Form 10-Q
period 1995-09-30
BOLT TECHNOLOGY CORP
filed 1995-11-07
CIK 354655

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    --------------------------------------

For the quarter ended September 30, 1995             Commission File No.
                                                            0-10723

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
             (Exact name of Registrant as specified in its charter)


                   CONNECTICUT                       06-0773922
                  ------------                       -----------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

           FOUR DUKE PLACE, NORWALK, CONNECTICUT              06854
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)


                                  203-853-0700
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                        -      -

The number of Shares outstanding of the Registrant's common stock as of October 16, 1995 was:

               Common Stock, without par value- 4,971,431 shares

                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----
                                                                Page Number
                                                                -----------
Part I - Financial Information:

  Consolidated statements of income - three months ended
  September 30, 1995 and 1994                                        3

  Consolidated balance sheets - September 30, 1995 and
  June 30, 1995                                                      4

  Consolidated statements of cash flows -  three months
  ended September 30, 1995 and 1994                                  5


  Notes to consolidated financial statements                        6-7


  Management's discussion and analysis of financial
  condition and results of operations                               8-9


Part II - Other Information:

  Item 6 - Exhibits and reports on Form 8-K                          10

  Signatures                                                         10

                                      (2)

                        PART  I - FINANCIAL INFORMATION
                         BOLT  TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     -------------------------------------


                                           Three Months Ended
                                              September 30,
                                         -----------------------
                                            1995         1994
                                         ----------   ----------
REVENUES:
  Sales...............................   $1,959,000   $1,594,000
  Service.............................      170,000      262,000
                                         ----------   ----------

                                          2,129,000    1,856,000
                                         ----------   ----------

COSTS AND EXPENSES:

 Cost of sales........................    1,072,000      885,000
 Cost of service......................      253,000      225,000
 Research and development.............       44,000       52,000
 Selling, general and administrative..      498,000      472,000
 Interest.............................        8,000       15,000
                                         ----------   ----------
                                          1,875,000    1,649,000
                                         ----------   ----------
Income before provision for income
 taxes................................      254,000      207,000
Provision for income taxes............            -            -
                                         ----------   ----------
Net income............................   $  254,000   $  207,000
                                         ==========   ==========

Net income per common share...........        $0.05        $0.04
                                         ==========   ==========

Weighted average common and
  common equivalent shares outstanding    4,971,431    5,689,284
                                         ==========   ==========


                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                             September 30,   June 30,
                                 1995          1995
                              (unaudited)
                             -------------  ----------
Current Assets:
 Cash........................   $  203,000  $   59,000
 Accounts receivable, net....    1,711,000   1,961,000
 Inventories.................    1,727,000   1,653,000
 Other.......................      517,000     477,000
                                ----------  ----------
Total current assets             4,158,000   4,150,000
                                ----------  ----------

Property and Equipment, net..      119,000     131,000
                                ----------  ----------

Other Assets.................      641,000     641,000
                                ----------  ----------
                                $4,918,000  $4,922,000
                                ==========  ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Notes payable................  $          -   $    103,000
   Accounts payable.............       602,000        682,000
   Accrued liabilities..........       400,000        475,000
                                  ------------   ------------
Total current liabilities            1,002,000      1,260,000
                                  ------------   ------------

Stockholders' Equity:
Common stock,without par value      24,660,000     24,660,000
    Accumulated deficit.........   (20,744,000)   (20,998,000)
                                  ------------   ------------
  Total stockholders' equity....     3,916,000      3,662,000
                                  ------------   ------------

                                  $  4,918,000   $  4,922,000
                                  ============   ============


                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           -------------------------

                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                      1995              1994
                                                      ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................   $ 254,000         $ 207,000
Adjustments to reconcile net income to
cash provided by operating activities:
    Depreciation.................................      16,000            11,000
                                                    ---------         ---------
                                                      270,000           218,000

   Change in Operating  Assets and Liabilities:
     Accounts receivable.........................     250,000            86,000
     Inventories.................................     (74,000)           90,000
     Other assets................................     (40,000)          (30,000)
     Accounts payable and accrued liabilities....    (155,000)          (35,000)
                                                    ---------         ---------

 Net cash provided by operating activities            251,000           329,000
                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment..............      (4,000)                -
                                                    ---------         ---------
    Net cash used in investing activities........      (4,000)                -
                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of Warrant.............................           -          (300,000)
 Net decrease in borrowings under revolving
  credit facility................................    (103,000)          (60,000)
 Exercise of stock options                                  -             2,000
                                                    ---------         ---------

    Net cash used in financing activities........    (103,000)         (358,000)
                                                    ---------         ---------

Net increase (decrease) in cash..................   $ 144,000         $ (29,000)
                                                    =========         =========
 Interest paid...................................   $  25,000         $  34,000
                                                    =========         =========

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

 NOTE-1- BASIS OF PRESENTATION
 -----------------------------

    The consolidated balance sheet as of September 30, 1995, the consolidated statements of income for the three-month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the three month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of management , all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the September 30, 1995 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended June 30, 1995.


 NOTE- 2- NOTES PAYABLE
 ----------------------

    The Company has a revolving credit facility with a domestic bank which allows for borrowings up to $2,250,000 determined by a formula based upon 85% of eligible accounts receivable, inventory and equipment. At September 30, 1995 there were no borrowings outstanding under this agreement. Maximum borrowings available at September 30, 1995 were $1,431,000. The agreement will expire in July 1997, unless renewed and has an interest rate of 1 1/2% over the bank's prime rate. The Company also pays an annual fee equal to 1% of the facility limit.

    The lender has a first priority security interest in all of the Company's assets and, under the agreement, the Company must, among other things, maintain no less than $930,000 of net worth. The Company is restricted from paying dividends during the term of the loan agreement.

                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------


 NOTE 3 - INCOME TAXES
 ---------------------

      At September 30, 1995, the Company had net operating loss carry-forwards of approximately $17,718 ,000 which expire in the years 2001 through 2007. Management has recorded a net tax asset of $1,027,000 relating to the expected future benefits of the net operating loss carry-forwards and other deductible temporary differences expected to be realized during the carry-forward periods.

    At September 30, 1995, current deferred tax assets of $408,000 were included in the consolidated balance sheet under caption "Other" and $619,000 of non-current deferred tax assets were included in the balance sheet under caption "Other Assets".


 NOTE 4 - INVENTORIES
 --------------------

    Inventories, net of reserves, are comprised of the following:


                                    September 30,   June 30,
                                        1995          1995
                                    -------------  ----------

Raw materials and sub-assemblies..     $1,541,000  $1,526,000
Work-in process...................        186,000     127,000
                                       ----------  ----------

                                       $1,727,000  $1,653,000
                                       ==========  ==========



 NOTE 5 - PROPERTY AND EQUIPMENT
 --------------------------------

      Property and equipment are comprised of the following:

                                       September 30     June 30,
                                           1995           1995
                                       -------------  ------------

Building and leasehold improvements..   $   534,000   $   534,000
Geophysical equipment................     2,674,000     2,674,000
Machinery and equipment..............     4,021,000     4,104,000
Equipment held for rental............     1,316,000     1,316,000
                                        -----------   -----------
                                          8,545,000     8,628,000
Less accumulated depreciation........    (8,426,000)   (8,497,000)
                                        -----------   -----------
                                        $   119,000   $   131,000
                                        ===========   ===========



                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   MANAGEMENT' S DISCUSSION AND ANALYSIS OF
                   -----------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  A summary of the Company's financial position follows:

                                      (In thousands)
                        -------------------------------------------
                        September 30,  June 30,  June 30,  June 30,
                            1995         1995      1994      1993
                        -------------  --------  --------  --------
Working capital.......         $3,156    $2,890    $1,873    $  773
Stockholders' equity..          3,916     3,662     2,006       930
Bank borrowings.......              -       103       257     2,136

  The Company's primary needs for cash are to fund accounts receivable and inventory. Accounts receivable and inventory were $1,711,000 and $1,727,000, respectively, at September 30, 1995 compared to $1,961,000 and $1,653,000, respectively, at June 30, 1995. From June 30, 1995 to September 30, 1995 accounts receivable decreased by $250,000 primarily from lower sales for the quarter ended September 30, 1995 as compared to the quarter ended June 30, 1995. The inventory balance increased moderately over the same period. With the cash flows from operating activities of $251,000 for the quarter ended September 30, 1995, the Company was able to eliminate outstanding short-term debt.

  The Company believes that the liquidity provided by its revolving credit facility, cash on hand and trade credit will be adequate to meet its cash needs over the next twelve months. Capital additions amounted to $4,000 for the first quarter of fiscal 1996. Capital expenditures for fiscal 1996 are not expected to exceed $100,000 and are expected to be funded from operating cash flow.

                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


RESULTS OF OPERATIONS -
---------------------
FIRST QUARTER FISCAL 1996 COMPARED TO FIRST QUARTER OF FISCAL 1995
------------------------------------------------------------------

Revenue for the three months ended September 30, 1995 and 1994 were comprised of the following: (000's omitted)


                                 September 30,  September 30,
                                      1995          1994
                                 -------------  -------------
Sales:
        Marine seismic equipment   $1,954          $1,533
        Land seismic equipment          5              61
                                   ------          ------
                                    1,959           1,594
                                   ------          ------

Service:
        Data acquisition              170             262
                                   ------          ------
                                   $2,129          $1,856
                                   ======          ======

  Total revenue increased 15% in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. The increase in total revenue was primarily due to increased sales of marine air gun systems and replacement parts which increased 27%.

  Cost of sales as a percentage of sales remained unchanged at 55% for both the first quarter of fiscal 1996 and 1995.

  Cost of service increased $28,000 for the quarter, although service revenue decreased by $92,000 due to higher travel and shipping costs associated with the contract work performed.

  Other operating costs (research and development and selling, general and administrative costs) increased $18,000 for the quarter mainly due to higher personnel costs which was in part offset by reduced travel expenditures.

  Interest expense decreased $7,000 for the quarter due to the lower level of borrowings outstanding under the Company's revolving credit agreement.

  Under the provisions of FASB 109, a tax provision was not required for the quarter ended September 30, 1995 and 1994.

                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------


                           PART II- OTHER INFORMATION
                           --------------------------

Item 6- Exhibits and Reports on Form 8-K
----------------------------------------

         (a) Exhibits.
            ----------
              (11)  Statement re compution of earnings per share.

         (b) Report on Form 8-K.
             -------------------
              No reports on Form 8-K were filed by the Company during July, August or September 1995.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              /s/ Raymond M. Soto
                              -------------------
                              President and Treasurer
                              (Principal Executive Officer and
                                Principal Financial Officer)


                              /s/ Alan Levy
                              -------------
                              Vice President-Finance and
                              Secretary
                              (Principal Accounting Officer)






November 7, 1995


                                      (10)

                                                            EXHIBIT  11


                              PART II - EXHIBIT 11

              Computation of Net Income per Share of Common Stock
              ---------------------------------------------------



                                             Three Months Ended
                                                September 30,
                                           ----------------------
                                              1995        1994
                                           ----------  ----------
Weighted average shares of common stock
     outstanding                            4,971,431   4,956,070

Shares issuable from assumed exercise
     of stock options and warrant             108,930     733,214
                                           ----------  ----------

Weighted average shares outstanding,
     as adjusted                            5,080,361   5,689,284
                                           ==========  ==========

Net income                                 $  254,000  $  207,000
                                           ==========  ==========

Net income per common share                $     0.05  $     0.04
                                           ==========  ==========

 In accordance with Accounting Principles Board Opinion No. 15, the inclusion of common stock equivalents in the computation of earnings per share need not be considered if the reduction in earnings per share is less than 3%. Therefore, net income per common share and common share equivalent as shown on the Consolidated Statements of Income for the three months ended September 30, 1995 does not include common share equivalents.

                                      (11)