Form 10-Q
period 1995-12-31
BOLT TECHNOLOGY CORP
filed 1996-01-31
CIK 354655

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

(  )  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                     _____________________________________


For the quarter ended December 31, 1995           Commission file No. 0-10723


                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
             (Exact name of Registrant as specified in its charter)


                   CONNECTICUT                     06-0773922
                  ------------                     ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


            FOUR DUKE PLACE, NORWALK, CONNECTICUT           06854
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

The number of Shares outstanding of the Registrant's common stock as of January 17, 1996 was:

               Common Stock, without par value - 4,971,431 shares



                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----
                                                            Page Number
                                                            ___________
Part I - Financial Information:

  Consolidated statements of income - three and
  six months ended December 31, 1995 and 1994                      3

  Consolidated balance sheets -
  December 31, 1995 and June 30, 1995                              4

  Consolidated statements of cash flows -
  six months ended December 31, 1995 and 1994                      5

  Notes to consolidated financial statements                     6-7

  Management's discussion and analysis of financial
  condition and results of operations                           8-10


Part II - Other Information:

  Item 4  - Submission of Matters to a Vote of Security Holders   10

  Item 6  - Exhibits and reports on Form 8-K                      10

  Signatures                                                      11






                                      (2)

                        PART  I - FINANCIAL INFORMATION
                          BOLT  TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     _____________________________________

                                               Three Months Ended            Six Months Ended
                                                   December 31,                 December 31,
                                             ----------------------       ----------------------
                                                  1995       1994             1995      1994
                                             ----------  ----------       ----------  ----------
REVENUES:
 Sales...................................... $1,677,000  $1,443,000       $3,636,000  $3,037,000
 Service....................................    100,000     152,000          270,000     414,000
 Interest...................................      3,000         -              3,000         -
                                             ----------  ----------       ----------  ----------
                                              1,780,000   1,595,000        3,909,000   3,451,000
                                             ----------  ----------       ----------  ----------

COSTS AND EXPENSES:
 Cost of sales..............................    899,000     804,000        1,971,000   1,689,000
 Cost of service............................    187,000     160,000          440,000     385,000
 Research and development...................     34,000      49,000           78,000     101,000
 Selling, general and administrative........    444,000     391,000          942,000     863,000
 Interest...................................      6,000      11,000           14,000      26,000
                                             ----------  ----------       ----------  ----------
                                              1,570,000   1,415,000        3,445,000   3,064,000
                                             ----------  ----------       ----------  ----------

 Income before provision for income
   taxes...................................     210,000     180,000          464,000     387,000

 Provision for income taxes................        -            -               -            -
                                             ----------  ----------       ----------  ----------

   Net income..............................  $  210,000  $  180,000       $  464,000    $387,000
                                             ==========  ==========       ==========  ==========
 Net income per common share...............       $0.04       $0.04            $0.09       $0.07
                                             ==========  ==========       ==========  ==========

 Weighted average common and common
   equivalent shares outstanding...........   4,971,431   4,970,846        4,971,431   5,330,065
                                             ==========  ==========       ==========  ==========

See Notes to Consolidated Financial Statements.


                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                   December 31,            June 30,
                                       1995                 1995
                                   (unaudited)
                                   -----------           -----------

Current Assets:
  Cash and cash equivalents.....    $  575,000           $    59,000
  Accounts receivable, net......     1,370,000             1,961,000
  Inventories...................     1,768,000             1,653,000
  Other.........................       479,000               477,000
                                   -----------           -----------
      Total current assets           4,192,000             4,150,000
                                   -----------           -----------

Property and Equipment, net.....       110,000               131,000
                                   -----------           -----------
Other Assets....................       648,000               641,000
                                   -----------           -----------
                                    $4,950,000            $4,922,000
                                   ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Notes payable................   $    -               $    103,000
   Accounts payable.............       460,000               682,000
   Accrued liabilities..........       364,000               475,000
                                   -----------           -----------
Total current liabilities              824,000             1,260,000
                                   -----------           -----------
Stockholders' Equity:
   Common stock, without par
    value.......................    24,660,000            24,660,000
    Accumulated deficit.........   (20,534,000)          (20,998,000)
                                   -----------           -----------
  Total stockholders' equity....     4,126,000             3,662,000
                                   -----------           -----------
                                    $4,950,000           $ 4,922,000
                                   ===========           ===========



 See Notes to Consolidated Financial Statements.



                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 ------------------------------------------------

                                                                     Six Months Ended
                                                                      December 31,
                                                             -----------------------------
                                                                1995           1994
                                                             ----------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 464,000          $ 387,000
Adjustments to reconcile net income to
cash provided by operating activities:
     Depreciation..........................................     30,000             23,000
                                                             ---------          ---------
                                                               494,000            410,000
   Change in Operating  Assets and Liabilities
      Accounts receivable..................................    591,000            (82,000)
      Inventories..........................................   (115,000)           142,000
      Other assets.........................................     (9,000)           (11,000)
      Accounts payable and accrued liabilities.............   (333,000)          (164,000)
                                                             ---------          ---------


 Net cash provided by operating activities.................    628,000            295,000
                                                             ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment........................     (9,000)           (54,000)
                                                             ---------          ---------
     Net cash used in investing activities.................     (9,000)           (54,000)
                                                             ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of Warrant.......................................          -           (300,000)
    Net (decrease) increase in borrowings under revolving
  credit facility..........................................   (103,000)            30,000
 Exercise of stock options.................................          -              3,000
                                                             ---------          ---------


     Net cash used in financing activities.................   (103,000)          (267,000)
                                                             ---------          ---------

NET INCREASE (DECREASE) IN CASH                              $ 516,000          $ (26,000)
                                                             =========          =========

INTEREST PAID                                                $  25,000          $  40,000
                                                             =========          =========
INCOME TAXES PAID                                               $4,000             $3,000
                                                             =========          =========



 See Notes to Consolidated Financial Statements.


                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

 NOTE-1- BASIS OF PRESENTATION
 -----------------------------

    The consolidated balance sheet as of December 31, 1995, the consolidated statements of income for the three-month and six-month periods ended December 31, 1995 and 1994 and the consolidated statements of cash flows for the six-month periods ended December 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

    Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the December 31, 1995 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


 NOTE- 2- NOTES PAYABLE
 ----------------------
    The Company has a revolving credit facility with a domestic bank which allows for borrowings up to $2,250,000 determined by a formula based upon 85% of eligible accounts receivable, inventory and equipment. At December 31, 1995 there were no borrowings outstanding under this agreement. Maximum borrowings available at December 31, 1995 were $1,104,000. The agreement will expire in July 1997, unless renewed and has an interest rate of 1 1/2% over the bank's prime rate. The Company also pays an annual fee equal to 1% of the facility limit.

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







                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------


 NOTE 3 - INCOME TAXES
 ---------------------

      At December 31, 1995, the Company had net operating loss carry-forwards of approximately $17,490,000 which expire in the years 2001 through 2007. Management has recorded a net tax asset of $1,035,000 relating to the expected future benefits of the net operating loss carry-forwards and other deductible temporary differences expected to be realized during the carry-forward periods.

    At December 31, 1995, current deferred tax assets of $408,000 were included in the consolidated balance sheet under caption "Other" and $627,000 of non-current deferred tax assets were included in the balance sheet under caption "Other Assets".


 NOTE 4 - INVENTORIES
 --------------------

    Inventories, net of reserves, are comprised of the following:


                                    December 31,   June 30,
                                        1995         1995
                                    ------------  ----------

Raw materials and sub-assemblies..    $1,592,000  $1,526,000
Work-in process...................       176,000     127,000
                                      ----------  ----------

                                      $1,768,000  $1,653,000
                                      ==========  ==========


 NOTE 5  - PROPERTY AND EQUIPMENT
 --------------------------------

      Property and equipment are comprised of the following:

                                       December 31,     June 30,
                                           1995           1995
                                       -------------  ------------

Building and leasehold improvements..   $   534,000   $   534,000
Geophysical equipment................     2,680,000     2,674,000
Machinery and equipment..............     4,021,000     4,104,000
Equipment held for rental............     1,316,000     1,316,000
                                        -----------   -----------
                                          8,551,000     8,628,000
   Less accumulated depreciation.....    (8,441,000)   (8,497,000)
                                        -----------   -----------
                                         $  110,000   $   131,000
                                        ===========   ===========




                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  A summary of the Company's financial position follows:

                                      (In thousands)
                        ------------------------------------------
                        December 31,  June 30,  June 30,  June 30,
                            1995        1995      1994      1993
                        ------------  --------  --------  --------
Working capital.......        $3,368    $2,890    $1,873    $  773
Stockholders' equity..         4,126     3,662     2,006       930
Bank borrowings.......             -       103       257     2,136

     The Company has financed its operations from internally generated cash, its credit facility, and trade credit. Cash flow from operating activities before changes in working capital items was $494,000 for the six months ended December 31, 1995. Cash flow from operating activities after changes in working capital items amounted to $628,000 for the six months ended December 31, 1995, primarily from a decrease in accounts receivable caused by increased collections. The Company believes that cash flow from operations, its credit facility, and trade credit are sufficient to provide adequate liquidity in the foreseeable future.

     The cash flow noted above has been sufficient to eliminate outstanding borrowings from the Company's credit facility. This facility provides for borrowings of up to $2,250,000 determined by a formula based upon 85% of eligible accounts receivables, inventory and equipment. Maximum borrowings available as of December 31, 1995 were $1,104,000.

     Capital expenditures amounted to $9,000 for the first six months of fiscal 1996. The Company anticipates that expenditures for the current fiscal year will not exceed $75,000 and will be funded through cash flow from operations.






                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


 RESULTS OF OPERATIONS
 ---------------------

       Revenue for the three-month and six-month periods ended December 31, 1995 and 1994 were comprised of the following (000's omitted):

                            Three Months Ended            Six Months Ended
                                December 31,                 December 31,
                            -------------------          -------------------
                             1995         1994            1995         1994
                            ------       ------          ------       ------
Sales:
 Marine equipment           $1,606       $1,424          $3,560       $2,957
 Land equipment                 71           19              76           80
                            ------       ------          ------       ------
                             1,677        1,443           3,636        3,037
                            ------       ------          ------       ------
Service:
 Data acquisition              100          152             270          414
                            ------       ------          ------       ------

Interest                         3            -               3            -
                            ------       ------          ------       ------

 Total Revenue              $1,780       $1,595          $3,909       $3,451
                            ======       ======          ======       ======

           Total revenue increased 12% for the second quarter and 13% for the first six months of fiscal 1996. The second quarter and six-month period reflect significant improvement in marine equipment sales which increased 13% and 20%, respectively. The Company has continued to benefit from the wider application of three dimensional seismic surveys which has increased the demand for marine equipment.

           Partially offsetting the increase in marine seismic equipment sales has been reduced service revenue from the Company's Wellseis(R) operations which decreased $52,000 for the quarter and $144,000 for the six-month period. The decreases were caused by lower demand for this service.

           Cost of sales as a percentage of sales decreased from 56% to 54% for both the second quarter and six-month period. The decrease in the cost of sales percentage for the current periods was caused by the improved margin on the rental of land seismic energy sources.

           Cost of service increased $27,000 for the quarter and $55,000 for the six month period. The cost of service increase was caused by outside consultants needed for the service work performed.


                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


 RESULTS OF OPERATIONS (CONT'D.)
 ---------------------

           Other operating costs (research and development and selling, general and administrative costs) increased $38,000 for the quarter and $56,000 for the six-month period. The increase in the second quarter was primarily the result of a higher provision for bad debts and higher patent costs. The increase for the six-month period was caused by higher fringe benefit expenses and a higher provision for bad debts offset partially by reduced travel expenses.

           Interest expense decreased $5,000 for the quarter and $12,000 for the six-month period because of reduced borrowings under the Company's credit facility.

           Under the provisions of FASB No. 109 (See Note 3), a tax provision was not required for the periods presented.


                          PART II - OTHER INFORMATION
                          ---------------------------

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 ------------------------------------------------------------

           At the Annual Meeting of Shareholders held on November 14, 1995, the following actions were taken.

           The following Directors were elected for a term of three years:

                                                            John H. Larson
                                                            Bernard Luskin


 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
 -----------------------------------------

   (a)  Exhibits.
        --------
         (11)  Statement re computation of earnings per share.
         (27)  Financial data schedule.

   (b)  Reports on Form 8-K.
        -------------------
           No reports on Form 8-K were filed by the Company during October, November or December 1995.

                                      (10)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------


                                   SIGNATURES
                                   ----------
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 /s/ Raymond M. Soto
                                        -------------------------------------
                                                President and Treasurer
                                           (Principal Executive Officer and
                                              Principal Financial Officer)



                                                    /s/ Alan Levy
                                        -------------------------------------
                                         Vice President-Finance and Secretary
                                            (Principal Accounting Officer)



     January 31, 1996



                                      (11)