Form 10-Q
period 1996-03-31
BOLT TECHNOLOGY CORP
filed 1996-04-29
CIK 354655

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        ______________________________

For the quarter ended March 31, 1996              Commission file No.  0-10723

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
            (Exact name of Registrant as specified in its charter)


      CONNECTICUT                                         06-077392
      -----------                                         ---------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)


           FOUR DUKE PLACE, NORWALK, CONNECTICUT              06854
           --------------------------------------------------------
           (Address of principal executive officies)     (Zip Code)


                                 203-853-0700
                                 ------------
             (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of 1934 during the preceding 12 months (or for such shorter period that the registrant was requried to file such reports), and (2) has been subject to such filing
requirements for the pasr 90 days.  Yes X   No __
                                        -

The number of Shares outstanding of the Registrant's common stock as of April 17, 1996 was:

               Common Stock, without par value - 4,971,431 shares



                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----
                                                                  Page Number
                                                                  -----------
Part I - Financial Information:

         Consolidated statements of income - three and
         nine months ended March 31, 1996 and 1995                       3

         Consolidated balance sheets -
         March 31, 1996 (unaudited) and June 30, 1995                    4

         Consolidated statements of cash flows -
         nine months ended March 31, 1996 and 1995                       5

         Notes to consolidated financial statements                    6-7

         Management's discussion and analysis of financial
         condition and results of operations                          8-10


Part II - Other Information:

         Item 6 - Exhibits and reports on Form 8-K                      10

         Signatures                                                     11


                                      (2)

                        PART  I - FINANCIAL INFORMATION
                         BOLT  TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                        _______________________________

                                                Three Months Ended         Nine Months Ended
                                                    March 31,                  March 31,
                                                ------------------       -------------------
                                                1996         1995         1996           1995
                                                ----         ----         ----           ----
REVENUES:
   Sales.................................. $1,782,000    $1,426,000   $5,418,000     $4,463,000
   Service................................    167,000       375,000      437,000        789,000
   Interest...............................      6,000         -            9,000          -
                                           ----------    ----------    ---------     ----------
                                            1,955,000     1,801,000    5,864,000      5,252,000
                                           ----------    ----------    ---------     ----------

COSTS AND EXPENSES:
    Cost of sales.........................    913,000       819,000    2,884,000      2,508,000
    Cost of service.......................    187,000       255,000      627,000        640,000
    Research and development..............     42,000        51,000      120,000        152,000
    Selling, general and administrative...    520,000       418,000    1,462,000      1,281,000
    Interest..............................      6,000        17,000       20,000         43,000
                                           ----------    ----------   ----------     ----------
                                            1,668,000     1,560,000    5,113,000      4,624,000
                                           ----------    ----------   ----------     ----------

Income before provision for income
   taxes..................................    287,000       241,000      751,000        628,000

Provision for income taxes................     10,000         -           10,000          -
                                           ----------    ----------   ----------     ----------
   Net income............................. $  277,000    $  241,000   $  741,000     $  628,000
                                           ==========    ==========   ==========     ==========

Net income per common share...............      $0.06         $0.05        $0.15          $0.12
                                           ==========    ==========   ==========     ==========

Weighted average common and common
   equivalent shares outstanding..........  4,971,431     4,971,431    4,971,431      5,210,520
                                           ==========    ==========   ==========     ==========

See Notes to Consolidated Financial Statements.

                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                          March 31,          June 30,
                                            1996               1995
                                         (unaudited)
                                         -----------         --------
Current Assets:
   Cash and cash equivalents...........    $748,000            $59,000
   Accounts receivable, net............   1,646,000          1,961,000
   Inventories.........................   1,705,000          1,653,000
   Other...............................     485,000            477,000
                                         ----------         ----------
            Total current assets          4,584,000          4,150,000
                                         ----------         ----------

Property and Equipment, net............     105,000            131,000
                                         ----------         ----------

Other Assets...........................     651,000            641,000
                                         ----------         ----------
                                         $5,340,000         $4,922,000
                                         ==========         ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
   Notes payable........................     $  -            $103,000
   Accounts payable.....................     450,000          682,000
   Accrued liabilities..................     487,000          475,000
                                          ----------       ----------
      Total current liabilities              937,000        1,260,000
                                          ----------       ----------

Stockholders' Equity:
   Common stock,without par value.......  24,660,000       24,660,000
   Accumulated deficit.................. (20,257,000)     (20,998,000)
                                          ----------       ----------
 Total stockholders' equity.............   4,403,000        3,662,000
                                          ----------       ----------
                                          $5,340,000       $4,922,000
                                          ==========       ==========

See Notes to Consolidated Financial Statements.

                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                      __________________________________

                                                                Nine Months Ended
                                                                    March 31,
                                                              ---------------------
                                                                1996           1995
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................................   $741,000      $628,000
     Adjustments to reconcile net income to
       cash provided by operating activities:
        Depreciation.......................................     46,000        36,000
                                                              --------      --------
                                                               787,000       664,000
     Change in Operating  Assets and Liabilities
        Accounts receivable................................    315,000      (557,000)
        Inventories........................................    (52,000)      (84,000)
        Other assets.......................................    (18,000)      (30,000)
        Accounts payable and accrued liabilities...........   (220,000)       58,000
                                                              --------      --------
        Net cash provided by operating activities..........    812,000        51,000
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment....................    (20,000)      (62,000)
                                                              --------      --------
        Net cash used in investing activities..............    (20,000)      (62,000)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of Warrant...................................       -         (300,000)
     Net (decrease) increase in borrowings under revolving
      credit facility......................................   (103,000)      272,000
     Exercise of stock options.............................       -            3,000
                                                              --------      --------
        Net cash used in financing activities..............   (103,000)      (25,000)
                                                              --------      --------
NET INCREASE (DECREASE) IN CASH                               $689,000      $(36,000)
                                                              ========      ========
INTEREST PAID                                                  $25,000       $51,000
                                                              ========      ========
INCOME TAXES PAID                                              $13,000        $3,000
                                                              ========      ========

See Notes to Consolidated Financial Statements.

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

 NOTE-1- BASIS OF PRESENTATION
 -----------------------------

     The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three-month and nine-month periods ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the nine-month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the March 31, 1996 consolidated financial state-ments be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


NOTE 2 - NOTES PAYABLE
- ----------------------

     The Company has a revolving credit facility with a domestic bank which allows for borrowings up to $2,250,000 determined by a formula based upon 85% of eligible accounts receivable, inventory and equipment. At March 31, 1996 there were no borrowings outstanding under this agreement. Maximum borrowings available at March 31, 1996 were $1,093,000. The agreement will expire in July 1997, unless renewed and has an interest rate of 1 1/2% over the bank's prime rate. The Company also pays an annual fee equal to 1% of the facility limit.

     The lender has a first priority security interest in all of the Company's assets and, under the agreement, the Company must, among other things, maintain no less than $930,000 of net worth. The Company is restricted from paying dividends during the term of the loan agreement.


NOTE 3 - INCOME TAXES
- ---------------------

     At March 31, 1996, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $17,100,000 which expire in the years 2001 through 2007. Management has recorded a net tax asset of $1,037,000 relating to the expected future benefits of the net operating loss carry-forwards and other deductible temporary differences expected to be realized during the carry-forward periods.

     At March 31, 1996, current deferred tax assets of $408,000 were included in the consolidated balance sheet under caption "Other" and $629,000 of non-current deferred tax assets were included in the balance sheet under caption "Other Assets".

     In the third quarter of fiscal 1996, the Company recorded a provision for state income taxes of $10,000. Under the provisions of FAS No. 109, no federal income provision is required because of available net operating loss carry-forwards.

                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------


NOTE 4 - INVENTORIES
- --------------------

       Inventories, net of reserves, are comprised of the following:

                                                  March 31,        June 30,
                                                     1996            1995
                                                     ----            ----
            Raw materials and sub-assemblies..    $1,484,000      $1,526,000
            Work-in process...................       221,000         127,000
                                                  ----------      ----------

                                                  $1,705,000      $1,653,000
                                                  ==========      ==========




NOTE 5 - PROPERTY AND EQUIPMENT
- --------------------------------

       Property and equipment are comprised of the following:

                                                     March 31,       June 30,
                                                       1996            1995
                                                       ----            ----
            Building and leasehold improvements..  $   534,000     $   534,000
            Geophysical equipment................    2,682,000       2,674,000
            Machinery and equipment..............    4,028,000       4,104,000
            Equipment held for rental............      822,000       1,316,000
                                                   -----------     -----------
                                                     8,066,000       8,628,000
                Less accumulated depreciation....   (7,961,000)     (8,497,000)
                                                   -----------     -----------
                                                    $  105,000     $   131,000
                                                   ===========     ===========

                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     A summary of the Company's financial position follows:

                                     (In thousands)
                                     --------------
                             March 31,  June 30,  June 30,  June 30,
                               1996       1995      1994      1993
                             ---------  --------  --------  --------
     Working capital.......   $3,647    $2,890    $1,873    $  773
     Stockholders' equity..    4,403     3,662     2,006       930
     Bank borrowings.......       -        103       257     2,136

     Cash and cash equivalents increased $689,000 from June 30, 1995 to March 31, 1996. Cash provided by operating activities for the nine months ended March 31, 1996 was $812,000 offset by cash used in investing activities of $20,000 and cash used in financing activities of $103,000.

     Trade accounts receivables decreased by $315,000 due to improved collections. Management intends to focus efforts on maintaining days' sales outstanding within a 70 to 80 day range.

     Total current liabilities decreased $323,000 from June 30, 1995 due to the elimination of borrowings under the Company's credit facility and earlier payment of vendor invoices because of improved cash flow.

     Capital expenditures amounted to $20,000 for the first nine months of fiscal 1996. The Company anticipates that expenditures for the current fiscal year will not exceed $50,000 and will be funded through cash flow from operations.

     The Company's internal sources of liquidity are existing cash balances and cash flow from operations. The Company's external sources of liquidity are trade credit from vendors and borrowings available under the Company's credit facility. The Company believes these sources will be adequate to provide required liquidity in the forseeable future.


                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


RESULTS OF OPERATIONS
- ---------------------

     Revenue for the three-month and six-month periods ended March 31, 1996 and 1995 were comprised of the following (000's omitted):

                                      Three Months Ended       Nine Months Ended
                                           March 31,                March 31,
                                      ------------------       -----------------

                                      1996          1995       1996         1995
                                      ----          ----       ----         ----
Sales:
     Marine equipment               $1,763        $1,385     $5,323       $4,342
     Land equipment                     19            41         95          121
                                    ------        ------     ------       ------
                                     1,782         1,426      5,418        4,463
                                    ------        ------     ------       ------
Service:
     Data acquisition                  167           375        437          789
                                    ------        ------     ------       ------

Interest                                 6           -            9          -
                                    ------        ------     ------       ------

     Total Revenue                  $1,955        $1,801     $5,864       $5,252
                                    ======        ======     ======       ======

     Total revenue increased 9% for the third quarter of 1996 and 12% for the first nine months of fiscal 1996. Both the continued acceptance of the Company's long-life guns and the wider application of three dimensional seismic surveys have contributed to the increase in marine equipment sales.

     Partially offsetting the increase in marine equipment sales was reduced service revenue from Wellseis(R) operations which decreased $208,000 for the quarter and $352,000 for the nine-month period. The decreases have been a result of equipment problems which delayed scheduled work and the lower demand for this service.

     Cost of sales as a percentage of sales improved from 57% to 51% in the third quarter principally from improved margins on long-life guns and replacement parts sales and improved utilization afforded by increased equipment sales. Cost of sales as a percentage of sales improved from 56% to 53% for the nine-month period because of the reasons noted above and improved margins from the rental of land seismic units.

     Cost of service decreased $68,000 for the quarter and $13,000 for the nine-month period. The lower level of expenditures was related to the reduced level of revenue for each period.

                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


RESULTS OF OPERATIONS (CONT'D.)
- ---------------------

     Other operating expenses (research and development and selling, general and administrative expenses) increased $93,000 for the quarter and $149,000 for the nine months ended March 31, 1996. The increases for the quarter and nine-month period were the result of higher personnel costs and an increase in the provision for bad debts.

     Interest expense decreased $11,000 for the quarter and $23,000 for the nine-month period because of reduced borrowings under the Company's credit facility.

     In the third quarter of fiscal 1996, the Company recorded a provision for state income taxes of $10,000. Under the provisions of FAS No. 109, no federal income tax provision is required because of available net operating loss carry-forwards.



                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

       (a)  Exhibits.
            --------
            (11)  Statement re computation of earnings per share.
            (27)  Financial data schedule.

       (b)  Reports on Form 8-K.
            -------------------
            No reports on Form 8-K were filed by the Company during January, February or March 1996.



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


                                        /s/ Raymond M. Soto
                                       ----------------------------
                                         President and Treasurer
                                         (Principal Executive Officer and
                                         Principal Financial Officer)



                                        /s/ Alan Levy
                                       ----------------------------------
                                         Vice President-Finance and
                                          Secretary
                                         (Principal Accounting Officer






     April 25, 1996



                                      (11)