Form 10-K405
period 1996-06-30
BOLT TECHNOLOGY CORP
filed 1996-09-17
CIK 354655

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            -----------------------

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended June 30, 1996
                                      or
         [   ]Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]
                 For the transition period from _____ to _____

                        Commission File Number 0-10723

                          BOLT TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

        Connecticut                                              06-0773922
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Four Duke Place, Norwalk, Connecticut                              06854
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code: (203) 853-0700

          Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock, without par value
                               (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [ X ] NO [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Common Stock, without par value, held by non-affiliates on August 23, 1996:
                                   $9,051,776
As of August 23, 1996, there were 4,971,431 shares of Common Stock, without par value, outstanding.

                      Documents Incorporated By Reference

Definitive Proxy Statement for 1996 Annual Meeting, which will be filed no later than 120 days after June 30, 1996, is incorporated by reference in Part III to the extent stated in this report.

                                    PART I

ITEM 1.  BUSINESS

Bolt Technology Corporation is incorporated under the laws of Connecticut. The Company is engaged in developing, manufacturing, leasing, and selling geophysical equipment, and providing geophysical data acquisition services for use in the exploration for oil and gas. The Company operates in one business segment but divides its business into two classes of products: (1) geophysical equipment and (2) geophysical services. Geophysical equipment includes the Company's marine and land air guns. Geophysical services represents the acquisition of seismic data for use by the petroleum industry using the Company's WELLSEIS(R) technology.

OVERVIEW

An energy source, such as the Company's air gun, used in seismic exploration creates elastic waves at frequencies that readily travel to great depths in the earth. As elastic waves travel through the earth, they are reflected by the earth's subsurface strata and received as signals by devices known as hydrophones for marine exploration and geophones for land exploration. A shipboard unit containing electronic recording equipment converts the signals to digital form. The data is recorded on magnetic tape and sent to computer centers for processing. This processed data "maps" cross-sections of the earth's subsurface strata for use by geophysicists.

A trend that has helped the oil and gas industry reduce risk and cost and increase productivity has been the application of three-dimensional ("3-D") seismic surveys which improve the resolution of subsurface strata. It is believed that the improved resolution from 3-D surveys has been an important factor in improving drilling success rates.

The precise shot to shot repeatability of the Company's marine air guns and their reliability of operation make them especially beneficial for use in 3-D surveys.

GEOPHYSICAL EQUIPMENT

The Company's air guns have been used worldwide since 1965, primarily in seismic exploration for oil and gas. The air guns, by explosive release of high-pressure air directly into the water, create elastic waves with a high energy yield in those frequencies that penetrate readily to great depths in the earth.

A seismic exploration vessel may tow as many as 60 air guns along with multiple hydrophone streamers of up to 8,000 meters in length. The air guns are fired simultaneously every 75-150 feet along the survey line.

The Company has developed a new generation of marine air guns that extend the period between routine air gun maintenance cycles. These new "long-life" guns also provide improved high peak sound pressure levels and improved frequency spectrum as compared with previous models. These improved characteristics are advantageous to geophysicists in designing 3-D surveys. A retro-fit kit, which incorporates the improvements of the new long-life guns, allows users to easily upgrade existing air gun models to the new long-life standard.

The Company sells a modified version of the marine air gun, in which the portholes are closed at all times except when the gun is firing, for use in mud-holes, sand, or other penetrable materials. Unlike the Company's marine and land air guns which are used primarily in the exploration for new accumulations of

ITEM 1.  BUSINESS (CONT'D.)

GEOPHYSICAL EQUIPMENT (CONT'D.)

oil and gas, the Company's down-hole air guns also used for seismic surveys at established oil and gas wells ("well-shooting") both on and offshore.

The Company sells various models of air guns that range in price from $3,000 to $76,000. A significant source of the Company's revenue is from the sale of replacement parts.

For seismic exploration surveys on land, the Company sells a modified version of the marine air gun that is installed together with all necessary auxiliary equipment on a truck or, for use in particularly rough terrain, on an articulated buggy. A specialized version of the land air gun is the OMNIPULSE(R) Shear Wave Generator which is especially useful for seismic surveys defining fracture zones with high resolution. The Company has not manufactured new land seismic units since fiscal 1986, but continues to lease existing units (8 at June 30, 1996) and offer for sale units that have been previously on lease.

GEOPHYSICAL SERVICES

The Company offers geophysical services to the production side of the oil and gas industry with its WELLSEIS(R) Borehole Seismic System. The WELLSEIS(R) Borehole Seismic System consists of an Air Gun Tool Energy Source, a Multi-Level 3-component Geophone Tool Receiver and a Digital Recorder. The System is used to acquire crosswell seismic data by simultaneously deploying the Air Gun Tool and Multi-Level Geophone Tool to thousands of feet in separate wells. It has been used for high resolution reservoir characterization, determination of fracture patterns, mapping of various enhanced oil recovery processes and in salt flank imaging. In addition to providing services with the WELLSEIS(R) Borehole Seismic System, the company offers the system for sale.

The Company's geophysical services group, The WELLSEIS Division, is also currently developing a Fracture Diagnostic Service in cooperation with the GAS RESEARCH INSTITUTE. The service will be provided to oil and gas producing companies and will offer data acquisition (via an advanced fiberoptic telemetry receiver system), processing, and interpretation of the microseismic activity created during hydraulic fracture treatments at producing wells. This service will provide the production engineer with a visual 3-D image of the sub-surface geological changes, "as they occur," from the hydraulic fracturing process. The ability of the engineer to observe fracture height, length, azimuth, and intensity in real time will allow dynamic control of the fracture treatment design that should yield positive effects to the fracturing economics.

GENERAL

FOREIGN SALES

The Company sells its products and services in the United States and abroad. During the fiscal years ended June 30, 1996, 1995 and 1994, 58%, 63% and 62%, respectively, of its revenues were generated from foreign sales and service. All billings are payable in U.S. dollars; therefore, the Company has no risk of exchange rate fluctuations, although such fluctuations affect prices paid by foreign customers.

BACKLOG

Because of the short period between order and shipment dates for the principal portion of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

COMPETITION

The Company's marine air guns compete primarily with marine air guns manufactured by Input/Output, Inc. and Seismic Systems, Inc.

The Company's land seismic energy sources are not a major factor in the market for this equipment. Dynamite and hydraulic vibrators are the most widely used energy sources for land seismic exploration accounting for over 95% of the world-wide line miles of data acquired.

The Company believes that its WELLSEIS(R) tomography system is the most widely used energy source for interwell seismic surveys. Other companies with greater financial resources than the Company are developing energy sources that would compete with the WELLSEIS(R) Borehole System.

The Company believes that technology is the primary basis of competition as oil and gas exploration companies require higher quality seismic data and improved productivity. The Company believes that its long-life marine air guns are the most technically advanced energy source currently available. The Company believes that the remaining competitive factors in the industry are field product support and price.

MARKETING

Marketing of the Company's geophysical equipment and services is principally performed by salaried sales personnel, all of whom are based in the United States. The Company also uses sales agents for individual sales in certain foreign countries. In general, the Company markets its products and services through its sales force, together with its technical services and engineering staffs, primarily to representatives of major oil companies and to contractors. The principal marketing techniques used by the Company are direct sales visits to current and potential customers, product demonstrations, and participation at industry trade shows and meetings.

RESEARCH AND DEVELOPMENT

The Company's ability to compete successfully depends upon, among other things, its ability to develop new products as well as to improve the technical capabilities of its existing products and services. The Company, during the fiscal years 1996, 1995 and 1994, has spent $161,000, $200,000 and $202,000, respectively, to develop new products and to upgrade its existing products and services.

ITEM 1.  BUSINESS (CONT'D.)

EMPLOYEES

As of June 30, 1996, the Company employed 42 persons. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that its employee relations are good.



RAW MATERIALS AND ENVIRONMENTAL PROTECTION

The Company believes it has adequate sources of parts and materials for the products it manufactures.

The nature of the Company's operations is such that there is little, if any, impact upon the environment. The Company has not experienced any problems complying with environmental protection laws and regulations.

INTELLECTUAL PROPERTY

The Company currently owns more than 20 United States patents and more than 30 patents in foreign countries relating to its existing products and planned improvements. Patents covering improved features of the air gun expire in 1998 and 2005. Patents covering the company's other products and planned improvements expire in the period from 1996 to 2003. Although the Company's patents are considered important to its operations, no one patent is considered essential to the success of the Company.

MAJOR CUSTOMERS

Historically a significant portion of the Company's revenues have been attributable to a few large customers. In 1996, sales to Schlumberger, Ltd. , Petroleum Geo-Services (PGS) and Geoscience Corporation accounted for 33% , 16% and 11%, respectively, of total revenue. In 1995, Schlumberger, Ltd. and PGS accounted for 38% and 14%, respectively, of total revenue. The loss of Schlumberger, Ltd. as a customer or a significant decrease in the amount of purchases by Schlumberger could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company's principal properties:


                                                       APPROXIMATE
                                                         AREA        EXPIRATION
LOCATION               NATURE OF PROPERTY              (SQ. FEET)   DATE OF LEASE
- --------               ------------------              ---------    -------------
Norwalk, Connecticut               Factory                 22,300            1996
Norwalk, Connecticut    Administration/Engineering (1)      6,600            1997
Houston, Texas                 Office/Warehouse             3,000            1999


In the opinion of the Company's management, the properties described above are in good condition and repair and are suitable and adequate for the Company's purposes.

ITEM 2.  PROPERTIES (CONT'D.)

The properties are currently fully utilized on a one shift basis which provides sufficient productive capacity.
 _____________________________________

(1) This building was constructed by a joint venture between the Company and a third party. The Company leases the facility from the joint venture at an annual rental of approximately $119,000.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceedings to which the Company or any of its property is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to its security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The prices set forth below are the high and low bid prices reported by the National Quotation Bureau, Inc. and represent inter-dealer quotations that do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions. On September 10, 1996, the Company's Common Stock (symbol BTJ) began trading on the American Stock Exchange.


                         FISCAL 1996           HIGH    LOW
                         -----------           ----    ---

                         First Quarter           1 7/8  1 3/16
                         Second Quarter          1 7/8  1  3/4
                         Third Quarter         1 13/16  1  1/8
                         Fourth Quarter        2  7/16  1  1/2

                         FISCAL 1995           HIGH    LOW
                         -----------           ----    ---
                         First Quarter          1  1/4     3/8
                         Second Quarter         1 5/32     1/2
                         Third Quarter          1  1/4     1/2
                         Fourth Quarter         1 3/16     7/8

At June 30, 1996, the Company had 475 shareholders of record.

The Company has not declared any dividends since the second quarter of 1985. No dividends on common stock will be declared in the foreseeable future. The Company's credit agreement restricts the ability to pay dividends. See Note 2 to the consolidated financial statements for further information.

 ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the consolidated financial statements provided elsewhere herein.


                                                                       YEARS ENDED JUNE 30,
                                                            -----------------------------------------
                                                              1996    1995    1994    1993     1992
                                                            -------  ------  ------  -------  -------
                                                             (In thousands, except per share amounts)

INCOME STATEMENT DATA:

 TOTAL REVENUES............................................. $8,650  $7,707  $6,743  $7,786   $5,707
                                                             ------  ------  ------  ------   ------

 COSTS AND EXPENSES:
      Cost of sales and service.............................  5,220   4,658   3,857   4,951    3,503
      Research and development..............................    161     200     202     240      337
      Selling, general and administrative...................  2,059   1,896   1,855   1,875    1,465
                                                             ------  ------  ------  ------   ------
                                                              7,440   6,754   5,914   7,066    5,305
                                                             ------  ------  ------  ------   ------

 Income before income taxes
      and extraordinary item................................  1,210     953     829     720      402
 Benefit (provision) for income taxes (1)...................      -   1,000       -    (244)    (137)
                                                             ------  ------  ------  ------   ------
Income before extraordinary item............................  1,210   1,953     829     476      265
 Extraordinary item.........................................      -       -     234     244      137
                                                             ------  ------  ------  ------   ------

      NET INCOME............................................ $1,210  $1,953  $1,063  $  720   $  402
                                                             ======  ======  ======  ======   ======

 NET INCOME PER COMMON SHARE:

      Income  before extraordinary item.....................   $.24    $.38  $  .13  $  .08   $  .05
      Extraordinary item....................................      -       -     .04     .04      .02
                                                             ------  ------  ------  ------   ------

    NET INCOME..............................................   $.24    $.38  $  .17  $  .12   $  .07
                                                             ======  ======  ======  ======   ======

 Weighted average common and common
      equivalent shares outstanding.........................  5,010   5,151   6,325   6,225    5,849

 FINANCIAL POSITION DATA:

      Working capital....................................... $4,122  $2,890  $1,873  $  773   $ (251)
      Total assets..........................................  6,462   4,922   3,049   4,006    3,168
      Stockholders' equity..................................  4,872   3,662   2,006     930      180

 1) Reflects recognition of previously reserved tax benefits in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $1,305,000 as a result of cash flow provided by operating activities of $1,430,000 offset by additions to property and equipment of $22,000 and the payment of borrowings outstanding under the Company's credit facility of $103,000.

Accounts receivable increased to $2,181,000 at June 30, 1996 from $1,961,000 at June 30, 1995, principally as a result of higher sales levels. Inventory decreased $29,000, primarily due to the increased level of shipments made in the fourth quarter of fiscal 1996.

Accounts payable increased to $905,000 at June 30, 1996 from $682,000 at June 30, 1995, due to increased purchases for a large marine air gun system shipped in the fourth quarter of fiscal 1996. Accrued liabilities increased $210,000 from June 30, 1995 to June 30, 1996 largely as a result of higher provisions for commissions and incentive compensation. There were no currently payable income taxes at June 30, 1996 because the Company's fiscal 1996 estimated tax payments were adequate to discharge the current tax liability and the Company also was able to utilize federal net operating loss carry-forwards.

The Company has a credit facility that allows for maximum borrowings of $1,200,000. There were no borrowings outstanding under this agreement at June 30, 1996. The agreement will expire in July 1997, unless renewed.

The Company's operating cash needs for the next twelve months will be met by cash balances, cash flow from operations, trade credit and available borrowings under the Company's revolving credit agreement. The Company believes that these sources will be adequate to provide necessary operating liquidity.

Net property and equipment additions totaled $22,000 in 1996 and $86,000 in 1995. The Company does not anticipate that capital expenditures will exceed $100,000 for 1997. These expenditures are expected to be funded from operating cash flow.

The Company believes that inflation and changing prices have not had a material effect on the Company's revenues and profitability during the past three years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

RESULTS OF OPERATIONS

         Revenues for the three years ended June 30, 1996, 1995 and 1994 were comprised of the following (000's omitted):



                             JUNE 30,  JUNE 30,  JUNE 30,
                               1996      1995      1994
                             --------  --------  --------

SALES:

 Marine seismic equipment      $7,927    $6,594    $5,459
 Land seismic equipment           175       125       547
                               ------    ------  --------
                                8,102     6,719     6,006
                               ------    ------  --------

SERVICE:

 Data acquisition                 529       988       737
                               ------    ------  --------

INTEREST                           19         -         -
                               ------    ------  --------

                              $ 8,650    $7,707    $6,743
                              =======    ======  ========



Total revenue increased 12% from 1995 to 1996 and 14% from 1994 to 1995. The major source of revenue growth over this period has been provided by increased marine air gun system sales and replacement parts which increased 20% in 1996 and 21% in 1995. Both the continued acceptance of the Company's long-life guns and the wider application of three-dimensional seismic surveys have contributed to the higher demand for the Company's marine equipment.

The decreases in land equipment sales from 1994 to 1996 reflect delivery of the final phase of a Wellseis system and the sale of land seismic systems from the Company's rental fleet in 1994. These sources of revenue were not repeated in 1995 or 1996.

Service revenue from the Company's Wellseis crew decreased $459,000 or 46% from 1995 to 1996 after increasing $251,000 or 34% from 1994 to 1995. Equipment problems which delayed scheduled work and lower demand for this service accounted for the revenue decline in 1996. Higher crew utilization was responsible for the increase in service revenue in 1995 as compared with 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

RESULTS OF OPERATIONS (CONT'D.)

Cost of sales as a percentage of sales decreased from 56% in 1995 to 55% in 1996. Improved margins on long-life guns, replacement parts and equipment rentals were the factors that contributed to the improvement. Cost of sales as a percentage of sales increased from 54% in 1994 to 56% in 1995 due to a less favorable product mix and the effect of lower rental revenue.

Cost of service decreased by $90,000 from 1996 to 1995 because of the reduced level of service work. Cost of service increased by $286,000 from 1994 to 1995 because of the added service revenue and the cost of additional outside consultants required.

Research and development costs decreased $39,000 in 1996 and $2,000 in 1995. The reduced level of research and development expenditures over the three year period was caused by the completion of the development of the Company's long-life marine guns. The ongoing engineering support and design improvements are charged to cost of sales.

Selling, general and administrative expenses increased by $204,000 in 1996. The increase was primarily related to higher personnel costs commensurate with the overall growth of the Company's business together with an increase in the provision for bad debts. The $62,000 increase in 1995 was attributable to higher personnel costs.

Interest expense decreased by $41,000 in 1996 and $21,000 in 1995.The decreases were due to both lower balances outstanding under the Company's credit facility and reduced commitment fees. The Company has not borrowed under this facility since August 1995.

In the fourth quarter of 1995 the Company recorded a tax benefit of $1,000,000 ($.20 per share) relating to the reduction in the valuation allowance of the Company's gross deferred tax asset. See Note 5 to the consolidated financial statements for additional information.

In 1996 the Company offset its federal and state tax provision by the use of previously reserved net operating loss carry-forwards.

In the first quarter of 1994, the Company recorded an extraordinary gain of $234,000 from the settlement of notes payable. See Note 2 to the consolidated financial statements for additional information.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS 123 will be adopted by the Company as required for its fiscal 1997 financial statements and is not expected to have a material effect on the Company's consolidated financial position or results of operations. Upon adoption of SFAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

RESULTS OF OPERATIONS (CONT'D.)

prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees,"and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

The Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of fiscal 1997. The effect of adoption of this new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 for an Index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Schedule are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on any accounting and financial disclosure matters between the Company and its independent certified public accountants on any matter of accounting principles and practices, financial statement disclosures or auditing scope or procedure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to Directors required by Item 401 and 405 of Regulation S-K is incorporated by reference to the Company's definitive proxy statement (the "Definitive Proxy Statement") which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


CONSOLIDATED FINANCIAL STATEMENTS
                                                            PAGE NUMBER
                                                            -----------

Independent Auditors' Report                                         14
Consolidated Balance Sheets as of June 30, 1996 and 1995             15
Consolidated Statements of Income for the
     Years Ended June 30, 1996, 1995 and 1994                        16
Consolidated Statements of Cash Flows for the
     Years Ended June 30, 1996, 1995 and 1994                        17
Notes to Consolidated Financial Statement                         18-27

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED            PAGE NUMBER
                                                            -----------
  JUNE 30, 1996, 1995 AND 1994

II - Valuation and Qualifying Accounts and Reserves                  28

 Schedules other than those listed above are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.



                                 EXHIBIT INDEX
EXHIBIT
  No.
- -------

3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-73456 on Form S-1).

3.2
Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Registration Statement No. 2-85529 on Form S-1).

EXHIBIT INDEX (CONT'D.)

3.3
Amendment of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the August 15, 1996 Form 8-A).

3.4
Amendment of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the August 15, 1996 Form 8-A).


3.5
By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3 to the September 30, 1983 Form l0-Q).

4.1
Loan and Security Agreement dated July 23, 1993 between Bolt Technology Corporation and LaSalle National Bank, N.A. (incorporated by reference to
Exhibit 4.1 to the 1993 Form 10-K).

4.2
Demand Note dated July 23, 1993, between Bolt Technology Corporation and LaSalle National Bank, N.A. (incorporated by reference to Exhibit 4.2 to the 1993 Form 10-K).

10.1
1983 Key Employees' Stock Option Plan of the Registrant (incorporated by reference to Exhibit l0.l0 to Registration Statement No. 2-85529 on Form S-1).

10.2
1984 Stock Option Plan for Other than Incentive Stock Options (incorporated by reference to Exhibit l0.16 to the 1985 Form 10-K).

10.3
Bolt Technology Corporation 1993 Stock Option Plan (incorporated by reference to
Exhibit 10.5 to the 1994 Form 10-K).

11.
Statement re computation of earnings per share.

21.
Subsidiaries of the Registrant.

27.
Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

REPORTS ON FORM 8-K

There were no Form 8-K Reports filed during the quarter ended June 30, 1996.

 INDEPENDENT AUDITORS' REPORT


 Board of Directors and Stockholders
 Bolt Technology Corporation
 Norwalk, Connecticut

 We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bolt Technology Corporation and subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 /s/  Deloitte & Touche LLP
 Stamford, Connecticut
 August 7, 1996

                  BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,
                                                  ----------------------------
                     ASSETS                           1996           1995
                                                  -------------  -------------

Current Assets:
  Cash and cash equivalents.....................  $  1,364,000   $     59,000
  Accounts receivable, less allowance for
   uncollectible accounts of $84,000 in
   1996 and $68,000 in 1995.....................     2,181,000      1,961,000
 Inventories....................................     1,624,000      1,653,000
 Other current assets
                                                       543,000        477,000
                                                  ------------   ------------
                                                     5,712,000      4,150,000
                                                  ------------   ------------

Plant and Equipment:
  Building and leasehold improvements...........       534,000        534,000
  Geophysical equipment.........................     2,682,000      2,674,000
  Machinery and equipment.......................     4,030,000      4,104,000
  Equipment held for rental.....................       822,000      1,316,000
                                                  ------------   ------------
                                                     8,068,000      8,628,000
       Less accumulated depreciation............    (7,972,000)    (8,497,000)
                                                  ------------   ------------
                                                        96,000        131,000

Deferred Income Taxes...........................       633,000        619,000

Other Assets....................................        21,000         22,000
                                                  ------------   ------------
                                                  $  6,462,000   $  4,922,000
                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable..................................  $          -   $    103,000
 Accounts payable...............................       905,000        682,000
 Accrued liabilities............................       685,000        475,000
                                                  ------------   ------------
                                                     1,590,000      1,260,000
                                                  ------------   ------------

Stockholders' Equity:
  Common stock, no par value, authorized
      9,000,000 shares; issued and outstanding
     4,971,431 shares in 1996 and 1995..........    24,660,000     24,660,000
  Accumulated deficit...........................   (19,788,000)   (20,998,000)
                                                  ------------   ------------
    Total stockholders' equity..................     4,872,000      3,662,000
                                                  ------------   ------------
                                                  $  6,462,000   $  4,922,000
                                                  ============   ============

See Notes to Consolidated Financial Statements.

                  BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THE YEARS ENDED JUNE 30,
                                             ----------------------------
                                              1996         1995         1994
                                              ----         ----         ----


REVENUES:...............................
   Sales................................   $8,102,000   $6,719,000   $6,006,000
   Service..............................      529,000      988,000      737,000
   Interest.............................       19,000            -            -
                                           ----------   ----------   ----------
                                            8,650,000    7,707,000    6,743,000
                                           ----------   ----------   ----------

COSTS AND EXPENSES:

   Cost of sales........................    4,420,000    3,768,000    3,253,000
   Cost of service......................      800,000      890,000      604,000
   Research and development.............      161,000      200,000      202,000
   Selling, general and administrative..    2,034,000    1,830,000    1,768,000
   Interest.............................       25,000       66,000       87,000
                                           ----------   ----------   ----------
                                            7,440,000    6,754,000    5,914,000
                                           ----------   ----------   ----------
Income before income taxes
 and extraordinary item.................    1,210,000      953,000      829,000
Benefit for income taxes................            -    1,000,000            -
                                           ----------   ----------   ----------
Income before extraordinary item........    1,210,000    1,953,000      829,000

Extraordinary item:
 Gain on settlement of bank debt........            -            -      234,000
                                           ----------   ----------   ----------

     NET INCOME.........................   $1,210,000   $1,953,000   $1,063,000
                                           ==========   ==========   ==========

NET INCOME PER COMMON SHARE:

  Income before extraordinary item......        $0.24        $0.38   $     0.13
  Extraordinary item....................            -            -         0.04
                                           ----------   ----------   ----------

    NET INCOME..........................        $0.24        $0.38   $     0.17
                                           ==========   ==========   ==========

Weighted average number of
common and common equivalent
shares outstanding......................    5,010,311    5,150,748    6,324,814
                                           ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                  BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FOR THE YEARS ENDED JUNE 30,
                                                                      ----------------------------------------
                                                                          1996          1995          1994
                                                                      ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income....................................................   $1,210,000   $ 1,953,000   $ 1,063,000
      Adjustments to reconcile net income to cash
        provided by operating activities:
          Depreciation..............................................       57,000        52,000        70,000
          Deferred income taxes.....................................      (37,000)   (1,000,000)            -
          Extraordinary item........................................            -             -      (234,000)
                                                                       ----------   -----------   -----------
                                                                        1,230,000     1,005,000       899,000

      Change in Operating Assets and Liabilities:
          Accounts receivable.......................................     (220,000)     (599,000)      522,000
          Inventories...............................................       29,000      (212,000)      109,000
          Other assets..............................................      (42,000)      (29,000)       (8,000)
          Accounts payable and accrued liabilities..................      433,000       371,000      (154,000)
                                                                       ----------   -----------   -----------

             Net cash provided by operating activities                  1,430,000       536,000     1,368,000
                                                                       ----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment...........................      (22,000)      (86,000)      (35,000)
                                                                       ----------   -----------   -----------

             Net cash used in investing activities..................      (22,000)      (86,000)      (35,000)
                                                                       ----------   -----------   -----------


 CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchase of warrant..........................................            -      (300,000)            -
       Exercise of stock options....................................            -         3,000        13,000
       Net (decrease) increase in borrowings under
         revolving credit agreement..............................        (103,000)     (154,000)      257,000
       Repayment of bank borrowings                                             -             -    (1,902,000)
                                                                       ----------   -----------   -----------
             Net cash used in financing activities..................     (103,000)     (451,000)   (1,632,000)
                                                                       ----------   -----------   -----------

Net increase (decrease) in cash.....................................    1,305,000        (1,000)     (299,000)
Cash at beginning of year...........................................       59,000        60,000       359,000
                                                                       ----------   -----------   -----------
Cash and cash equivalents at end of year............................   $1,364,000   $    59,000   $    60,000
                                                                       ==========   ===========   ===========

Interest paid.......................................................   $   25,000   $    66,000   $    89,000
Income taxes paid...................................................   $   70,000   $    12,000   $    17,000


See Notes to Consolidated Financial Statements.

                          BOLT TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

Bolt Technology Corporation is engaged in developing, manufacturing, leasing, and selling geophysical equipment and providing geophysical data acquisition services for use in the exploration and production of oil and gas. The Company operates in one business segment but divides its business into two classes of products: (1) geophysical equipment and (2) geophysical services. The consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany balances and transactions have been eliminated.

CASH EQUIVALENTS:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method which approximates the first-in, first-out method.

PLANT AND EQUIPMENT:

Plant and equipment are carried at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 5 to l0 years for machinery and equipment and rental assets, 1 to l0 years for geophysical equipment, 15 to 30 years for buildings, and over the terms of the lease for leasehold improvements. Equipment held for rental consists of land air gun units, which are generally leased under short-term rental agreements.

REVENUE RECOGNITION:

The Company recognizes revenue from equipment sales when such equipment is shipped. Rental income from short-term leases and service income are recorded monthly as earned.

INCOME TAXES:

Income taxes are provided using the liability method in accordance with FAS 109. Deferred tax assets and liabilities are recognized based upon differences between book and tax basis of assets and liabilities, using presently enacted tax rates. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in the Company's deferred tax assets and liabilities.

                          BOLT TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

NET INCOME PER COMMON SHARE:

Net income per common and common equivalent share is calculated using the weighted average number of common and common equivalent shares outstanding during each year. When dilutive, stock options and warrants are included as common stock equivalent shares using the treasury stock method.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS 123 will be adopted by the Company as required for its fiscal 1997 financial statements and is not expected to have a material effect on the Company's consolidated financial position or results of operations. Upon adoption of SFAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees,"and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

LONG-LIVED ASSETS

The Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of fiscal 1997. The effect of adoption of this new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - NOTES PAYABLE

In July 1993, the Company entered into a revolving credit facility with a domestic bank and used $1,800,000 of borrowings from the facility to settle, in full, two term promissory notes outstanding with the Federal Deposit Insurance Corporation ("FDIC") which had been in default. The difference between the recorded amount of the loans ($2,136,000) and the amount paid to the FDIC ($1,800,000), less related expenses of $102,000, was reported as an extraordinary gain ($234,000) in the first quarter of fiscal 1994.

                          BOLT TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - NOTES PAYABLE (CONT'D.)

The terms of the credit facility allow the Company to borrow up to $1,200,000 based upon a formula comprised of accounts receivable (85% of eligible accounts), inventory and equipment.

The agreement will expire in July 1997, unless renewed, and has an interest rate of 1 1/2% over the bank's prime rate (9 3/4 % and 10/1/4% at June 1996 and June 1995, respectively). The Company also pays an annual fee equal to 1% of the facility limit. There were no borrowings outstanding under the agreement at June 30, 1996.

The lender has a first priority security interest in all the Company's assets and, under the agreement, the Company must maintain, among other things, no less than $930,000 of stockholders' equity. The Company is restricted from paying dividends during the term of the loan agreement. As of June 30, 1996, the Company was in compliance with the covenants contained in the agreement.


NOTE 3 - PURCHASE OF WARRANT

On August 15, 1994, the Company paid $300,000 to purchase an outstanding warrant held by the FDIC. The warrant entitled the holder to purchase 1,659,000 shares of common stock for $0.10 per share and was originally issued to a bank in connection with a November 1990 debt restructuring.

NOTE 4 - INVENTORIES

  Inventories, net of reserves, at June 30 consist of the following:


                                         1996        1995
                                      ----------  ----------

  Raw materials and sub-assemblies    $1,453,000  $1,526,000
  Work-in-process                        171,000     127,000
                                      ----------  ----------

                                      $1,624,000  $1,653,000
                                      ==========  ==========

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

 Income tax (benefit) consists of the following for the years ended June 30,:


                          1996         1995           1994
                        ---------  -------------  -----------

 Current
   Federal              $      -    $  (408,000)  $   -
   State                  37,000              -       -
                        --------    -----------   -----------
                          37,000       (408,000)      -
                        --------    -----------   -----------


Deferred:
   Federal               (37,000)      (592,000)      -
   State                       -              -       -
                        --------    -----------   -----------
                         (37,000)      (592,000)      -
                        --------    -----------   -----------
  Income tax benefit    $     -     $(1,000,000)  $   -
                        =========   ===========   ===========


The benefit for income taxes differs from the amounts computed, based upon the Federal statutory rate for the reasons shown below:

                                                      YEAR ENDED JUNE 30,
                                                    -----------------------
                                                     1996    1995     1994
                                                    ------  -------  ------

Federal income taxes at the statutory rate             34%     34%      34%
State income taxes, net of federal tax benefit          2       -        -
Nondeductible expenses                                  3       3       (6)
Utilization of net operating loss carry-forwards      (36)    (37)     (28)
Reduction in deferred tax valuation allowance          (3)   (105)       -
                                                     -----  -------    -----
                                                       -    (105%)       -
                                                     =====  ======     =====

                          BOLT TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (CONT'D.)

At June 30, 1996 and June 30, 1995 the deferred tax asset under FAS 109 was comprised of the following:


                                           1996          1995
                                       ------------  ------------

Tax loss carry-forward                 $ 5,680,000   $ 6,384,000
Investment tax credit carry-forward        200,000       200,000
Inventory reserve                          370,000       357,000
Bad debt reserve                            32,000        26,000
Alternative minimum tax (AMT)
   credit carry-forward                     40,000        27,000
Other                                       13,000        28,000
                                       -----------   -----------
Gross deferred tax asset                 6,335,000     7,022,000
Less: Valuation allowance               (5,258,000)   (5,995,000)
                                       -----------   -----------
Net deferred tax asset                 $ 1,077,000   $ 1,027,000
                                       ===========   ===========


At June 30, 1996 and June 30, 1995 , current deferred tax assets of $408,000 were included in the consolidated balance sheets caption "Other current assets."

The Company has tax net operating loss carry-forwards (NOL's) totaling
$16,704,000   which expire as follows:   2002 - $5,898,000; 2003 - $4,680,000;
2004 - $2,403,000; 2005 - $3,415,000; 2006 - $63,000 and 2007 -$245,000.  In
addition, the Company has $200,000 of investment tax credits which expire in 2001 and 2002. FAS 109 requires that the tax benefit of such NOL's be recorded as an asset to the extent that management assesses the utilization of such NOL's to be "more likely than not".

The major portion of the NOL available for future years was generated in the years 1986 to 1990 before the Company undertook an operating plan to return to profitability. This plan included the sale or disposal of subsidiaries which had generated a significant portion of the losses and a focus by the Company on its marine seismic equipment business which historically has been profitable.

In fiscal 1995, management determined, based upon the Company's level of taxable income over the prior three years and expectations of future taxable income, that at least $3,400,000 of available NOL'S would be utilized prior to expiration. Therefore, in the fourth quarter of fiscal 1995, the valuation allowance for deferred tax assets was reduced by $1,000,000.

In fiscal 1996, the Company reduced the valuation allowance for deferred tax assets by $737,000 primarily due to the utilization of net operating loss carry-forwards.

The amount of the net deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced.

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS

The 1993 Stock Option Plan provides for the granting of options to purchase up to 300,000 shares of common stock at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period not to exceed ten years. The plan also provides for the granting to non-employee directors options to purchase 3,000 shares of common stock each time they are elected directors.

The Company has two inactive stock option plans for key employees and directors. Although options under these plans are still outstanding, grants can no longer be made.

 A summary of changes in stock options follows:


                                   EXERCISE        NUMBER
                                    PRICES       OF SHARES
                                ---------------  ----------

Outstanding at June 30, 1993    $0.19 to $0.625    123,680
  Granted                            $0.75         109,000
  Exercised                          $0.25         (54,286)
  Canceled                           $0.25          (5,714)
                                                   -------

Outstanding at June 30, 1994     $0.19 to $0.75    172,680
 Granted                         $1.00 to $1.19    102,000
  Exercised                          $0.19         (16,830)
  Canceled                           $0.19          (3,850)
                                                   -------

Outstanding at June 30, 1995     $0.50 to $1.19    254,000
  Granted                            $1.81           6,000
                                                   -------
Outstanding at June 30, 1996     $0.50 to $1.81    260,000
                                                   =======

Of the options outstanding at June 30, 1996 and 1995, 248,750 and 147,500, respectively, were exercisable. There were 83,000 options available for future grants at June 30, 1996, under the 1993 stock option plan.

NOTE 7 - PROFIT-SHARING PLAN

The Company has a profit sharing plan for all eligible employees. The plan is qualified under the applicable sections of the Internal Revenue Code of 1954, including 401(k) and the provisions of the Employee Retirement Income Security Act of 1974. Contributions to the plan may be made by both eligible employees and the Company. The Company's contributions to the plan, which represent a matching percentage of employee contributions, for the years ended June 30, 1996, 1995, and 1994 amounted to $28,000 , $25,000, and $11,000, respectively.

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY

Changes in issued common stock and stockholders' equity for the three years ended June 30, 1996 were as follows:


                                                          COMMON STOCK        ACCUMULATED
                                                 ---------------------------
                                                    SHARES        AMOUNT         DEFICIT        TOTAL
                                                 ------------  -------------  -------------  ------------

Balance June 30, 1993..........................     4,900,315   $24,944,000   $(24,014,000)   $  930,000
   Exercise of stock options...................        54,286        13,000              -        13,000
   Net income..................................             -             -      1,063,000     1,063,000
                                                    ---------   -----------   ------------    ----------
Balance June 30, 1994..........................     4,954,601    24,957,000    (22,951,000)    2,006,000
   Purchase of warrant.........................             -      (300,000)             -      (300,000)
   Exercise of stock options...................        16,830         3,000              -         3,000
   Net income..................................             -             -      1,953,000     1,953,000
                                                    ---------   -----------   ------------    ----------
Balance June 30, 1995..........................     4,971,431    24,660,000    (20,998,000)    3,662,000
   Net income..................................             -             -      1,210,000     1,210,000
                                                    ---------   -----------   ------------    ----------
Balance June 30, 1996..........................     4,971,431   $24,660,000   $(19,788,000)   $4,872,000
                                                    =========   ===========   ============    ==========

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:


                                    1996       1995
                                  ---------  ---------

Compensation and related taxes..   $390,000   $340,000
Compensated absences............    141,000    113,000
Commissions payable.............     93,000      9,000
Professional fees...............     39,000     13,000
Advance payments................      9,000          -
Other...........................     13,000          -
                                   --------   --------
                                  $ 685,000   $475,000
                                  =========   ========

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and temporary cash investments. The Company sells its products primarily to seismic contractors operating in the North Sea and Gulf of Mexico. Foreign sales accounted for 58%, 63%, and 62% of total revenue for the years ended June 30, 1996, 1995 and 1994, respectively. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation and its short collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require the customer to provide a letter of credit or an advance payment. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Historically, the Company has not incurred significant credit related losses. The Company invests its excess cash in certificates of deposit with maturtities of three months or less in an effort to maintain safety and liquidity.

Sales to three customers were approximately 33% , 16% and 11% of total revenues for the year ended June 30, 1996. The Company had two customers which represented 44% and 11% of total accounts receivable at June 30, 1996.

Sales to two customers were approximately 38% and 14% of total revenues for the year ended June 30, 1995. The Company had one customer which represented approximately 30% of total accounts receivable at June 30, 1995. No other customer represented more than 10% of total accounts receivable.

Sales to two customers were approximately 30% and 11% of total revenues for the year ended June 30, 1994. The Company had two customers which represented approximately 28% and 18% of total accounts receivable at June 30, 1994.

FINANCIAL INSTRUMENTS:

The Company enters into various types of financial instruments in the normal course of business. The Company does not hold or issue financial instruments for trading purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments.

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued liabilities reflected in the June 30, 1996 and 1995 balance sheets approximate carrying value at that date.

LEASE COMMITMENTS:

Rent expense amounted to $301,000, $286,000 and $281,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONT'D.)

Minimum annual rental commitments under operating leases with terms in excess of one year are as follows:



                    YEAR ENDING JUNE 30,  COMMITMENT
                    --------------------  -----------


                        1997               $153,000
                        1998                 50,000
                        1999                 43,000
                                           --------
                                           $246,000
                                           ========

EMPLOYMENT AGREEMENTS:

The Company has a severance compensation plan for certain executive officers and key employees of the Company which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan. The Company also has an employment agreement with its president and chief executive officer which provides for severance in the case of voluntary or involuntary termination and change in control. The employment agreement has an initial term through June 30, 1999, subject to extension as set forth in the agreement. The aggregate commitment for these employment agreements could approximate $2,295,000 as of June 30, 1996.

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - QUARTERLY RESULTS (UNAUDITED)

The following table summarizes the results of operations by quarter for the two years ended June 30, 1996.


                      TOTAL      COSTS AND                 NET INCOME
                    REVENUES     EXPENSES     NET INCOME    PER SHARE
                   -----------  -----------  -------------  ----------


FISCAL 1996:

 First Quarter      $2,129,000   $1,875,000      $254,000        $0.05
 Second Quarter      1,780,000    1,570,000       210,000         0.04
 Third Quarter       1,955,000    1,668,000       277,000         0.06
 Fourth Quarter      2,786,000    2,327,000       469,000         0.09




                       TOTAL      COSTS AND                   NET INCOME
                     REVENUES     EXPENSES     NET INCOME     PER SHARE
                     --------     ---------    ----------     ----------
FISCAL 1995:

 First Quarter      $1,856,000   $1,649,000      $207,000        $0.04
 Second Quarter      1,595,000    1,415,000       180,000         0.04
 Third Quarter       1,801,000    1,560,000       241,000         0.05
 Fourth Quarter      2,455,000    2,130,000      1,325,000 (a)    0.27

(a) includes tax benefit of $1,000,000. See Note 5 to the consolidated financial statements.

                          BOLT TECHNOLOGY CORPORATION

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE THREE YEARS ENDED JUNE 30, 1996



                                             ADDITIONS CHARGED
                                  BALANCE AT  (CREDITED) TO
                                 BEGINNING OF   COSTS AND                BALANCE AT
DESCRIPTION                          YEAR       EXPENSES    DEDUCTIONS   END OF YEAR
- -----------                      ------------ -----------  -----------  ------------
Allowance for uncollectible
accounts:
  1994                              $ 87,000      $ 33,000  $ (79,000)    $  41,000
  1995                                41,000        27,000       -           68,000
  1996                                68,000        78,000    (62,000)       84,000

Reserve for inventory
valuation:

  1994                             $  931,000     $ 35,000   $ (20,000)  $  946,000
  1995                                946,000      (30,000)        -        916,000
  1996                                916,000       34,000         -        950,000

Valuation allowance
for deferred
tax asset:

  1994                            $7,823,000         -        $(412,000)  $7,411,000
  1995                             7,411,000   $(1,000,000)    (416,000)   5,995,000
  1996                             5,995,000      (482,000)    (255,000)   5,258,000


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of September 1996.

                                         BOLT TECHNOLOGY CORPORATION

                                          By /s/ Raymond M. Soto
                                          ---------------------------
                                                 Raymond M. Soto
                                         (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                      Title                   Date

/ s / Raymond M. Soto         President, Treasurer,      September 17, 1996
- ----------------------------  and Director
    (Raymond M. Soto)         (Principal Executive
                              Officer and Principal
                              Financial Officer)


/ s / Alan Levy               Vice President - Finance,  September 17, 1996
- ----------------------------  and Secretary
   (Alan Levy)                (Principal Accounting
                              Officer)


/ s / Stephen Chelminski      Director                   September 17, 1996
- ----------------------------
    (Stephen Chelminski)

/ s / John H. Larson          Director                   September 17, 1996
- ----------------------------
    (John H. Larson)

/ s / Bernard Luskin          Director                   September 17, 1996
- ----------------------------
    (Bernard Luskin)

/ s / Robert M. Manning       Director                   September 17, 1996
- ----------------------------
    (Robert M. Manning)

/ s / Joseph Mayerick, Jr.    Director                   September 17, 1996
- ----------------------------
    (Joseph Mayerick, Jr.)

/ s / Lloyd F. Pierce         Director                   September 17, 1996
- ----------------------------
    (Lloyd F. Pierce)

/ s / Gerald A. Smith         Director                   September 17, 1996
- ----------------------------
  (Gerald A. Smith)