Form 10-Q
period 1996-09-30
BOLT TECHNOLOGY CORP
filed 1996-10-28
CIK 354655

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1996

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

            COMMISSION FILE NUMBER: 0-10723

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

                                      Yes   [X]       No [ ]

   At October 16, 1996 there were 4,971,431 shares of common stock, without par value, outstanding



                                    (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----
                                                                 Page Number
                                                                 ___________
Part I -  Financial Information:

          Consolidated statements of income - three months ended
          September 30, 1996 and 1995                                  3


          Consolidated balance sheets - September 30, 1996 and
          June 30, 1996                                                4


          Consolidated statements of cash flows -  three months
          ended September 30, 1996 and 1995                            5


          Notes to consolidated financial statements                 6-7


          Management's discussion and analysis of financial
          condition and results of operations                        8-9


Part II - Other Information:

          Item 6 - Exhibits and reports on Form 8-K                   10



          Signatures                                                  10



                                      (2)

                        PART  I - FINANCIAL INFORMATION
                          BOLT  TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     _____________________________________



                                             Three Months Ended
                                                September 30,
                                             ------------------
                                              1996        1995
                                             ------      ------
REVENUES:

   Sales...............................   $2,158,000   $1,959,000
   Service.............................      160,000      170,000
   Interest............................       14,000            -
                                          ----------   ----------
                                           2,332,000    2,129,000
                                          ----------   ----------

COSTS AND EXPENSES:

   Cost of sales.......................    1,126,000    1,072,000
   Cost of service.....................      168,000      253,000
   Research and development............       32,000       44,000
   Selling, general and administrative.      608,000      498,000
   Interest............................        5,000        8,000
                                          ----------   ----------
                                           1,939,000    1,875,000
                                          ----------   ----------

Income before provision for income
   taxes...............................      393,000      254,000
Provision for income taxes.............         -            -
                                          ----------   ----------
Net income.............................     $393,000     $254,000
                                          ==========   ==========

Net income per common share............     $   0.08     $   0.05
                                          ==========   ==========

Weighted average common and
   common equivalent shares outstanding    5,150,106    4,971,431
                                          ==========   ==========



 See Notes to Consolidated Financial Statements


                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                          September 30,    June 30,
                                              1996           1996
                                           (unaudited)
                                          -------------   -----------
Current Assets:
  Cash and cash equivalents...............   $1,243,000   $1,364,000
  Accounts receivable, net................    2,382,000    2,181,000
  Inventories.............................    1,645,000    1,624,000
  Other...................................      596,000      543,000
                                             ----------   ----------
          Total current assets                5,866,000    5,712,000
                                             ----------   ----------

Property and Equipment, net...............      114,000       96,000
                                             ----------   ----------

Deferred Income Taxes.....................      646,000      633,000
                                             ----------   ----------


Other Assets..............................       21,000       21,000
                                             ----------   ----------
                                             $6,647,000   $6,462,000
                                             ==========   ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


Current Liabilities:

  Accounts payable........................   $  820,000   $  905,000
  Accrued liabilities.....................      562,000      685,000
                                             ----------   ----------
          Total current liabilities           1,382,000    1,590,000
                                             ----------   ----------
Stockholders' Equity:
  Common stock,without par value..........   24,660,000   24,660,000
  Accumulated deficit.....................  (19,395,000) (19,788,000)
                                             ----------   ----------
          Total stockholders' equity......    5,265,000    4,872,000
                                             ----------   ----------
                                            $ 6,647,000   $6,462,000
                                             ==========   ==========




   See Notes to Consolidated Financial Statements.

                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                  -----------------------------------------
                                                       Three Months Ended
                                                          September 30,
                                                       ------------------
                                                          1996           1995
                                                         ------         ------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income.....................................   $393,000       $254,000
      Adjustments to reconcile net income to
         cash (used in) provided by operating activities:
            Depreciation.............................     13,000         16,000
            Deferred income taxes....................    (25,000)          -
                                                        ----------    ---------
                                                         381,000        270,000

      Change in Operating  Assets and Liabilities:
            Accounts receivable.......................  (201,000)       250,000
            Inventories...............................   (21,000)       (74,000)
            Other assets..............................   (66,000)       (40,000)
            Accounts payable and accrued liabilities..  (183,000)      (155,000)
                                                        ----------    ---------
            Net cash (used in) provided by operating
              activities..............................   (90,000)       251,000
                                                        ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment..............   (31,000)        (4,000)
                                                        ----------    ---------
            Net cash used in investing activities.....   (31,000)        (4,000)
                                                        ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in borrowings under revolving
  credit facility......................................      -         (103,000)
                                                        ----------    ---------

    Net cash used in financing activities..............      -         (103,000)
                                                        -----------   ---------

Net (decrease) increase in cash  and cash equivalents. $(121,000)     $ 144,000
                                                       ===========    =========

Supplemental disclosure of cash flow information:
 Interest paid.........................................$  12,000      $  25,000

 Income taxes paid.....................................$  13,000      $    -





 See Notes to Consolidated Financial Statements.

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

 NOTE-1- BASIS OF PRESENTATION
 -----------------------------

    The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three-month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the three month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management , all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the September 30, 1996 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended June 30, 1996.

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of fiscal 1997. In accordance with the standard, the Company evaluates the carrying value of its long-lived assets, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The adoption of the standard did not have any effect on the Company's consolidated financial position or results of operations.

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in the first quarter of fiscal 1997. As provided for in the standard, the Company continues to apply Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations for employee stock compensation measurement and will disclose the required pro forma information in the 1997 Form 10-K.

 NOTE- 2- NOTES PAYABLE
 ----------------------

    The Company has a revolving credit facility with a domestic bank which allows for borrowings up to $1,200,000 based upon a formula comprised of 85% of eligible accounts receivable, inventory and equipment. At September 30, 1996 there were no borrowings outstanding under this agreement. The agreement will expire in July 1997, unless renewed and has an interest rate of 1 1/2% over the bank's prime rate. The Company also pays an annual fee equal to 1% of the facility limit.

    The lender has a first priority security interest in all of the Company's assets and, under the agreement, the Company must, among other things, maintain no less than $930,000 of net worth. The Company is restricted from paying dividends during the term of the loan agreement.

 NOTE 3 - INCOME TAXES
 ---------------------

    At September 30, 1996, the Company had net operating loss carry-forwards of approximately $16,289,000 which expire in the years 2001 through 2007. Management has recorded a net tax asset of $1,115,000 relating to the expected future benefits of the net operating loss carry-forwards and other deductible temporary differences expected to be realized during the carry-forward periods.


                                      (6)
                                      ---

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)
                                  -----------


 NOTE 3 - INCOME TAXES (CONT'D.)
 -------------------------------

    At September 30, 1996 and June 30, 1996, current deferred tax assets of $470,000 and $445,000, respectively, were included in the consolidated balance sheet under the caption "Other".

    In the quarter ended September 30, 1996, the Company reduced the valuation allowance for its deferred tax asset by $166,000, due primarily to the utilization of net operating loss carry-forwards.

 NOTE 4 - INVENTORIES
 --------------------

    Inventories, net of reserves, are comprised of the following:

                                              September 30,   June 30,
                                                  1996          1996
                                                  ----          ----


         Raw materials and sub-assemblies....   $1,468,000  $1,453,000
         Work-in process.....................      177,000     171,000
                                                ----------  ----------

                                                $1,645,000  $1,624,000
                                                ==========  ==========


 NOTE 5 - PROPERTY AND EQUIPMENT
 --------------------------------

    Property and equipment are comprised of the following:

                                              September 30,   June 30,
                                                  1996          1996
                                                  ----          ----

         Building and leasehold improvements.    $ 534,000   $ 534,000
         Geophysical equipment...............    2,567,000   2,682,000
         Machinery and equipment.............    4,057,000   4,030,000
         Equipment held for rental...........      822,000     822,000
                                                ----------  ----------
                                                 7,980,000   8,068,000
             Less accumulated depreciation...   (7,866,000) (7,972,000)
                                                ----------  ----------
                                                $  114,000  $   96,000
                                                ==========  ==========


                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   MANAGEMENT' S DISCUSSION AND ANALYSIS OF
                   -----------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Over the past three years the Company has financed its operating cash flow requirements from internally generated cash flow and borrowings from its revolving credit agreement. Cash flows from operating activities before changes in working capital items were $381,000 for the quarter ending September 30, 1996. However, cash flows from operating activities after changes in working capital items were a negative $90,000 due primarily to an increase in trade accounts receivable and a decrease in accounts payable and accrued liabilities. Trade accounts receivable increased $201,000 due to deferred payment terms on a large air gun system sale. Accounts payable and accrued expenses decreased by $183,000 because of the payment of June 30, 1996 outstanding balances.

  The Company has a credit facility that allows for maximum borrowings of $1,200,000. There were no borrowings outstanding under this agreement at September 30, 1996 or June 30, 1996. The agreement will expire in July 1997, unless renewed.

  The Company believes that the liquidity provided by its revolving credit facility, cash and cash equivalents and trade credit will be adequate to meet its operating cash needs over the next twelve months. Capital additions amounted to $31,000 for the first quarter of fiscal 1997. Capital expenditures for fiscal 1997 are not expected to exceed $100,000 and will be funded from operating cash flow.



RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1997 COMPARED TO FIRST
---------------------   -------------------------------------------
                        QUARTER OF FISCAL 1996
                        -------------------------------------------

    Revenue for the three months ended September 30, 1996 and 1995 were comprised of the following:
(000's omitted)

                                                   September 30,  September 30,
                                                       1996            1995
                                                   -------------  -------------

Sales:
        Marine seismic equipment                        $ 2,099       $ 1,954
        Land seismic equipment                               59             5
                                                        -------       -------
                                                          2,158         1,959
                                                        -------       -------

Service:
        Data acquisition                                    160           170
                                                        -------       -------

Interest                                                     14           -
                                                        -------       -------
                                                        $ 2,332       $ 2,129
                                                        =======       =======



                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


RESULTS OF OPERATIONS - FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER OF
---------------------   ------------------------------------------------------
                        FISCAL 1996 (CONT'D.)
                        ---------------------

Total revenue increased 10% for the first quarter of fiscal 1997 as compared to the first quarter of 1996. The increase in revenue was primarily due to the increased sales of marine air gun replacement parts which increased 32%. The continued growth of 3-D seismic surveys for both the discovery of new fields and to exploit existing fields has been the major factor contributing to the revenue increase.

Service revenue from the Company's Wellseis(R) crew decreased by 6 % for the quarter primarily from lower consulting services. The major source of service revenue for the first quarter of fiscal 1997 came from the Company's fracture diagnostic service performed in conjunction with the Gas Research Institute.

Cost of sales as a percentage of sales decreased from 55% for the first quarter of fiscal 1996 to 52% for the first quarter of fiscal 1997. The improved operating margin was a result of a favorable product mix.

Cost of service decreased by $85,000 for the quarter, because of lower consulting costs and travel expenses.

Other operating costs (research and development and selling, general and administrative costs) increased $98,000 for the quarter, mainly from costs associated with the Company's recent listing on the American Stock Exchange and higher personnel costs commensurate with the overall growth of the business.

Interest expense decreased $3,000 in the first quarter of 1997 as compared to the first quarter of 1996 and represents the commitment fee paid by the Company for its credit agreement. The Company has not borrowed under this credit agreement since August 1995.

For the quarter ended September 30, 1996, no tax provision was required since the Company offset its state tax provision with previously reserved federal net operating loss carry-forwards.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " in the first quarter of fiscal 1997. In accordance with the standard, the Company evaluates the carrying value of its long-lived assets, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The adoption of the standard did not have any effect on the Company's consolidated financial position or results of operations.

The Company adopted the provisions for Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in the first quarter of fiscal 1997. As provided for in the standard, the Company continues to apply Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations for employee stock compensation measurement and will disclose the required pro forma information in the 1997 Form 10-K.




                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------


                           PART II- OTHER INFORMATION
                           --------------------------

Item 6- Exhibits and Reports on Form 8-K
----------------------------------------

         (a) Exhibits.
             ---------
             (11)  Statement re compution of earnings per share.
             (27) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

         (b) Report on Form 8-K.
             -------------------
             No reports on Form 8-K were filed by the Company during July, August or September 1996.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              /s/ Raymond M. Soto
                              -----------------------
                              President and Treasurer
                              (Principal Executive Officer and
                              Principal Financial Officer)


                              /s/ Alan Levy
                              -----------------------------
                              Vice President-Finance and
                              Secretary
                              (Principal Accounting Officer)






October 28, 1996






                                      (10)