Form 10-Q
period 1996-12-31
BOLT TECHNOLOGY CORP
filed 1997-01-23
CIK 354655

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  December 31, 1996

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

                                                       Yes [ X ]      No [  ]

At January 16, 1997 there were 4,975,931 shares of common stock, without par value, outstanding.

                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----


                                                            Page Number
                                                            ___________
Part I - Financial Information:
     Consolidated statements of income - three and
     six months ended December 31, 1996 and 1995                3

     Consolidated balance sheets -
     December 31, 1996 and June 30, 1996                        4


     Consolidated statements of cash flows -
     six months ended December 31, 1996 and 1995                5


     Notes to consolidated financial statements               6-7

     Management's discussion and analysis of financial
     condition and results of operations                      8-9


Part II - Other Information:

     Item 4  - Submission of Matters to a Vote of
     Security Holders                                           9

     Item 6  - Exhibits and reports on Form 8-K                 9

     Signatures                                                10


                                      (2)

                         PART I - FINANCIAL INFORMATION
                          BOLT TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                     -------------------------------------


                              Three Months Ended         Six Months Ended
                                   December 31,             December 31,
                              ------------------         ----------------

                                 1996        1995         1996        1995
                                 ----        ----         ----        ----
Revenues:
   Sales.................... $2,220,000   $1,677,000  $4,378,000   $3,636,000
   Service..................    133,000      100,000     293,000      270,000
                             ----------   ----------  ----------   ----------
                              2,353,000    1,777,000   4,671,000    3,906,000
                             ----------   ----------  ----------   ----------
Costs and Expenses:
   Cost of sales............  1,125,000      899,000   2,251,000    1,971,000
   Cost of service..........    177,000      187,000     345,000      440,000
   Research and
      development...........     40,000       34,000      72,000       78,000
   Selling, general and
      administrative........    552,000      444,000   1,160,000      942,000
   Interest, (income)
      expense net...........   (13,000)        3,000    (22,000)       11,000
                             ----------   ----------  ----------   ----------
                              1,881,000    1,567,000   3,806,000    3,442,000
                             ----------   ----------  ----------   ----------

Income before provision
   for income taxes.........    472,000      210,000     865,000      464,000

Provision for income taxes..       -            -           -            -
                             ----------   ----------  ----------   ----------

   Net income...............   $472,000     $210,000    $865,000     $464,000
                             ==========   ==========  ==========   ==========

Net income per common share.      $0.09        $0.04       $0.17        $0.09
                             ==========   ==========  ==========   ==========

Weighted average common and
   common equivalent shares
   outstanding..............  5,180,678    4,971,431   5,165,392    4,971,431
                             ==========   ==========  ==========   ==========


See Notes to Consolidated Financial Statements.

                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------


                                    December 31,  June 30,
                                      1996          1996
                                    (unaudited)
                                    -----------  -----------

Current Assets:
  Cash and cash equivalents......   $1,646,000   $1,364,000
  Accounts receivable, net.......    2,005,000    2,181,000
  Inventories....................    1,936,000    1,624,000
  Prepaid expenses...............      583,000      543,000
                                    ----------   ----------
     Total current assets            6,170,000    5,712,000
                                    ----------   ----------

Property and Equipment, net......      138,000       96,000
                                    ----------   ----------

Deferred Income Taxes............      650,000      633,000
                                    ----------   ----------

Other Assets.....................       22,000       21,000
                                    ----------   ----------

                                    $6,980,000   $6,462,000
                                    ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable...............   $  670,000    $  905,000
  Accrued liabilities............      570,000       685,000
                                    ----------    ----------
    Total current liabilities....    1,240,000     1,590,000
                                    ----------    ----------

Stockholders' Equity:
  Common stock,without par value.   24,663,000    24,660,000
  Accumulated deficit............  (18,923,000)  (19,788,000)
                                    ----------    ----------
    Total stockholders' equity...    5,740,000     4,872,000
                                    ----------    ----------

                                    $6,980,000    $6,462,000
                                    ==========    ==========




See Notes to Consolidated Financial Statements.

                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       --------------------------------



                                                      Six Months Ended
                                                        December 31,
                                                      ----------------
                                                      1996        1995
                                                      ----        ----
Cash Flows From Operating Activities:
  Net income......................................  $865,000    $464,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation................................    28,000      30,000
      Deferred income taxes.......................   (50,000)        -
                                                    --------    --------
                                                     843,000     494,000
  Change in Operating  Assets and Liabilities
      Accounts receivable.........................   176,000     591,000
      Inventories.................................  (312,000)   (115,000)
      Other assets................................    (8,000)     (9,000)
      Accounts payable and accrued liabilities....  (350,000)   (333,000)
                                                    --------    --------
      Net cash provided by operating activities...   349,000     628,000
                                                    --------    --------

Cash Flows From Investing Activities:
  Purchase of property and equipment..............   (70,000)     (9,000)
                                                    --------    --------
      Net cash used in investing activities.......   (70,000)     (9,000)
                                                    --------    --------

Cash Flows From Financing Activities:
  Net decrease in borrowings under revolving
    credit facility...............................       -      (103,000)
  Exercise of stock options.......................     3,000         -
                                                    --------    --------
      Net cash provided by (used in) financing
          activities..............................     3,000    (103,000)
                                                    --------    --------

Net increase in cash and cash equivalents.........  $282,000    $516,000
                                                    ========    ========

Supplemental disclosure of cash flow information:
Interest paid.....................................   $12,000     $25,000
Income taxes paid.................................   $62,000      $4,000


See Notes to Consolidated Financial Statements.

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                                  -----------

 Note-1- Basis of Presentation
 -----------------------------

      The consolidated balance sheet as of December 31, 1996, the consolidated statements of income for the three-month and six-month periods ended December 31, 1996 and 1995 and the consolidated statements of cash flows for the six-month periods ended December 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the December 31, 1996 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended June 30, 1996.

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of fiscal 1997. In accordance with the standard, the Company evaluates the carrying value of its long-lived assets, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The adoption of the standard did not have any effect on the Company's consolidated financial position or results of operations.

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

 Note- 2- Credit Agreement
 -------------------------

      The Company has a revolving credit facility with a domestic bank which allows for borrowings up to $1,200,000 based upon a formula comprised of 85% of eligible accounts receivable, inventory and equipment. At December 31, 1996 there were no borrowings outstanding under this agreement. The agreement will expire in July 1997, unless renewed and has an interest rate of 1 1/2% over the bank's prime rate. The Company also pays an annual fee equal to 1% of the facility limit.

    The lender has a first priority security interest in all of the Company's assets and, under the agreement, the Company must, among other things, maintain no less than $930,000 of net worth. The Company is restricted from paying dividends during the term of the loan agreement.

 Note 3 - Income Taxes
 ---------------------

      At December 31, 1996, the Company had net operating loss carry-forwards of approximately $15,800,000 which expire in the years 2001 through 2007. Management has recorded a net tax asset of $1,155,000 relating to the expected future benefits of the net operating loss carry-forwards and other deductible temporary differences expected to be realized during the carry-forward periods.

                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)
                                  -----------


 Note 3 - Income Taxes (cont'd.)
 -------------------------------

    At December 31, 1996 and June 30, 1996, current deferred tax assets of $505,000 and $445,000, respectively, were included in the consolidated balance sheet under the caption "Prepaid expenses".

    For the quarter and six month period ended December 31, 1996, the Company offset its federal and state tax provisions by the use of previously reserved net operating loss carry-forwards.

    For the six months ended December 31, 1996, the Company reduced the valuation allowance for its deferred tax asset by $325,000 due primarily to the utilization of net operating loss carry-forwards.

 Note 4 - Inventories
 --------------------

    Inventories, net of reserves, are comprised of the following:


                                        December 31,   June 30,
                                            1996         1996
                                        ------------  ----------

    Raw materials and sub-assemblies..    $1,707,000  $1,453,000
    Work-in process...................       229,000     171,000
                                          ----------  ----------
                                          $1,936,000  $1,624,000
                                          ==========  ==========


 Note 5  - Property and Equipment
 ---------------------------------

    Property and equipment are comprised of the following:

                                           December 31,     June 30,
                                               1996           1996
                                           -------------  ------------

    Building and leasehold improvements..   $   534,000   $   534,000
    Geophysical equipment................     2,567,000     2,682,000
    Machinery and equipment..............     4,095,000     4,030,000
    Equipment held for rental............       822,000       822,000
                                            -----------   -----------
                                              8,018,000     8,068,000
    Less accumulated depreciation........    (7,880,000)   (7,972,000)
                                            -----------   -----------
                                               $138,000   $    96,000
                                            ===========   ===========

                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Liquidity and Capital Resources
-------------------------------

     Over the past three years the Company has financed its operating cash requirements from internally generated cash flow and borrowings from its revolving credit agreement. Cash flow from operating activities before changes in working capital items amounted to $843,000 for the six months ending December 31, 1996. Cash flow from operating activities after changes in working capital items was $349,000. Cash flow after changes in working capital items was reduced because of higher inventory levels required to support the increased level of sales and a decrease in accounts payable and accrued liabilities due to the payments of June 30, 1996 outstanding balances.

     The Company has a credit facility that allows for maximum borrowings of $1,200,000. There were no borrowings outstanding under this agreement at December 31, 1996 or June 30, 1996. The agreement will expire in July 1997, unless renewed.

     The Company believes that the liquidity provided by its revolving credit facility, cash balances and trade credit will be adequate to meet its operating cash needs over the next twelve months. Capital additions amounted to $70,000 for the first six months of fiscal 1997. Capital expenditures for fiscal 1997 are not expected to exceed $100,000 and will be funded from operating cash flow.

Results of Operations
---------------------

     Total revenue increased 32% for the second quarter and 20% for the first six months of fiscal 1997. The second quarter and six-month period reflect significant growth in marine equipment sales which increased 33% and 19%, respectively. The continued expansion of 3-D seismic surveys for exploration, development and reservoir production monitoring has been a major factor in the Company's sales growth.

     Service revenue from the Company's Wellseis(R) crew increased 33% for the quarter and 9% for the six month period. The major source of service revenue for the first six months of fiscal 1997 was generated from the Company's fracture diagnostic service performed in conjunction with the Gas Research Institute.

     Cost of sales as a percentage of sales decreased from 54% to 51% for both the three month and six month periods. The improvement in operating margins was a result of higher production efficiency because of the higher level of product sales and the effect of $70,000 of royalty income recorded in the second quarter. The Company does not anticipate that royalty income will be a significant source of future revenue.

     Cost of service decreased $10,000 for the quarter and $95,000 for the six months ended December 31, 1996 primarily due to lower consulting costs.

     Other operating costs (research and development and selling, general and administrative costs), increased by $114,000 for the second quarter and $212,000 for the six month period. The higher level of costs in the second quarter were caused by increased personnel costs commensurate with the overall growth in business and additional travel costs associated with increased marketing efforts. The increase for the first six months includes both of the factors that affected the second quarter and also the costs incurred in the first quarter in connection with the Company's listing of its common stock on the American Stock Exchange.

                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


Results of Operations (cont'd.)
---------------------
     Interest income, net, increased for both periods presented due to higher levels of interest income recorded from short-term investments.

     For the quarter and six month period ended December 31, 1996 no tax provision was required since the Company offset its federal and state tax provisions by the use of previously reserved net operating loss carry-forwards.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1997. In accordance with the standard, the Company evaluates the carrying value of its long-lived assets, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The adoption of the standard did not have any effect on the Company's consolidated financial position or results of operations.

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



                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  At the Annual Meeting of Shareholders held on November 19, 1996, the following actions were taken.

  The following Directors were elected for a term of three years:

                               Kevin M. Conlisk
                               Joseph Mayerick, Jr.
                               Gerald A. Smith

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
  (a)  Exhibits.
       --------
       (11)  Statement re computation of earnings per share.
       (27) Financial data schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

  (b)  Reports on Form 8-K.
       -------------------
       No reports on Form 8-K were filed by the Company during October, November or December 1996.

                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------


                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       /s/ Raymond M. Soto
                                       ---------------------------
                                       President and Chief Executive Officer
                                       (Principal Executive Officer and
                                       Principal Financial Officer)



                                       /s/ Alan Levy
                                       ----------------------------------
                                       Vice President-Finance
                                       Secretary and Treasurer
                                       (Principal Accounting Officer)

January 20, 1997

                                      (10)

                                                                      EXHIBIT 11

                              PART II - EXHIBIT 11
              Computation of Net Income per Share of Common Stock
              ---------------------------------------------------

                                                                        Three Months Ended               Six Months Ended
                                                                           December 31,                    December 31,
                                                                        ------------------               ----------------
                                                                      1996            1995            1996            1995
                                                                      ----            ----            ----            ----
Primary:

Net Income                                                         $  472,000      $  210,000      $  865,000      $  464,000
                                                                   ==========      ==========      ==========      ==========

Average common shares outstanding                                   4,972,066       4,971,431       4,971,748       4,971,431

Shares which assume exercise of stock options reduced
  by the nmber of shares which could be purchased
  with proceeds from exercise of stock options at the
  average market price per share of common stock                      208,612         136,034         193,644         122,482
                                                                   ----------      ----------      ----------      ----------

Average common and common equivalent shares
  outstanding                                                       5,180,678       5,107,465(1)    5,165,392       5,093,913(1)
                                                                   ==========      ==========      ==========      ==========

Primary earnings per share                                            $0.09           $0.04           $0.17           $0.09
                                                                   ==========      ==========      ==========      ==========

Fully diluted:

Net income                                                         $  472,000      $  210,000      $  865,000      $  464,000
                                                                   ==========      ==========      ==========      ==========

Average common shares outstanding                                   4,972,066       4,971,431       4,971,748       4,971,431

Shares which assume exercise of stock options reduced
  by the number of shares which could be purchased
  with proceeds from exercise of stock options at the
  quarter ending market price per share of common
  stock                                                               203,381         136,034         203,381         136,034
                                                                   ----------      ----------      ----------      ----------


Average common and common equivalent shares
  outstanding                                                       5,175,447(1)    5,107,465(1)    5,175,129(1)    5,107,465(1)
                                                                   ==========      ==========      ==========      ==========

Fully diluted earnings per share                                      $0.09           $0.04           $0.17           $0.09
                                                                   ==========      ==========      ==========      ==========


 (1) This calculation is submitted in accordance with Item 601(b) 11 of Regulation S-K although not required by APB Opinion No. 15 because the options result in dilution of less than 3%.

                                      (11)