Form 10-Q
period 1997-03-31
BOLT TECHNOLOGY CORP
filed 1997-04-17
CIK 354655

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1997

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

                                                        Yes [ X ]      No [ ]

At April 16, 1997 there were 4,977,431 shares of common stock, without par value, outstanding.



                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----
                                                            Page Number
                                                            ___________
Part I - Financial Information:

     Consolidated statements of income - three and
     nine months ended March 31, 1997 and 1996                   3

     Consolidated balance sheets -
     March 31, 1997 and June 30, 1996                            4


     Consolidated statements of cash flows -
     nine months ended March 31, 1997 and 1996                   5

     Notes to consolidated financial statements                6-7

     Management's discussion and analysis of financial
     condition and results of operations                      8-10

Part II - Other Information:

     Item 6  - Exhibits and reports on Form 8-K                 10

     Signatures                                                 10






                                      (2)

                         PART I - FINANCIAL INFORMATION
                          BOLT TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                           -------------------------

                                Three Months Ended       Nine Months Ended
                                      March 31,              March 31,
                             -----------------------  -----------------------
                                1997        1996         1997         1996
                             ----------   ----------  ----------   ----------
REVENUES:
    Sales................... $2,795,000   $1,782,000  $7,173,000   $5,418,000
    Service.................     91,000      167,000     384,000      437,000
                             ----------   ----------  ----------   ----------
                              2,886,000    1,949,000   7,557,000    5,855,000
                             ----------   ----------  ----------   ----------
COSTS AND EXPENSES:
    Cost of sales...........  1,530,000      913,000   3,781,000    2,884,000
    Cost of service.........    129,000      187,000     474,000      627,000
    Research and development     67,000       42,000     139,000      120,000
    Selling, general and
      administrative........    608,000      520,000    1,768,000   1,462,000
    Interest (income)
      expense, net..........    (18,000)           -      (40,000)     11,000
                             ----------   ----------   ----------  ----------
                              2,316,000    1,662,000    6,122,000   5,104,000
                             ----------   ----------   ----------  ----------
Income before provision
  for income taxes..........    570,000      287,000    1,435,000     751,000

Provision for income taxes..       -          10,000          -        10,000
                             ----------   ----------   ----------  ----------
     Net income............. $  570,000   $  277,000   $1,435,000  $  741,000
                             ==========   ==========   ==========  ==========
Net income per common share       $0.11        $0.06       $0.28        $0.15
                             ==========   ==========   ==========  ==========
Weighted average common
  and common equivalent
  shares outstanding........  5,185,285    4,971,431    5,172,023   4,971,431
                             ==========   ==========   ==========  ==========

See Notes to Consolidated Financial Statements.

                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                     ASSETS
                                     ------

                                 March 31,            June 30,
                                   1997                 1996
                                (unaudited)
                               -------------       --------------
Current Assets:
  Cash and cash equivalents..    $2,672,000          $1,364,000
  Accounts receivable, net        1,477,000           2,181,000
  Inventories................     1,928,000           1,624,000
  Prepaid expenses...........       684,000             543,000
                                 ----------          ----------
       Total current assets       6,761,000           5,712,000
                                 ----------          ----------

Property and Equipment, net         138,000              96,000
                                 ----------          ----------
Deferred Income Taxes               671,000             633,000
                                 ----------          ----------
Other Assets                         21,000              21,000
                                 ----------          ----------
                                 $7,591,000          $6,462,000
                                 ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable...........    $  606,000          $  905,000
  Accrued liabilities........       674,000             685,000
                                 ----------          ----------
        Total current
          liabilities........     1,280,000           1,590,000
                                 ----------          ----------
Stockholders' Equity:
  Common stock,without par
    value....................    24,664,000          24,660,000
  Accumulated deficit........   (18,353,000)        (19,788,000)
                                 ----------          ----------
        Total stockholders'
          equity.............     6,311,000           4,872,000
                                 ----------          ----------
                                 $7,591,000          $6,462,000
                                 ==========          ==========


See Notes to Consolidated Financial Statements.

                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                           -------------------------

                                                  Nine Months Ended
                                                      March 31,
                                                 -------------------
                                                  1997         1996
                                                 -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................     $1,435,000  $ 741,000
 Adjustments to reconcile net income to
     cash provided by operating activities:
      Depreciation.........................         43,000     46,000
      Deferred income taxes................       (100,000)       -
                                                ----------  ---------
                                                 1,378,000    787,000

 Change in Operating  Assets and Liabilities
      Accounts receivable..................        704,000    315,000
      Inventories                                 (304,000)   (52,000)
      Other assets.........................        (79,000)   (18,000)
      Accounts payable and accrued
       liabilities.........................       (310,000)  (220,000)
                                                ----------  ---------
      Net cash provided by operating
       activities..........................      1,389,000    812,000
                                                ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment........        (85,000)   (20,000)
                                                ----------  ---------
      Net cash used in investing activities        (85,000)   (20,000)
                                                ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in borrowings under
     revolving credit facility..............           -     (103,000)
  Exercise of stock options.................         4,000        -
                                                ----------  ---------
         Net cash provided by (used in)
          financing activities                       4,000   (103,000)
                                                ----------  ---------
Net increase in cash and cash equivalents...    $1,308,000   $689,000
                                                ==========  =========
Supplemental disclosure of cash flow
 information:
Interest paid...............................    $   12,000   $ 25,000
Income taxes paid...........................    $  130,000   $ 13,000

See Notes to Consolidated Financial Statements.

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

NOTE-1- BASIS OF PRESENTATION
-----------------------------

     The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three-month and nine-month periods ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the nine-month periods ended March 31, 1997 and 1996 are unaudited. In the opinion of manage-ment, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the March 31, 1997 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended June 30, 1996.

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

     The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the third quarter of fiscal 1998.
The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The adoption of this new standard is not expected to have a material effect on the Company's financial statements.

NOTE- 2- CREDIT AGREEMENT
-------------------------
     The Company has a revolving credit facility with a domestic bank which allows for borrowings up to $1,200,000 based upon a formula comprised of 85% of eligible accounts receivable, inventory and equipment. At March 31, 1997 there were no borrowings outstanding under this agreement. The agreement will expire in July 1997 and carries an interest rate of 1 1/2% over the bank's prime rate. The Company believes that it will be able to extend its current credit agreement or obtain a new credit facility.

     The lender has a first priority security interest in all of the Company's assets and, under the agreement, the Company must, among other things, maintain no less than $930,000 of net worth. The Company is re-stricted from paying dividends during the term of the loan agreement.

                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)
                                  -----------

NOTE 3 - INCOME TAXES
---------------------
     At March 31, 1997, the Company had net operating loss carry-forwards of approximately $15,188,000 which expire in the years 2001 through 2007. Management has recorded a net tax asset of $1,226,000 relating to the expected future benefits of the net operating loss carry-forwards and other deductible temporary differences expected to be realized during the carry-forward periods.

     At March  31, 1997 and June 30, 1996, current deferred tax assets of
$555,000 and $445,000,   respectively, were included in the consolidated balance
sheet under the caption "Prepaid expenses".

     For the quarter and nine month period ended March 31, 1997, the Company offset its federal and state tax provisions by the use of previously reserved federal net operating loss carry-forwards.

     For the nine months ended March 31, 1997, the Company reduced the valuation allowance for its deferred tax asset by $601,000 due primarily to the utilization of net operating loss carry-forwards.

     The Company has established a valuation allowance to reduce its gross deferred tax asset to an amount which the Company believes is more likely than not to be realized in the carry-forward period after considering current and future estimated taxable income, current market conditions and competition for the Company's product and the reliance of the Company on a small number of customers for a significant portion of the Company's future source of revenues and taxable income.

NOTE 4 - INVENTORIES
--------------------

     Inventories, net of reserves, are comprised of the following:

                                             March 31,    June 30,
                                                1997        1996
                                             ----------  ----------

         Raw materials and sub-assemblies..  $1,715,000  $1,453,000
         Work-in process...................     213,000     171,000
                                             ----------  ----------
                                             $1,928,000  $1,624,000
                                             ==========  ==========

NOTE 5  - PROPERTY AND EQUIPMENT
---------------------------------

     Property and equipment are comprised of the following:

                                               March 31,   June 30,
                                                 1997        1996
                                             ----------- -----------

         Building and leasehold
           improvements...................   $   534,000 $   534,000
         Geophysical equipment............     2,566,000   2,682,000
         Machinery and equipment..........     4,111,000   4,030,000
         Equipment held for rental........       822,000     822,000
                                             ----------- -----------
                                               8,033,000   8,068,000
             Less accumulated depreciation    (7,895,000) (7,972,000)
                                             ----------- -----------
                                             $   138,000 $    96,000
                                             =========== ===========

                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS
---------------------------------------------------------------

     Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Over the past three years the Company has financed its operating cash requirements from internally generated cash flow and borrowings from its revolving credit agreement. Cash flow from operating activities before changes in working capital items amounted to $1,378,000 for the nine months ending March 31, 1997. Cash flow from operating activities after changes in working capital items was $1,389,000. Affecting cash flow for the nine months ending March 31, 1997 was a decrease in accounts receivable due to the earlier collection of outstanding amounts; an increase in inventory because of the higher level of sales and a reduction in accounts payable and accrued liabilities due to the payment of June 30, 1996 outstanding balances.

     The Company has a credit facility that allows for maximum borrowings of $1,200,000. There were no borrowings outstanding under this agreement at March 31, 1997 or June 30, 1996. The agreement will expire in July 1997. The Company believes that, based upon its current financial position, it will be able to extend its current credit agreement or obtain a new credit facility.

     The Company believes that the liquidity provided by its revolving credit facility, cash balances and trade credit will be adequate to meet its operating cash needs over the next twelve months.

     Capital expenditures for the first nine months of fiscal 1997 amounted to $85,000 and included normal replacement of manufacturing equipment and purchases of computer aided design equipment. The Company does not expect capital expenditures to exceed $100,000 for the fiscal year.

RESULTS OF OPERATIONS
---------------------

     Total revenue increased 48% for the third quarter and 29% for the first nine months of fiscal 1997. The third quarter and nine-month period reflect significant growth in marine equipment sales which increased 59% and 33%, respectively. The higher demand for the Company's marine airguns was due to the requirements of the Company's customers to both upgrade existing seismic vessels and expand their fleets. The increase in the number of seismic vessels operating has been caused by the greater use of 3-D seismic surveys for exploration, development and reservoir characterization.

     Service revenue from the Company's Wellseis(R) crew decreased 46% for the quarter and 12% for the nine-month period. The major source of service revenue for the first nine months of fiscal 1997 was generated from the Company's fracture diagnostic service performed in conjunction with the Gas Research Institute, and from providing service technicians to a major oil company to support Wellseis equipment owned by the oil company.

     Cost of sales as a percentage of sales increased from 51% to 55% for the three month period. The primary factor effecting the higher cost of sales percentage for the quarter was the greater number of system sales which have a lower margin than replacement parts sales. Cost of sales as a percentage of sales was 53% for both the nine month periods ended March 31, 1997 and 1996.

                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

RESULTS OF OPERATIONS (CONT'D.)
---------------------

     Cost of service decreased $58,000 for the quarter and $153,000 for the nine months, primarily due to lower consulting costs and equipment rentals which were in line with the lower level of contract work performed. The Company's Wellseis crew has reported operating losses in fiscal 1996 and for the first three quarters of fiscal 1997. In the short-term, in an effort to lower operating losses, the Company has reduced personnel assigned to the service operations. In the longer term, if the outlook for the types of geophysical services offered by the Company does not improve, the Company will cease service operations or offer the division for sale. The Company does not anticipate that the carrying amount of any long-lived assets related to its geophysical service operations will have to be reduced if operations are terminated or sold nor does the Company anticipate that any provision will be required for the discontinuance of the service operations.

     Research and development increased $25,000 for the third quarter and $19,000 for the nine-month period. The increase in research and development resulted from the Company's increased efforts in the development of new marine seismic energy sources.

     Selling, general and administrative expenses increased $88,000 for the third quarter, primarily because of a $60,000 increase in incentive compensation and other employee benefits and a $12,000 increase in professional fees from
the Company's acquisition efforts.   The major factors causing the $306,000
increase in selling, general and administrative expenses for the first nine months of fiscal 1997 was a $172,000 increase in salary and employee benefits, an increase of $45,000 in shareholder expenses from the Company's listing on the American Stock Exchange and $47,000 related to sales and marketing travel.

     Interest income net, increased for both periods presented due to higher levels of interest income recorded from the Company's short-term investments.

     For the quarter and nine-month period ended March 31, 1997 no tax provision was required since the Company offset its federal and state tax provisions by the use of previously reserved net operating loss carry-forwards.

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




                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


RESULTS OF OPERATIONS (CONT'D.)
---------------------

       The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the third quarter of fiscal 1998. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The adoption of this new standard is not expected to have a material effect on the Company's financial statements.

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

     (b)  Reports on Form 8-K.
          -------------------
           No reports on Form 8-K were filed by the Company during January, February or March 1997.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    /s/ Raymond M. Soto
                                    ----------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer and
                                    Principal Financial Officer)



                                    /s/ Alan Levy
                                    ----------------------------
                                    Vice President-Finance
                                    Secretary and Treasurer
                                    (Principal Accounting Officer)

April 17, 1997

                                      (10)