Form 10-K405
period 1997-06-30
BOLT TECHNOLOGY CORP
filed 1997-09-16
CIK 354655

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                            -----------------------

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended June 30, 1997
                                      or
         [   ]Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]
                 For the transition period from _____ to _____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Common Stock, without par value, held by non-affiliates on August 20, 1997:
                                  $24,901,170

As of August 20, 1997, there were 5,075,728 shares of Common Stock, without par value, outstanding.

                      Documents Incorporated By Reference

Definitive Proxy Statement for 1997 Annual Meeting, which will be filed no later than 120 days after June 30, 1997, is incorporated by reference in Part III to the extent stated in this report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company's products and the risk of the Company's inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company's products due to fluctuations in energy industry activity, (iii) the Company's reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, and
(v) risk of fluctuations in future operating results. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward looking statements.

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

OVERVIEW

An energy source, such as the Company's air gun, used in seismic exploration creates elastic waves at frequencies that readily travel to great depths in the earth. As elastic waves travel through the earth, they are reflected by the earth's subsurface strata and received as signals by devices known as hydrophones for marine exploration and geophones for land exploration. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data forms the basis of decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process.

Recent improvements in drilling success rates through the use of three-dimensional ("3-D") seismic surveys have substantially increased the demand for seismic data and, consequently, the demand for the Company's air guns and replacement parts. Also, 3-D surveys are increasingly used in field development and reservoir management activities.

ITEM I. BUSINESS (CONT'D.)

OVERVIEW (CONT'D.)

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

The Company has developed a new generation of marine air guns that extend the period between routine air gun maintenance cycles. These new "long-life" guns also provide improved high peak sound pressure levels and improved frequency spectrum as compared with previous models. These improved characteristics are advantageous to geoscientists in designing 3-D surveys. A retro-fit kit, which incorporates the improvements of the new long-life guns, allows users to easily upgrade existing air gun models to the new long-life standard.

The Company sells a modified version of the marine air gun, in which the portholes are closed at all times except when the gun is firing, for use in mud-holes, sand, or other penetrable materials. Unlike the Company's marine air guns which are used primarily in the exploration for new accumulations of oil and gas, the Company's down-hole air guns also used for seismic surveys at established oil and gas wells ("well-shooting") both on and offshore.

The Company sells various models of air guns that range in price from $3,000 to $76,000. A significant source of the Company's revenue is from the sale of replacement parts.

For seismic exploration on land, the Company leases a modified version of the marine air gun that is installed together with all necessary auxiliary equipment on a truck or, for use in particularly rough terrain, on an articulated buggy. A specialized version of the land air gun is the OMNIPULSE(R) Shear Wave Generator which is especially useful for seismic surveys defining fracture zones with high resolution. Over the past five years, the revenue derived for the lease of land seismic energy sources has not been material. The Company does not anticipate that future leases of land seismic energy sources will provide any significant revenue.

GEOPHYSICAL SERVICES

The Company developed its WELLSEIS(R) Borehole Seismic System which consists of an Air Gun Energy Source Tool and a Multi-Level Geophone Receiver Tool and Digital Recorder. The system has been used to acquire crosswell seismic data by deploying both the air gun and geophone down separate wells. This seismic data has been used for reservoir characterization, determination of fracture patterns and salt flank imaging. In conjunction with this technology, the Company also developed a fracture diagnostic service which provided the processing and interpretation

ITEM 1. BUSINESS (CONT'D.)

GEOPHYSICAL SERVICES (CONT'D.)

of microseismic activity created during hydraulic fracture treatments at producing wells. The Company also provides service technicians to a major oil company to operate a Wellseis System that the oil company had previously purchased from the Company.

The Company's service operations reported operating losses for 1996 and 1997. The Company determined that the outlook for securing sufficient contracts to achieve profitable service operations was doubtful and, therefore, made the decision in the fourth quarter of 1997 to reduce personnel assigned to its service division. The Company will no longer offer its crosswell seismic service or its fracture diagnostic service to the oil and gas industry. The Company's geophysical services will consist of providing service technicians to support Wellseis equipment previously sold by the Company. The Company does not expect that geophysical services will be a material source of future revenue. The Company does not expect to incur any substantial costs from reducing this service facility.

GENERAL

FOREIGN SALES

During fiscal 1997, 1996 and 1995, approximately 55%, 46% and 54%, respectively, of the Company's revenue was derived from sales to customers outside the United States. See Note 10 of Notes to the Consolidated Financial Statements for the geographic distribution of sales. In addition, sales are made to domestic customers who frequently use the Company's equipment internationally.

BACKLOG

Because of the short period between order and shipment dates for the principal portion of the Company's sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales volume.

COMPETITION

The Company's marine air guns compete primarily with marine air guns manufactured by Input/Output, Inc. and Seismic Systems, Inc. The Company believes that technology is the primary basis of competition as oil and gas exploration companies require higher quality seismic data and improved productivity. The Company believes that its long-life marine air guns are the most technically advanced energy sources currently available. The Company believes that the remaining competitive factors in the industry are field product support and price. The Company believes that it competes effectively with respect to each of these factors, although there can be no assurance that the sales of the Company's marine air gun will not be adversely affected if its current competitors introduce a marine energy source with better performance or lower price.

ITEM 1. BUSINESS (CONT'D.)

MARKETING

The Company's principal customers for its seismic energy sources are seismic contractors which operate seismic vessels to collect seismic data in accordance with their customers specifications or for their own seismic data libraries and foreign national oil and gas companies.

Marketing of the Company's geophysical equipment and services is principally performed by salaried sales personnel, all of whom are based in the United States. The Company also uses sales agents for individual sales in certain foreign countries. In general, the Company markets its products and services through its sales force, together with its technical services and engineering staffs, primarily to representatives of major oil companies and to geophysical contractors. The principal marketing techniques used by the Company are direct sales visits to current and potential customers, product demonstrations, and participation at industry trade shows and meetings.

In general, products are sold on standard 30-day credit terms. In certain instances, the Company requires its customers to furnish letters of credit, payable upon shipment.

RESEARCH AND DEVELOPMENT

The Company's ability to compete successfully depends upon, among other things, its ability to develop new products as well as to improve the technical capabilities of its existing products and services. The Company, during the fiscal years 1997, 1996 and 1995, has spent $204,000, $161,000 and $200,000, respectively, to develop new products and to upgrade its existing products and services.

EMPLOYEES

As of June 30, 1997, the Company employed 39 persons. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that its employee relations are good.



RAW MATERIALS AND ENVIRONMENTAL PROTECTION

The Company believes it has adequate sources of parts and materials for the products it manufactures.

The nature of the Company's operations is such that there is little, if any, impact upon the environment. The Company has not experienced any problems complying with environmental protection laws and regulations. The Company does not foresee the need for significant expenditures to ensure continued compliance with current environmental protection laws.

INTELLECTUAL PROPERTY

The Company currently owns more than 20 United States patents and more than 30 patents in foreign countries relating to its existing products and planned improvements.

ITEM 1. BUSINESS (CONT'D.)

INTELLECTUAL PROPERTY (CONT'D.)

Patents covering improved features of the air gun expire in 1998 and 2005. Patents covering the company's other products and planned improvements expire in the period from 1997 to 2003. Although the Company's patents are considered important to its operations, no one patent is considered essential to the success of the Company.

MAJOR CUSTOMERS

Historically a significant portion of the Company's revenues have been attributable to a few large customers. In 1997, sales to Schlumberger, Ltd., Petroleum Geo-Services (PGS) and Veritas DGC, Inc. accounted for 38%, 20% and 19%, respectively, of total revenue. In 1996, sales to Schlumberger, PGS and Geoscience Corporation accounted for 33%, 16% and 11%, respectively, of total revenue. In 1995, Schlumberger, and PGS accounted for 38% and 14%, respectively, of total revenue.

The loss of any or all of the above customers or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company's principal properties:

                                                    APPROXIMATE
                                                      AREA        EXPIRATION
       LOCATION             NATURE OF PROPERTY      (SQ. FEET)   DATE OF LEASE
----------------------  --------------------------  -----------  -------------
Norwalk, Connecticut          Manufacturing            22,300            1997
Norwalk, Connecticut    Administration/Engineering      6,600            1997
Houston, Texas               Office/Warehouse           3,000            1999

In the opinion of the Company's management, the properties described above are in good condition and repair and are suitable and adequate for the Company's purposes. The properties are currently fully utilized on a one shift basis which provides sufficient productive capacity. The Company intends to enter into new lease agreements for its property located in Norwalk, Connecticut.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company's financial position, results of operations, or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to its security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 10, 1996, the Company's Common Stock has been trading on the American Stock Exchange under the symbol BTJ. Prices set forth below prior to September 10, 1996 reflect the high and low bid prices reported by the National Quotation Bureau, Inc. and represent inter-dealer quotations that do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. Prices since September 10, 1996 reflect the high and low daily sales price, which represent actual transactions, as reported by the American Stock Exchange.


FISCAL 1997                      HIGH     LOW
-------------------------       -------  -----
First Quarter                   5 15/16  2 1/8
Second Quarter                  6  5/8   3 7/8
Third Quarter                   6        3 3/4
Fourth Quarter                  5  3/16  4 1/4

FISCAL 1996                      HIGH     LOW
-------------------------       -------  -----
First Quarter                   1  7/8   1 3/16
Second Quarter                  1  7/8   1 3/4
Third Quarter                   1 13/16  1 1/8
Fourth Quarter                  2  7/16  1 1/2

The number of stockholders of record at July 31, 1997 was 415 and does not include those stockholders who had shares in broker nominee accounts.

The Company has not declared any dividends since the second quarter of 1985. The Company does not expect to pay dividends on its common stock for the foreseeable future. Any decision concerning the payment of dividends on the Company's common stock will depend upon results of operations, financial condition, capital required for possible acquisitions as well as other factors as the board of directors may consider relevant.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the consolidated financial statements provided elsewhere herein.

                                                        YEARS ENDED JUNE 30,
                                              -----------------------------------------
                                                1997     1996    1995    1994    1993
                                              --------  ------  ------  ------  -------
  (In thousands, except per share amounts)
  INCOME STATEMENT DATA:

TOTAL REVENUES..............................  $10,531   $8,631  $7,707  $6,743  $7,786
                                              -------   ------  ------  ------  ------

COSTS AND EXPENSES:
 Cost of sales and service..................    5,788    5,220   4,658   3,857   4,951
 Research and development...................      204      161     200     202     240
 Selling, general and administrative........    2,485    2,034   1,830   1,768   1,875
 Interest (income) expense, net.............      (67)       6      66      87       -
                                              -------   ------  ------  ------  ------
                                                8,410    7,421   6,754   5,914   7,066
                                              -------   ------  ------  ------  ------
Income before income taxes
 and extraordinary item.....................    2,121    1,210     953     829     720
Benefit (provision) for income taxes (1)....        -        -   1,000       -    (244)
                                              -------   ------  ------  ------  ------
Income before extraordinary item............    2,121    1,210   1,953     829     476
Extraordinary item..........................        -        -       -     234     244
                                              -------   ------  ------  ------  ------

 NET INCOME.................................  $ 2,121   $1,210  $1,953  $1,063  $  720
                                              =======   ======  ======  ======  ======

NET INCOME PER COMMON SHARE:

 Income  before extraordinary item..........     $.41     $.24    $.38  $  .13    $.08
 Extraordinary item.........................        -        -       -     .04     .04
                                              -------   ------  ------  ------  ------

NET INCOME..................................     $.41     $.24    $.38  $  .17  $  .12
                                              =======   ======  ======  ======  ======

Weighted average common and common
 equivalent shares outstanding..............    5,178    5,010   5,151   6,325   6,225

FINANCIAL POSITION DATA:

 Working capital............................  $ 6,182   $4,122  $2,890  $1,873  $  773
 Total assets...............................    8,321    6,462   4,922   3,049   4,006
 Long-term debt.............................        -        -       -       -       -
 Stockholders' equity.......................    7,011    4,872   3,662   2,006     930
 Cash dividends.............................     None     None    None    None    None
                                              =======   ======  ======  ======  ======

(1) 1995 reflects recognition of previously reserved tax benefits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Over the past three years, the Company has financed its operating cash requirements from internally generated cash flow from operations. From July 1, 1995 to June 30, 1997, net cash provided by operating activities after changes in working capital amounted to $3,299,000.

Accounts receivable and inventories increased $85,000 and $262,000, respectively, from 1996 to 1997, primarily to support increased sales levels.

Accounts payable decreased $456,000 from 1996 to 1997. The higher 1996 accounts payable balance included amounts due vendors for purchases required for a large air gun system shipped in the fourth quarter of 1996; the 1997 accounts payable balance did not include similar amounts. Accrued liabilities increased $176,000 largely as a result of a higher provision for incentive compensation because of the Company's increased earnings in 1997. There were no currently payable income taxes due at June 30, 1997 or 1996 because the Company's estimated tax payments were adequate to discharge the current tax liability and the Company also was able to utilize federal net operating loss carry-forwards.

The increase in other assets is primarily attributable to an increase in tax
assets.  During 1997, tax assets increased  by $213,000.   The Company recorded
a $58,000 asset for alternative minimum tax payments made and $155,000 reduction in the valuation allowance.

Net property and equipment additions totaled $87,000 in 1997, $22,000 in 1996 and $86,000 in 1995. Included in 1997 equipment additions were normal replacement of manufacturing equipment and the purchase of a computer aided design system. The Company does not anticipate capital expenditures will exceed $100,000 for 1998. These expenditures are expected to be funded from operating cash flow.

The Company's current cash and cash equivalents balances, existing borrowing capacity and projected cash flow from operations are currently in excess of its foreseeable operating cash flow requirements. In June 1997, the Company entered into a new $1,500,000 unsecured credit agreement. The Company then terminated
its $1,200,000 secured facility.   The new agreement expires in March 1998.
Borrowings under the new agreement bear interest at the prime rate and there are also certain restrictive covenants including limitation on indebtedness, asset sales and the maintenance of certain financial ratios.

Management continues to evaluate suitable acquisition candidates. Any acquisition opportunity may involve the use of cash, debt or equity financing.

The Company is the owner, through a joint venture, of a one-half interest in its administrative and engineering building located in Norwalk, Connecticut. The agreement expires in July 1997. Under the terms of the agreement, the Company has the option to purchase the one-half interest owned by its joint venture partner for $300,000. The Company is currently exploring various alternatives with its joint venture partner including the exercise of the option.

The Company believes that inflation and changing prices have not had a material effect on the Company's revenues and profitability during the past three years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

RESULTS OF OPERATIONS

Total revenue increased 22% from 1996 to 1997 and 12% from 1995 to 1996. The revenue increase for both 1997 and 1996 reflect significant growth in marine equipment sales which increased 26% and 20% in 1997 and 1996, respectively. The higher demand for the Company's marine air guns has been due to the requirements of the Company's customers to both upgrade existing seismic vessels and expand their fleets. The increase in the number of seismic vessels operating world-wide has been caused by the greater use of 3-D seismic surveys for exploration, development and reservoir characterization.

Service revenue from the Company's Wellseis crew decreased 11% in 1997 and 46% in 1996. The lower revenue in 1997 was caused by a reduction in consulting work performed. The primary sources of service revenue in 1997 were generated from fracture diagnostic service performed in conjunction with the Gas Research Institute and from providing service technicians to a major oil company to support Wellseis equipment owned by the oil company. The decrease in revenue in 1996 was caused by equipment problems which delayed scheduled work and the lower demand for this specialized seismic service.

Cost of sales as a percentage of sales decreased from 55% in 1996 to 52% in 1997. The improved operating margin in 1997 was attributable to (i) the effect of $70,000 of royalty income included in sales in 1997 for which there was no associated cost, (ii) improved margins on air gun system sales because of reduced peripheral equipment purchases from third parties, which historically carry lower margins and (iii) sales price increases. Cost of sales was negatively impacted by a $32,000 increase in the provision for obsolete and slow moving inventory. Cost of sales as a percentage of sales decreased from 56% in 1995 to 55% in 1996. Improved margins on long-life guns and replacement parts and equipment rentals were the factors that contributed to the improvement.

Cost of service decreased by $231,000 from 1996 to 1997 because of lower salary and consulting costs which were in line with the lower level of work performed. Cost of service decreased by $90,000 from 1995 to 1996 because of the reduced level of service work. The Company's Wellseis crew has reported significant operating losses in 1996 and the first three quarters of 1997. In the fourth quarter of fiscal 1997, in order to lower expenses, the Company reduced personnel assigned to its service operation. With these efforts, the Company's
service operation reported a small operating loss of $8,000.   For fiscal 1998,
the Company does not expect its service operation to provide    significant
revenue. With the recent staff reduction, the Company's efforts will be limited to providing service technicians to operate Wellseis equipment owned by others. The Company is currently seeking a buyer for the major portion of the geophysical equipment that comprises its Wellseis division. Since the carrying value of these assets is less than fair market value, no impairment loss is required nor is any other provision necessary for the reduction of the service division.

Research and development costs increased 27% in 1997 and decreased 20% in 1996. The increase in research and development costs in 1997 resulted from increased efforts to develop new marine seismic energy sources. The lower level of research and development expenditures in 1996 was due to the completion of the Company's efforts with respect to its long-life marine air guns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAIL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

RESULTS OF OPERATIONS (CONT'D.)

Selling, general and administrative expenses increased by $451,000 in 1997. Factors that caused the increase in 1997 were a $243,000 increase in salary, incentive compensation and other employee benefits due to the increased profit levels; a $66,000 increase in shareholder expense caused primarily by the Company's listing its common stock on the American Stock Exchange in September 1996 and a $56,000 increase in travel expenses from expanded sales efforts overseas. The $204,000 increase in selling, general and administrative expenses in 1996 was largely caused by a $121,000 increase in salary and benefits from the overall growth in the business and a $52,000 increase in the provision for uncollectible accounts.

Interest (income) expense, net decreased by $73,000 in 1997 due to the higher level of interest income recorded from the Company's short-term investments. Interest (income) expense, net decreased by $60,000 in 1996 due primarily to the lower balances outstanding under the Company's credit facility, reduced commitment fees and greater interest income from short-term investments.

The Company did not record a tax provision in 1997 or 1996. The Company offset its federal and state tax provisions with previously reserved federal net operating loss carry-forwards. The Company established a valuation allowance in 1994 to reduce its gross tax deferred tax asset to an amount which the Company believed was more likely than not to be realized in the carry-forward period. The valuation allowance established in 1994 was determined based upon the following factors: (1) amount of prior years' taxable income; (2) lack of meaningful backlog; (3) major product line dependent on level of worldwide seismic activity which, in turn, is dependent on price of oil; and (4) future revenue dependent on a few large customers for a significant percentage of annual sales. The valuation allowance established in 1994 offset all of the gross deferred tax asset except any alternative minimum tax credit carry-forwards available.

In 1995, with the improvement in the above noted factors, the Company determined that a portion of its net operating loss carry-forwards would more likely than not be utilized before expiration and reduced the valuation allowance by $1,000,000 ($0.20 per share).

During 1996 and 1997, the Company continued to evaluate the amount of tax loss carry-forwards and other temporary differences that would more likely than not be realized during the carry-forward period based upon the projected levels of taxable income. Based upon the four factors described above and based upon current circumstances, a valuation allowance has been established to reduce the deferred tax assets to an amount that management believes will more likely than not be realized during the carry-forward period.

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the second quarter of fiscal 1998. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The adoption of this new standard is not expected to have a material effect on the Company's financial statements.

In 1997, the Company adopted Statement of Financial Accounting Standard No. 123, (FAS 123) "Accounting for Stock-Based Compensation". Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", and has provided

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

RESULTS OF OPERATIONS (CONT'D.)

in Note 5 proforma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

In 1997, the Company adopted Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In accordance with FAS 121, the Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company at June 30, 1997.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE NUMBER
                                                                -----------
Independent Auditors' Report                                         15
Consolidated Balance Sheets as of June 30, 1997 and 1996             16
Consolidated Statements of Income for the
     Years Ended June 30, 1997, 1996 and 1995                        17
Consolidated Statements of Cash Flows for the
     Years Ended June 30, 1997, 1996 and 1995                        18
Notes to Consolidated Financial Statement                         19-29

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED                PAGE NUMBER
                                                                -----------
  JUNE 30, 1997, 1996 AND 1995

II - Valuation and Qualifying Accounts and Reserves                  30

Schedules other than that listed above are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.


                                 EXHIBIT INDEX
EXHIBIT
    No.
  -----

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

                            EXHIBIT INDEX (CONT'D.)

EXHIBIT
  NO.
-------

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

REPORTS ON FORM 8-K

There were no Form 8-K Reports filed during the quarter ended June 30, 1997.

 INDEPENDENT AUDITORS' REPORT


 Board of Directors and Stockholders
 Bolt Technology Corporation
 Norwalk, Connecticut

 We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bolt Technology Corporation and subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 / s /  Deloitte & Touche LLP
 Stamford, Connecticut
 August 5, 1997

                  BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,
                                                  ----------------------------
ASSETS                                                1997           1996
                                                  -------------  -------------

Current Assets:
    Cash and cash equivalents...................  $  2,628,000   $  1,364,000
    Accounts receivable, less allowance for
     uncollectible accounts of $96,000 in
     1997 and $84,000 in 1996...................     2,266,000      2,181,000
    Inventories.................................     1,886,000      1,624,000
    Other current assets........................       712,000        543,000
                                                  ------------   ------------
                                                     7,492,000      5,712,000
                                                  ------------   ------------

Plant and Equipment
    Building and leasehold improvements.........       534,000        534,000
    Geophysical equipment.......................     2,566,000      2,682,000
    Machinery and equipment.....................     4,113,000      4,030,000
    Equipment held for rental...................       822,000        822,000
                                                  ------------   ------------
                                                     8,035,000      8,068,000
Less accumulated depreciation...................    (7,908,000)    (7,972,000)
                                                  ------------   ------------
                                                       127,000         96,000


Deferred Income Taxes...........................       680,000        633,000
Other Assets....................................        22,000         21,000
                                                  ------------   ------------
                                                    $8,321,000   $  6,462,000
                                                  ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable...............................  $    449,000   $    905,000
 Accrued liabilities............................       861,000        685,000
                                                  ------------   ------------
                                                     1,310,000      1,590,000
                                                  ------------   ------------
Stockholders' Equity:
 Common stock, no par value, authorized
  9,000,000 shares; issued and outstanding
  5,074, 978 shares in 1997 and 4,971,431
  in 1996.......................................    24,678,000     24,660,000
 Accumulated deficit............................   (17,667,000)   (19,788,000)
                                                  ------------   ------------
  Total Stockholders' equity....................     7,011,000      4,872,000
                                                  ------------   ------------
                                                  $  8,321,000   $  6,462,000
                                                  ============   ============

See Notes to Consolidated Financial Statements.

                  BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THE YEARS ENDED JUNE 30,
                                        --------------------------------------

                                            1997         1996         1995
                                        -----------    ----------   ----------
REVENUES:.............................
 Sales................................  $10,060,000    $8,102,000   $6,719,000
 Service..............................      471,000       529,000      988,000
                                        -----------    ----------   ----------
                                         10,531,000     8,631,000    7,707,000
                                        -----------    ----------   ----------

COSTS AND EXPENSES:

 Cost of sales........................    5,219,000     4,420,000    3,768,000
 Cost of service......................      569,000       800,000      890,000
 Research and development.............      204,000       161,000      200,000
 Selling, general and administrative..    2,485,000     2,034,000    1,830,000
 Interest (income) expense, net.......      (67,000)        6,000       66,000
                                        -----------    ----------   ----------
                                          8,410,000     7,421,000    6,754,000
                                        -----------    ----------   ----------

Income before income taxes............    2,121,000     1,210,000      953,000
Benefit for income taxes..............            -             -    1,000,000
                                        -----------    ----------   ----------

  NET INCOME..........................  $ 2,121,000    $1,210,000   $1,953,000
                                        ===========    ==========   ==========

NET INCOME PER COMMON SHARE:                  $0.41         $0.24        $0.38
                                        ===========    ==========   ==========

Weighted average number of
common and common equivalent
shares outstanding                        5,177,943     5,010,311    5,150,748
                                        ===========    ==========   ==========

See Notes to Consolidated Financial Statements.

                  BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED JUNE 30,
                                                                      -------------------------------------
                                                                         1997         1996          1995
                                                                      ----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income....................................................  $2,121,000   $1,210,000   $ 1,953,000
      Adjustments to reconcile net income to cash
        provided by operating activities:
          Depreciation..............................................      56,000       57,000        52,000
          Deferred income taxes.....................................    (155,000)     (37,000)   (1,000,000)
                                                                      ----------   ----------   -----------
                                                                       2,022,000    1,230,000     1,005,000

      Change in Operating Assets and Liabilities:
          Accounts receivable.......................................     (85,000)    (220,000)     (599,000)
          Inventories...............................................    (262,000)      29,000      (212,000)
          Other assets..............................................     (62,000)     (42,000)      (29,000)
          Accounts payable and accrued liabilities..................    (280,000)     433,000       371,000
                                                                      ----------   ----------   -----------

             Net cash provided by operating activities..............   1,333,000    1,430,000       536,000
                                                                      ----------   ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment...........................     (87,000)     (22,000)      (86,000)
                                                                      ----------   ----------   -----------

             Net cash used in investing activities..................     (87,000)     (22,000)      (86,000)
                                                                      ----------   ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options....................................      18,000            -         3,000
       Net decrease in borrowings under revolving credit
            agreement...............................................           -     (103,000)     (154,000)
       Purchase of warrant..........................................           -            -      (300,000)
                                                                      ----------   ----------   -----------

          Net cash provided by (used in) financing activities.......      18,000     (103,000)     (451,000)
                                                                      ----------   ----------   -----------

Net increase (decrease) in cash.....................................   1,264,000    1,305,000        (1,000)
Cash and cash equivalents at beginning of year......................   1,364,000       59,000        60,000
                                                                      ----------   ----------   -----------
Cash and cash equivalents at end of year............................  $2,628,000   $1,364,000   $    59,000
                                                                      ==========   ==========   ===========

Supplemental disclosure of cash flow information:
Interest paid.......................................................   $  16,000      $25,000       $66,000
Income taxes paid...................................................   $ 186,000      $70,000       $12,000

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

INVENTORIES:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method which approximates the first-in, first-out method. The Company reserves for all slow moving inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory.

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

REVENUE RECOGNITION AND WARRANTY COSTS:

The Company recognizes revenue from equipment sales upon  shipment.   Rental
income from short-term leases and service income are recorded monthly as earned. Warranty costs and product returns incurred by the Company have been insignificant.

INCOME TAXES:

Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes. Deferred tax assets and liabilities are recognized based upon differences between book and tax basis of assets and liabilities, using presently enacted tax rates. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

INCOME TAXES: (CONT'D.)

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

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128 (FAS128), "Earnings Per Share" in the second quarter of fiscal 1998. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by FAS 128, the Company will restate all prior period earnings per share data presented. Based upon current circumstances, this new standard is not expected to have a material effect on the calculation of earnings per share.

STOCK-BASED COMPENSATION

In 1997, the Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation". Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", and has provided in Note 5 proforma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.


LONG-LIVED ASSETS

In 1997, the Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In accordance with FAS 121, the Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company at June 30, 1997.

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

USE OF ESTIMATES (CONT'D.)

of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - INVENTORIES

  Inventories, net of reserves, at June 30 consist of the following:

                                                 1997          1996
                                              -----------  ------------
  Raw materials and sub-assemblies            $1,665,000   $ 1,453,000
  Work-in-process                                221,000       171,000
                                              ----------   -----------

                                              $1,886,000   $ 1,624,000
                                              ==========   ===========

NOTE 3 - INCOME TAXES

 Income tax expense (benefit) consists of the following for the three years ended June 30,:

                                     1997         1996         1995
                                  ---------   ----------   -----------
  Current:
    Federal                       $       -   $        -   $  (408,000)
    State                           155,000       37,000             -
                                  ---------   ----------   -----------
                                    155,000       37,000      (408,000)
                                  ---------   ----------   -----------
  Deferred:
    Federal                        (155,000)     (37,000)     (592,000)
    State                                 -            -             -
                                  ---------   ----------   -----------
                                   (155,000)     (37,000)     (592,000)
                                  ---------   ----------   -----------
      Income tax benefit          $       -   $        -   $(1,000,000)
                                  =========   ==========   ===========

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONT'D.)

The benefit for income taxes differs from the amounts computed, based upon the Federal statutory rate for the reasons shown below:

                                                        YEAR ENDED JUNE 30,
                                                    ---------------------------
                                                      1997     1996      1995
                                                    -------  --------  --------

 Federal income taxes at the statutory rate            34%      34%       34%
 State income taxes, net of federal tax benefit         5        2         -
 Nondeductible expenses                                 2        3         3
 Utilization of net operating loss carry-forwards     (39)     (36)      (37)
 Reduction in deferred tax valuation allowance         (2)      (3)     (105)
                                                      ----     ----     ------
                                                        -        -      (105%)
                                                      ====     ====     ======

At June 30, 1997 and 1996 the deferred tax asset under FAS 109 was comprised of the following:

                                                   1997           1996
                                               -----------   ------------
   Tax loss carry-forward                      $ 5,013,000   $  5,680,000
   Investment tax credit carry-forward             200,000        200,000
   Inventory reserve                               311,000        370,000
   Bad debt reserve                                 37,000         32,000
   Alternative minimum tax
       credit carry-forward                         98,000         40,000
   Other                                             1,000         13,000
                                               -----------   ------------
   Gross deferred tax asset                      5,660,000      6,335,000
    Less: Valuation allowance                   (4,370,000)    (5,258,000)
                                               -----------   ------------
   Net deferred tax asset                      $ 1,290,000   $  1,077,000
                                               ===========   ============

At June 30, 1997 and June 30, 1996, current deferred tax assets of $610,000 and $444,000, respectively, were included in the consolidated balance sheets caption "Other current assets."

The Company has tax net operating loss carry-forwards (NOL's) totaling $14,744,000 which expire as follows: 2002 - $3,938,000; 2003 - $4,680,000;
2004 - $2,403,000; 2005 - $3,415,000; 2006 - $63,000 and 2007 -$245,000.  In
addition, the Company has $200,000 of investment tax credits which expire in 2001 and 2002.

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

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONT'D.)

The Company established a valuation allowance in 1994 to reduce its gross tax deferred tax asset to an amount which the Company believed was more likely than not to be realized in the carry-forward period. The valuation allowance established in 1994 was determined based upon the following factors: (1) level of past years' taxable income; (2) lack of meaningful backlog; (3) products dependent on level of worldwide seismic activity which, in turn, is dependent on price of oil; and (4) future revenue dependent on a few large customers for a significant percentage of annual sales. The valuation allowance established in 1994 offset all of the gross deferred tax asset except for any alternative minimum tax credit carry-forwards available.

In 1995, with improvement in the above noted factors, the Company determined that a portion of its net operating loss carry-forwards would more likely than not be utilized before expiration and reduced the valuation allowances by $1,000,000 ($0.20 per share).

During 1996 and 1997, the Company continued to evaluate the amount of tax loss carry-forwards and other temporary differences that would more likely than not be realized during the carry-forward period based upon the projected levels of taxable income. Based upon the four factors described above and based upon current circumstances, a valuation allowance has been established to reduce the deferred tax assets to an amount that management believes will more likely than not be realized during the carry-forward period.

In 1997 and 1996, the Company reduced the valuation allowance for deferred tax assets by $888,000 and $737,000, respectively.

The amount of the net deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced.

NOTE 4 - NOTES PAYABLE

In March 1997, the Company entered into a $1,500,000 unsecured credit agreement with a bank and terminated its prior $1,200,000 secured facility. The new agreement expires in March 1998. Borrowings under the new line bear interest at the prime rate. The agreement contains certain restrictive covenants including limitation on indebtedness, asset sales and the maintenance of certain financial ratios. The Company had no borrowings outstanding at June 30, 1997 or 1996.

NOTE 5 - STOCK OPTIONS

The 1993 Stock Option Plan ("the plan") provides for the granting of options to purchase up to 300,000 shares of common stock at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period not to exceed ten years. The plan also provides for the granting to non-employee directors options to purchase 3,000 shares of common stock each time they are elected directors.

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTIONS (CONT'D.)

A summary of changes in stock options follows:

                                      WEIGHTED AVERAGE           NUMBER
                                  EXERCISE PRICE PER SHARE     OF SHARES
                                  ------------------------     ---------
Outstanding at June 30, 1994                $0.62                172,680
 Granted                                     1.08                102,000
 Exercised                                   0.19                (16,830)
 Canceled                                    0.19                 (3,850)
                                                                --------

Outstanding at June 30, 1995                 0.84                254,000
 Granted                                     1.81                  6,000
                                                                --------

Outstanding at June 30, 1996                 0.87                260,000
 Granted                                     4.22                 51,000
 Exercised                                   0.80               (119,000)
 Canceled                                    0.75                   (750)
                                                                --------
Outstanding at June 30, 1997                 1.80                191,250
                                                                ========

At June 30, 1997
 Exercisable                                $0.89                133,500
                                            =====               ========


There were 47,453 shares available for grants under the plan at June 30, 1997.

The following tables summarize information about stock options outstanding at June 30, 1997:


                                 Weighted
  Range of                       Average          Weighted
  Exercise        Number        Remaining         Average
   Prices       Outstanding  Contractual Life  Exercise Price
-------------   -----------  ----------------  --------------
$0.75 - $1.00      114,250       1.7 years          $0.83
 1.19 -  1.81       26,000       3.1 years           1.33
 4.12 -  4.94       51,000       4.5 years           4.22
                   -------       ---------          -----
                   191,250       2.6 years          $1.80
                   =======       =========          =====


  Range of                       Weighted
  Exercise        Number          Average
   Prices       Exercisable   Exercise Price
-------------   -----------   --------------

$0.75 - $1.00      112,000         $  0.83
 1.19 -  1.81       21,500            1.23
 4.12 -  4.94            -               -
                   -------         -------
                   133,500         $  0.89
                   =======         =======

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTIONS (CONT'D.)

The estimated fair value of options granted during 1997 and 1996 were $2.45 and $1.05 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at option grant dates for awards in accordance with accounting provisions of SFAS 123, the Company's net income and earnings per share for the years ended June 30, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

Net Income:                                              1997        1996
----------                                            ----------  ----------
    As reported                                       $2,121,000  $1,210,000
    Pro forma                                          2,062,000   1,209,000

Net Income Per Common and Common Equivalent Share:
-------------------------------------------------

    As reported                                       $     0.41  $     0.24
    Pro forma                                               0.40        0.24

The fair value of options granted under the Company's stock option plans during 1997 and 1996 was estimated on dates of grant using the Black-Scholes model with the following weighted-average assumptions used: dividend yield 0%, expected volatility of approximately 62%, risk free interest rate of approximately 6%, and expected lives of options granted of five years. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects, SFAS 123 does not apply to awards prior to 1996, and additional awards in future years are anticipated.

NOTE 6 - PROFIT-SHARING PLAN

The Company has a voluntary deferred compensation plan under Section 401(k) of the Internal Revenue Code for all employees who satisfy the age and service requirements under the plan. Contributions to the plan may be made by both eligible employees and the Company. The Company's contributions to the plan, which represent a matching percentage of employee contributions, for the years ended June 30, 1997, 1996, and 1995 amounted to $42,000 , $28,000, and $25,000, respectively.

                          BOLT TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY

Changes in issued common stock and stockholders' equity for the three years ended June 30, 1997 were as follows:

                                                        COMMON STOCK
                                                 ---------------------------   ACCUMULATED
                                                    SHARES        AMOUNT         DEFICIT        TOTAL
                                                 ------------  -------------  -------------  ------------
Balance June 30, 1994..........................     4,954,601   $24,957,000   $(22,951,000)   $2,006,000
   Purchase of warrant.........................             -      (300,000)             -      (300,000)
   Exercise of stock options...................        16,830         3,000              -         3,000
   Net income..................................             -             -      1,953,000     1,953,000
                                                    ---------   -----------   ------------    ----------
Balance June 30, 1995..........................     4,971,431    24,660,000    (20,998,000)    3,662,000
   Net income..................................             -             -      1,210,000     1,210,000
                                                    ---------   -----------   ------------    ----------
Balance June 30, 1996..........................     4,971,431    24,660,000    (19,788,000)    4,872,000
   Exercise of stock options...................       103,547        18,000              -        18,000
   Net income..................................             -             -      2,121,000     2,121,000
                                                    ---------   -----------   ------------    ----------
Balance June 30, 1997..........................     5,074,978   $24,678,000   $(17,667,000)   $7,011,000
                                                    =========   ===========   ============    ==========

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities at June 30 consist of the following:

                                    1997      1996
                                  --------  --------
Compensation and related taxes..  $527,000  $390,000
Compensated absences............   155,000   141,000
Commissions payable.............    74,000    93,000
Professional fees...............    41,000    39,000
Advance payments................    10,000     9,000
Other...........................    54,000    13,000
                                  --------  --------
                                  $861,000  $685,000
                                  ========  ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, and receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation and its short collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require the customer to provide a letter of credit or an advance payment. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Historically, the Company has not incurred significant credit related losses. The Company invests its excess cash in certificates of deposit with maturities of three months or less in an effort to maintain safety and liquidity.

                          BOLT TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK (CONT'D.)

A relatively small number of customers has accounted for most of the Company's revenue. The Company's three largest customers in 1997, 1996 and 1995 accounted for 77%, 60%, and 58% of total revenue, respectively. Customers accounting for 10% or more of total revenue during 1997, 1996, and 1995 are as follows:

                                    1997   1996   1995
                                    -----  -----  -----
                     Customer A..     38%    33%    38%
                     Customer B...    20     16     14
                     Customer C...    19      -      -
                     Customer D...     -     11      -

FINANCIAL INSTRUMENTS:

The Company does not hold or issue financial instruments for trading purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments.

Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued liabilities reflected in the June 30, 1997 and 1996 balance sheets approximate carrying value at that date.

LEASE COMMITMENTS:

Rent expense amounted to $344,000, $301,000 and $286,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

Minimum annual rental commitments under operating leases with terms in excess of one year are as follows:

                    YEAR ENDING JUNE 30,  COMMITMENT
                    --------------------  ----------

                            1998            $ 65,000
                            1999              45,000
                                            --------
                                            $110,000
                                            ========


EMPLOYMENT AGREEMENTS:

The Company has a severance compensation plan for certain executive officers and key employees of the Company which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan. The Company also has an employment agreement with its president and chief executive officer which provides for severance in the case of voluntary or involuntary termination and change in control. The employment agreement has an initial term through June 30, 1999, subject to extension as set forth in the agreement. The aggregate commitment for these employment agreements approximates $2,519,000 as of June 30, 1997.

                          BOLT TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONT'D.)

LITIGATION:

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE 10 - OTHER FINANCIAL INFORMATION

Foreign sales as a percentage of total revenue are summarized by geographic area follows:


                1997   1996   1995
                -----  -----  -----

Europe........    37%    34%    43%
Asia/Pacific..    17     11     11
Other areas...     1      1      -
                ----   ----   ----
                  55%    46%    54%
                ====   ====   ====

Interest income (expense), net consists of the following:

                                        1997       1996       1995
                                      ---------  ---------  ---------
Interest income.....................  $ 87,000   $ 19,000   $      -
Interest expense....................   (20,000)   (25,000)   (66,000)
                                      --------   --------   --------
Interest income (expense), net......  $ 67,000   $ (6,000)  $(66,000)
                                      ========   ========   ========

                          BOLT TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - QUARTERLY RESULTS (UNAUDITED)

The following table summarizes the results of operations by quarter for the two years ended June 30, 1997.

                      TOTAL      COSTS AND               NET INCOME
                    REVENUES     EXPENSES    NET INCOME  PER SHARE
                   -----------  -----------  ----------  ----------
FISCAL 1997:

 First Quarter      $2,318,000   $1,925,000    $393,000       $0.08
 Second Quarter      2,353,000    1,881,000     472,000        0.09
 Third Quarter       2,886,000    2,316,000     570,000        0.11
 Fourth Quarter      2,974,000    2,288,000     686,000        0.13


                       TOTAL     COSTS AND                NET INCOME
                     REVENUES     EXPENSES    NET INCOME   PER SHARE
                   -----------  -----------  ----------  ----------
FISCAL 1996:

 First Quarter      $2,129,000   $1,875,000    $254,000       $0.05
 Second Quarter      1,777,000    1,567,000     210,000        0.04
 Third Quarter       1,949,000    1,662,000     277,000        0.06
 Fourth Quarter      2,776,000    2,317,000     469,000        0.09

                          BOLT TECHNOLOGY CORPORATION

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE THREE YEARS ENDED JUNE 30, 1997

                                               ADDITIONS CHARGED
                                BALANCE AT       (CREDITED) TO
                               BEGINNING OF        COSTS AND                    BALANCE AT
DESCRIPTION                        YEAR             EXPENSES      DEDUCTIONS    END OF YEAR
-----------                    ------------    -----------------  ----------    ------------
Allowance for uncollectible
accounts:

  1995                          $   41,000       $    27,000      $       -     $   68,000
  1996                              68,000            78,000        (62,000)        84,000
  1997                              84,000            85,000        (73,000)        96,000

Reserve for inventory
valuation:

  1995                           $  946,000      $   (30,000)     $       -     $  916,000
  1996                              916,000           34,000              -        950,000
  1997                              950,000           66,000       (217,000)(1)    799,000

Valuation allowance
for deferred
tax asset:

  1995                           $7,411,000      $(1,000,000)     $(416,000)    $5,995,000
  1996                            5,995,000         (482,000)      (255,000)     5,258,000
  1997                            5,258,000         (214,000)      (674,000)     4,370,000


(1) Inventory scrapped.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of September 1997.

                                            BOLT TECHNOLOGY CORPORATION

                                            By   /s/ Raymond M. Soto
                                               ----------------------------
                                                     Raymond M. Soto
                                                 (President and Chief
                                                   Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                    Date

/ s / Raymond M. Soto         President,                  September 16 , 1997
----------------------------  and Director
    (Raymond M. Soto)         (Principal Executive
                              Officer and Principal
                              Financial Officer)


/ s / Alan Levy               Vice President - Finance,   September 16, 1997
----------------------------  Secretary and Treasurer
   (Alan Levy)                (Principal Accounting

      Officer)

/ s / Kevin M. Conlisk        Director                    September 16, 1997
----------------------------
   (Kevin M. Conlisk)

/ s / Stephen Chelminski      Director                    September 16, 1997
----------------------------
   (Stephen Chelminski)

/ s / John H. Larson          Director                    September 16, 1997
----------------------------
    (John H. Larson)

/ s / Bernard Luskin          Director                    September 16, 1997
----------------------------
    (Bernard Luskin)

/ s / Robert M. Manning       Director                    September 16, 1997
----------------------------
    (Robert M. Manning)

/ s / Joseph Mayerick, Jr.    Director                    September 16, 1997
----------------------------
    (Joseph Mayerick, Jr.)

 / s / Gerald A. Smith        Director                    September 16, 1997
----------------------------
  (Gerald A. Smith)