Form 10-Q
period 1997-09-30
BOLT TECHNOLOGY CORP
filed 1997-11-07
CIK 354655

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997

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

                                    Yes [  X  ]       No [     ]

   At October 17, 1997 there were 5,077,228 shares of common stock, without par value, outstanding.



                                    (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----
                                                            Page Number
                                                            ___________
 Part I - Financial Information:

     Consolidated statements of income - three months ended
     September 30, 1997 and 1996                                3

     Consolidated balance sheets - September 30, 1997
     and June 30, 1997                                          4

     Consolidated statements of cash flows -  three months
     ended September 30, 1997 and 1996                          5

     Notes to consolidated financial statements                 6-7

     Management's discussion and analysis of financial
     condition and results of operations                        8-9

 Part II - Other Information:

     Item 6 - Exhibits and reports on Form 8-K                  10

     Signatures                                                 10



                                      (2)

                        PART  I - FINANCIAL INFORMATION
                          BOLT  TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     _____________________________________

                                             Three Months Ended
                                                 September 30,
                                             ------------------
                                             1997         1996
                                             ----         ----
REVENUES:

   Sales...............................   $2,647,000    $2,158,000
   Service.............................       10,000       160,000
                                          ----------    ----------
                                           2,657,000     2,318,000
                                          ----------    ----------

COSTS AND EXPENSES:

  Cost of sales........................    1,304,000     1,126,000
  Cost of service......................       45,000       168,000
  Research and development                    55,000        32,000
  Selling, general and administrative..      677,000       608,000
  Interest income,net..................      (34,000)       (9,000)
                                          ----------    ----------
                                           2,047,000     1,925,000
                                          ----------    ----------
 Income  before income taxes...........      610,000       393,000
 Benefit for income taxes..............      258,000          -
                                          ----------    ----------
 Net income............................     $868,000      $393,000
                                          ==========    ==========

 Net income per common share ..........      $ 0.17         $ 0.08
                                          ==========    ==========

 Weighted average common and
   common equivalent shares outstanding   5,075,786      5,150,106
                                          ==========    ==========


 See Notes to Consolidated Financial Statements




                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                             ASSETS
                             ------

                                            September 30,   June 30,
                                                1997          1997
                                             (unaudited)
                                            -------------  -----------
Current Assets:
 Cash and cash equivalents.......              $3,633,000   $2,628,000
 Accounts receivable, net                       1,531,000    2,266,000
 Inventories.....................               1,662,000    1,886,000
 Other...........................               1,021,000      712,000
                                               ----------   ----------


      Total current assets                      7,847,000    7,492,000
                                               ----------   ----------

Property and Equipment, net......                 121,000      127,000

Deferred Income Taxes............                 680,000      680,000
                                               ----------   ----------


Other Assets.....................                  22,000       22,000
                                               ----------   ----------
                                             $  8,670,000  $ 8,321,000
                                             ============  ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


Current Liabilities:
  Accounts payable................          $    224,000   $    449,000
  Accrued liabilities.............               566,000        861,000
                                            ------------   ------------
    Total current liabilities                    790,000      1,310,000
Stockholders' Equity:
Common stock,without par value....            24,679,000     24,678,000
  Accumulated deficit.............           (16,799,000)   (17,667,000)
                                            ------------   ------------
    Total stockholders' equity.....            7,880,000      7,011,000
                                            ------------   ------------


                                             $ 8,670,000     $8,321,000
                                            ============   ============

See Notes to Consolidated Financial Statements.

                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                     --------------------------------------

                                                            Three Months Ended
                                                              September 30,
                                                            ------------------
                                                            1997         1996
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  868,000   $ 393,000
  Adjustments to reconcile net income to
    cash  provided by (used in) operating activities:
      Depreciation...................................        11,000      13,000
      Deferred income taxes..........................      (300,000)    (25,000)
                                                         ----------   ---------
                                                            579,000     381,000
Changes in Operating  Assets and Liabilities:
    Accounts receivable                                     735,000    (201,000)
    Inventories......................................       224,000     (21,000)
    Other assets.....................................        (9,000)    (66,000)
    Accounts payable and accrued liabilities.........      (520,000)   (183,000)
                                                         ----------   ---------

    Net cash provided by (used in) operating activities   1,009,000     (90,000)
                                                         ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment...............        (5,000)    (31,000)
                                                         ----------   ---------
    Net cash used in investing activities............        (5,000)    (31,000)
                                                         ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options........................         1,000        -
                                                         ----------   ---------

    Net cash provided by financing activities........         1,000        -
                                                         ----------   ---------

Net increase (decrease) in cash and cash equivalents.    $1,005,000   $(121,000)
                                                         ==========   =========


Supplemental disclosure of cash flow information:
Interest paid........................................        -         $ 12,000
Income taxes paid....................................       $ 8,000    $ 13,000



See Notes to Consolidated Financial Statements.

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

 NOTE-1- BASIS OF PRESENTATION
 -----------------------------

    The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three month periods ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the three month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management , all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the September 30, 1997 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

    In interim and annual periods ending after December 15, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Management does not believe that the adoption of this standard will have a material effect on the financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", which will be effective July 1, 1998. FAS 131 requires disclosure of certain financial and descriptive information about operating segments. Based upon current circumstances, the adoption of FAS 131 will not have a material impact on current disclosures.

 NOTE- 2- NOTES PAYABLE
 ----------------------

    In March 1997, the Company entered into a $1,500,000 unsecured credit agreement with a bank and terminated its prior $1,200,000 secured facility.
 The new agreement expires in March 1998. Borrowings under the new line bear interest at the prime rate. The agreement contains certain restrictive covenants including limitation on indebtedness, asset sales and the maintenance of certain financial ratios. The Company had no borrowings outstanding at September 30, 1997 or June 30, 1997.

 NOTE 3 - INCOME TAXES
 ---------------------

    At September 30, 1997, the Company had net operating loss carry-forwards of approximately $14,109,000 which expire in the years 2002 through 2007. Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". In the first quarter of fiscal 1998, the Company continued its quarterly assessment of the realization of its deferred tax assets based on its past earnings history and trends, current sales backlog, its dependence on a few customers for a significant portion of revenue and the cyclical nature of the seismic exploration industry and concluded that future taxable income would

                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)
                                  -----------

 NOTE 3 - INCOME TAXES (CONT'D.)
 -------------------------------

 increase over amounts previously estimated. Therefore, it was more likely than not that additional reserved tax assets would be realized in the future. As a result, in the first quarter of fiscal 1998, the Company reduced the valuation allowance related to these tax assets by $300,000.

    The amount of the net deferred tax asset recorded could be reduced if estimates of future taxable income during the carry-forward period are reduced.

    At September 30, 1997 and June 30, 1997, current deferred tax assets of $910,000 and $610,000, respectively, were included in the consolidated balance sheets under the caption "Other current assets".

    Components of income tax (benefit) expense for the three months ended September 30, 1997 and 1996 follow:

                                                 September 30,    September 30,

                                                      1997           1996
                                                 --------------    ------------

Current:
   State......................................     $   42,000     $   25,000
                                                   ----------   ------------

Deferred:
   Federal....................................       (300,000)       (25,000)
                                                   ----------   ------------

Income tax benefit............................     $ (258,000)    $        -
                                                   ==========   ============

NOTE 4 - INVENTORIES
--------------------

 Inventories, net of reserves, are comprised of the following:

                                                 September 30,        June 30,
                                                     1997               1997
                                                     ----               ----

    Raw materials and sub-assemblies............   $1,486,000     $1,665,000
    Work-in process.............................      176,000        221,000
                                                   ----------   ------------
                                                   $1,662,000     $1,886,000
                                                   ==========   ============

 NOTE 5 - PROPERTY AND EQUIPMENT
 --------------------------------

      Property and equipment are comprised of the following:
                                                    September 30,     June 30,
                                                       1997           1997
                                                   --------------  ------------

 Building and leasehold improvements............    $   534,000   $   534,000
 Geophysical equipment..........................      2,567,000     2,566,000
 Machinery and equipment........................      4,117,000     4,113,000
 Equipment held for rental......................        822,000       822,000
                                                    -----------   -----------
                                                      8,040,000     8,035,000
Less accumulated depreciation...................     (7,919,000)   (7,908,000)
                                                    -----------   -----------
                                                    $   121,000   $   127,000
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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Current cash and cash equivalents balances, existing borrowing capacity and projected cash flow from operations are currently in excess of foreseeable operating cash flow requirements. Cash flow from operating activities before changes in working capital items amounted to $579,000 for the three months ended September 30, 1997. Cash flow from operating activities after changes in working capital was $1,009,000. Affecting cash flow for the quarter was a decrease in accounts receivable from the collection of large balances outstanding at June 30, 1997 for air gun system sales delivered in the fourth quarter of fiscal 1997. Total liabilities decreased by $520,000 from June 30, 1997 to September 30, 1997, primarily from the payment of incentive compensation and commissions which had been accrued at June 30, 1997 and earlier payments to vendors which reduced the balance of accounts payable.

  The Company has a $1,500,000 unsecured credit facility. There were no borrowings outstanding under the agreement at September 30, 1997 and June 30, 1997. Borrowings under the agreement bear interest at the prime rate. The agreement, which expires in March 1998, contains certain restrictive covenants including limitation on indebtedness, asset sales and the maintenance of certain financial ratios.

  Net property and equipment additions totaled $5,000 for the three months ended September 30, 1997. The Company does not anticipate capital expenditures will exceed $100,000 for 1998. These expenditures will be funded from operating cash flow.

  The Company is the owner, through a joint venture, of a one-half interest in its administrative and engineering building. The joint venture agreement terminated in July 1997. Under the terms of the agreement, the Company has the option to purchase the one-half interest owned by its joint venture partner for $300,000. The Company is currently exploring various alternatives with its joint venture partner including the exercise of the option.

  Management continues to evaluate acquisition candidates. Any acquisition opportunity may involve the use of cash, debt or equity financing.


                                      (8)
                                      ---

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

RESULTS OF OPERATIONS
---------------------

          Total revenue increased 15% for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The revenue increase reflects the high demand for the Company's marine air guns and replacement parts which increased 25% for the quarter.

          In the fourth quarter of fiscal 1997, the Company significantly reduced its Wellseis(R) service operations. With staff reductions, the service work performed during the first quarter of fiscal 1997 consisted of providing service technicians to operate equipment owned by others. Service is not expected to provide any significant revenue for fiscal 1998. The Company continues to seek a buyer for a portion of the geophysical equipment that comprises its Wellseis service operations. Since the carrying value of these assets is less than fair market value, no impairment loss is required nor is any other provision necessary because of the reduction of the service division.

          Cost of sales as a percentage of sales decreased from 52% to 49% for the quarter. Sales price increases and a favorable product mix accounted for the increased operating margin.

          Cost of service decreased $123,000 due to the reduction in service operations discussed above. The major expense components for the quarter were salary, benefits and occupancy costs.

          Research and development costs increased $23,000 for the quarter. The increase was the result of continued efforts to develop new marine seismic energy sources.

          Interest income increased $25,000 due to the higher level of short-term investments for the quarter.

          Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". In the first quarter of fiscal 1998, the Company continued its quarterly assessment of the realization of its deferred tax assets based on its past earnings history and trends, current sales backlog, its dependence on a few customers for a significant portion of revenue and the cyclical nature of the seismic exploration industry and concluded that future taxable income would increase over amounts previously estimated. Therefore, it was more likely than not that additional reserved tax assets would be realized in the future. As a result, in the first quarter of fiscal 1998, the Company reduced the valuation allowance related to these tax assets by $300,000. See Note 3 for additional information regarding income taxes.

          In interim and annual periods ending after December 15, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Management does not believe that the adoption of this standard will have a material effect on the financial statements.

          In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", which will be effective July 1, 1998. FAS 131 requires disclosure of certain financial and descriptive information about operating segments. Based upon current circumstances, the adoption of FAS 131 will not have a material impact on current disclosures.


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

         (b) Report on Form 8-K.
             -------------------
              No reports on Form 8-K were filed by the Company during July,
              August or September            1997.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                /s/ Raymond M. Soto
                               -----------------------
                              President
                              (Principal Executive Officer and
                                Principal Financial Officer)


                                /s/ Alan Levy
                               -----------------------------
                              Vice President-Finance
                              Secretary  and Treasurer
                              (Principal Accounting Officer)






November 6, 1997






                                      (10)