Form 10-Q
period 1997-12-31
BOLT TECHNOLOGY CORP
filed 1998-01-30
CIK 354655

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  DECEMBER 31, 1997

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER:  0-10723

                          BOLT TECHNOLOGY CORPORATION
            (Exact name of Registrant as specified in its charter)

           CONNECTICUT
(State or other jurisdiction of                 06-0773922
incorporation or organization)                  (I.R.S. Employer
                                                Identification No.)

FOUR DUKE PLACE, NORWALK, CONNECTICUT           06854
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

                                       Yes [X]      No [ ]

At January 19, 1998 there were 5,214,478 shares of common stock, without par value, outstanding.

                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----
                                                                Page Number
                                                                ___________
Part I -  Financial Information:

          Consolidated statements of income - three and
          six months ended December 31, 1997 and 1996                 3

          Consolidated balance sheets -
          December 31, 1997 and June 30, 1997                         4

          Consolidated statements of cash flows -
          six months ended December 31, 1997 and 1996                 5

          Notes to consolidated financial statements                6-8

          Management's discussion and analysis of financial
          condition and results of operations                      9-11


Part II - Other Information:

          Item 4  - Submission of Matters to a Vote of
          Security Holders                                           11

          Item 6  - Exhibits and reports on Form 8-K              11-12

          Signatures                                                 12

                                      (2)

                         PART I - FINANCIAL INFORMATION
                          BOLT TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                     _____________________________________


                                       Three Months Ended          Six Months Ended
                                           December 31,               December 31,
                                      -----------------------     -------------------

                                         1997         1996           1997       1996
                                      ----------   ----------     ----------   --------

REVENUES:
  Sales....................           3,745,000       $2,220,000   $6,392,000   $4,378,000
  Service..................               5,000          133,000       15,000      293,000
                                      ---------       ----------   ----------   ----------
                                      3,750,000        2,353,000    6,407,000    4,671,000
                                      ---------        ----------   ----------  ----------

COSTS AND EXPENSES:
  Cost of sales............           2,106,000        1,125,000    3,410,000    2,251,000
  Cost of service..........              35,000          177,000       80,000      345,000
  Research and development.              51,000           40,000      106,000       72,000
  Selling, general and
   administrative..........             722,000          552,000    1,399,000    1,160,000
  Interest income, net.....             (48,000)         (13,000)     (82,000)     (22,000)
                                      ---------       ----------   ----------   ----------

                                      2,866,000        1,881,000    4,913,000    3,806,000
                                      ---------       ----------   ----------    ---------

Income before income taxes              884,000          472,000    1,494,000      865,000

Benefit for income taxes                100,000                -      358,000            -
                                      ---------       ----------   ----------   ----------


   Net income..............          $  984,000       $  472,000   $1,852,000     $865,000
                                     ==========       ==========   ==========     ========


Earnings per share:
  Basic....................               $0.19            $0.09   $     0.36        $0.17
  Diluted..................               $0.19            $0.09   $     0.36        $0.17

Shares Outstanding:
  Basic....................           5,077,920        4,972,066    5,076,853    4,971,748
  Diluted..................           5,219,603        5,180,678    5,213,150    5,165,392


See Notes to Consolidated Financial Statements.

                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                        December 31,          June 30,
                                            1997               1997
                                         (unaudited)
                                         -----------        ----------

Current Assets:
  Cash and cash equivalents......        $4,883,000         $2,628,000
  Accounts receivable, net.......         2,497,000          2,266,000
  Inventories....................         1,791,000          1,886,000
  Other..........................         1,148,000            712,000
                                         ----------         ----------

Total current assets.............        10,319,000          7,492,000
                                         __________         __________


Property and Equipment, net......           129,000            127,000
                                         __________         __________

Deferred Income Taxes............           722,000            680,000


Other Assets.....................            22,000             22,000
                                         __________         __________
                                        $11,192,000         $8,321,000
                                         ==========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable...............       $1,094,000        $    449,000
  Accrued liabilities............        1,231,000             861,000
                                        ----------         -----------
   Total current liabilities.....        2,325,000           1,310,000
                                        ----------         -----------

Stockholders' Equity:
 Common stock,without par value..        24,682,000         24,678,000
 Accumulated deficit.............       (15,815,000)       (17,667,000)
                                        -----------        -----------
    Total stockholders' equity...         8,867,000          7,011,000
                                        -----------        -----------
                                        $11,192,000         $8,321,000
                                        ===========        ===========


See Notes to Consolidated Financial Statements.

                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                     -------------------------------------

                                                       Six Months Ended
                                                         December 31,
                                                  --------------------------
                                                        1997        1996
                                                        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................           $1,852,000  $865,000
 Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation...........................               20,000    28,000
    Deferred income taxes..................             (450,000)  (50,000)
                                                      ----------    ------
                                                       1,422,000   843,000

  Change in Operating  Assets and Liabilities
    Accounts receivable....................             (231,000)  176,000
    Inventories............................               95,000  (312,000)
    Other assets...........................              (28,000)   (8,000)
    Accounts payable and accrued liabilities           1,015,000  (350,000)
                                                      ----------   -------
    Net cash provided by operating activities..        2,273,000   349,000
                                                      ----------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment........              (22,000)  (70,000)
                                                      ----------   -------
    Net cash used in investing activities..              (22,000)  (70,000)
                                                      ----------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options................                4,000     3,000
                                                      ----------     -----
    Net cash provided by financing activities              4,000     3,000
                                                      ----------     -----

Net increase in cash and cash equivalents..........   $2,255,000  $282,000
                                                      ==========  ========
Supplemental disclosure of cash flow information:
Interest paid......................................  $        -   $ 12,000
Income taxes paid..................................  $   128,000  $ 62,000


See Notes to Consolidated Financial Statements.

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

NOTE-1- BASIS OF PRESENTATION
-----------------------------

     The consolidated balance sheet as of December 31, 1997, the consolidated statements of income for the three-month and six-month periods ended December 31, 1997 and 1996 and the consolidated statements of cash flows for the six-month periods ended December 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the December 31, 1997 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     Effective for the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128," Earnings per Share". This standard specifies, among other things, the presentation of basic and diluted earnings per share data on the face of the income statement. As required by the statement, prior period earnings per share data has been restated to conform with the provisions of the statement. The effect of adoption of this standard did not have a material effect.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", which will be effective July 1, 1998. FAS 131 requires disclosure of certain financial and descriptive information about operating segments. Based upon current circumstances, the Company anticipates that upon adoption of FAS 131 and the acquisition of Custom Products Corporation (See Note 2), it will now report two operating segments: (l) geophysical equipment and (2) industrial products.


NOTE 2 - CUSTOM PRODUCTS CORPORATION ACQUISITION
------------------------------------------------

     On January 6, 1998 the Company completed the acquisition of Custom Products Corporation ("Custom") pursuant to the terms of an asset purchase agreement. Custom is a manufacturer of miniature precision mechanical and pneumatic slip clutches sold under the "Polyclutch" tradename.

     The purchase price of the Custom's assets acquired included (i) $4,971,000 in cash; (ii) 135,000 shares of common stock valued at $881,000 and (iii) contingent cash payments. Such payments could total $4,000,000 and are dependent on the annual increases in the net sales of Custom for the period January 1, 1998 to December 31, 2003.

                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------

NOTE 2 - CUSTOM PRODUCTS CORPORATION ACQUISITION  (CONT'D.)
-------------------------------------------------

     The transaction will be accounted for by the purchase method of accounting and, accordingly, the operations of Custom will be included in the consolidated results of operations from the date of closing.

     The principal tangible assets related to the operation of Custom include
(i) cash; (ii) accounts receivable; (iii) machinery and equipment and (iv) a lease for property located in North Haven, Connecticut. The liabilities assumed include (i) accounts payable; (ii) certain accrued liabilities and (iii) a note payable.

NOTE 3 - LONG-TERM DEBT
-----------------------

     In connection with the Custom Products acquisition in January 1998, the Company established a $3,500,000 unsecured credit facility. The purpose of the credit facility is to fund the Custom Products acquisition and to support working capital requirements. The loan matures in January 2003. Maximum borrowings under the agreement decrease by $500,000 on each anniversary of the agreement. Loans under the agreement bear interest at the prime rate.

     The credit facility contains certain covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $3,000,000 which increases by 50% of the Company's net income each year; (iii) a ratio of total liabilities to tangible net worth of no less than 1.25 to 1; (iv) a ratio of minimum debt service of no less than 2 to 1 and (v) no two consecutive quarterly losses.

     On January 5, 1998, the Company borrowed $800,000 under the above agreement in connection with the acquisition of Custom Products Corporation.

NOTE 4 - INCOME TAXES
---------------------

     At December 31, 1997, the Company had net operating loss carry-forwards of approximately $13,264,000 which expire in the years 2002 through 2007.
Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". During fiscal 1998, the Company continued its quarterly assessment of the realization of its deferred tax assets based on its past earnings history and trends, current sales backlog, its dependence on a few customers for a significant portion of revenue and the cyclical nature of the seismic exploration industry and concluded that future taxable income would increase over amounts previously estimated. Therefore, it was more likely than not that additional reserved tax assets would be realized in the future. As a result of this assessment in the first six months of fiscal 1998, the Company reduced the valuation allowance related to these tax assets by $450,000.

     The amount of the net deferred tax asset recorded could be reduced if estimates of future taxable income during the carry-forward period are reduced.

     At December 31, 1997 and June 30, 1997, current deferred tax assets of $1,060,000 and $610,000, respectively, were included in the consolidated balance sheets under the caption "Other current assets".

                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------

NOTE 4 - INCOME TAXES (CONT'D.)
---------------------

     Components of income tax (benefit) expense for the six months ended December 31, 1997 and 1996 follow:

                                                                  December 31,   December 31,
                                                                      1997           1996
                                                                  -------------  -------------
 Current:
  State.........................................................    $   92,000     $   50,000
                                                                    ----------   ------------
 Deferred:
  Federal.......................................................      (450,000)       (50,000)
                                                                    ----------   ------------

 Income tax benefit.............................................    $ (358,000)    $        -
                                                                    ==========   ============

NOTE 5 - INVENTORIES
--------------------

         Inventories, net of reserves, are comprised of the following:

                                                                    December 31,       June 30,
                                                                       1997              1997
                                                                   ----------        -----------

  Raw materials and sub-assemblies..............................    $1,553,000       $1,665,000
  Work-in process...............................................       238,000          221,000
                                                                    ----------     ------------

                                                                    $1,791,000       $1,886,000
                                                                    ==========     ============



NOTE 6 - PROPERTY AND EQUIPMENT
--------------------------------

     Property and equipment are comprised of the following:

                                                                       December 31,     June 30,
                                                                           1997           1997
                                                                       -------------  ------------

Building and leasehold improvements..................................  $   534,000   $   534,000
Geophysical equipment................................................    2,490,000     2,566,000
Machinery and equipment..............................................    4,135,000     4,113,000
Equipment held for rental............................................      822,000       822,000
                                                                       -----------   -----------
                                                                         7,981,000     8,035,000
        Less accumulated depreciation................................   (7,852,000)   (7,908,000)
                                                                       -----------   -----------
                                                                          $129,000   $   127,000
                                                                       ===========   ===========

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Current cash and cash equivalents balances, existing borrowing capacity and projected cash flow from operations are currently in excess of foreseeable operating cash flow requirements. Cash flow from operating activities before changes in working capital items amounted to $1,422,000 for the six months ended December 31, 1997. Cash flow from operating activities after changes in working capital was $2,273,000. The significant working capital changes over the six-month period was a $645,000 increase in accounts payable because of purchases incurred in the second quarter of fiscal 1998 for a large air gun system sale which was delivered in December 1997 and a $370,000 increase in accrued liabilities because of an advance payment received.

     In connection with the Custom Products acquisition in January 1998 (See
Note 2), the Company established a $3,500,000 unsecured credit factility. The purpose of the credit facility is to fund the Custom Products acquisition and to support working capital requirements. The loan matures in January 2003. Maximum borrowings under the agreement decrease by $500,000 on each anniversary of the agreement. Loans under the agreement bear interest at the prime rate.

     The credit facility contains certain covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $3,000,000 which increases by 50% of the Company's net income each year; (iii) a ratio of total liabilities to tangible net worth of no less than 1.25 to 1; (iv) a ratio of maximum debt service of no less than 2 to 1 and (v) no two consecutive quarterly losses. On January 5, 1998, the Company borrowed $800,000 under the above agreement in connection with the acquisition of Custom Products Corporation.

     Net property and equipment additions totaled $22,000 for the six months ended December 31, 1997. The Company does not anticipate capital expenditures will exceed $125,000 for fiscal 1998. These expenditures will be funded from operating cash flow.

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

                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)
-------------------------------

     Under the terms of the asset purchase agreement for the acquisition of Custom Products Corporation, the Company is required to make additional payments to the former owners of Custom Products in the amount of $800,000 each year through January 2003 if net sales of Custom Products increase to certain specified levels. The Company expects to be able to make these payments, if required, from operating cash flow.

RESULTS OF OPERATIONS
---------------------

     Total revenue increased 59% for the second quarter and 37% for the first six months of fiscal 1998. The second quarter and six month period reflect significant growth in marine equipment sales which increased 70% and 48%, respectively. The Company's customers have continued to expand their fleets of seismic vessels to meet the increased demand for seismic data for oilfield exploration, development and reservoir production monitoring.

     The Company has significantly reduced its Wellseis(R) service operations. The Company expects to record little, if any, service revenue for the remainder of the fiscal year. Since the fair value of the Company's geophysical equipment is higher than the carrying value, no impairment loss is required nor is any other provision necessary because of the reduced service operations.

     Cost of sales as a percentage of sales increased from 51% to 56% for the second quarter and from 51% to 53% for the six month period. The factors that increased the cost of sales percentage for both periods was the favorable effect of $70,000 of royalty income recorded in last year's second quarter which had no cost and the higher cost associated with a large air gun system shipped in this year's second quarter. This system required significant purchased items which had lower margins.

     Cost of service decreased $142,000 for the quarter and $265,000 for the six month period due to the reduction in service operations discussed above. The major expense components were salary, benefits and occupancy costs.

     Research and development costs increased $11,000 for the quarter and $34,000 for the six month period. The increase costs were the result of continued efforts to develop new marine seismic energy sources.

     Selling, general and administrative costs increased $170,000 for the quarter and $239,000 for the first six months. The higher level of cost in the second quarter was caused by $101,000 increase in incentive compensation and a $39,000 increase in travel costs assocated with foreign sales. The increase in costs for the six month period was due to a $165,000 increase in incentive compensation and $52,000 in foreign travel expenses.

     Interest income, net increased $35,000 for the second quarter and $60,000 for the six month period due to the higher level of short-term investments in fiscal 1998.

                                      (10)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


RESULTS OF OPERATIONS (CONT'D.)
---------------------

     Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not".
During fiscal 1998, the Company continued its quarterly assessment of the realization of its deferred tax assets based on its past earnings history and trends, current sales backlog, its dependence on a few customers for a significant portion of revenue and the cyclical nature of the seismic exploration industry and concluded that future taxable income would increase over amounts previously estimated. Therefore, it was more likely than not that additional reserved tax assets would be realized in the future. As a result, in the first six months of fiscal 1998, the Company reduced the valuation allowance related to these tax assets by $450,000. See Note 4 for additional information regarding income taxes.

     Effective for the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard specifies, among other things, the presentation of basic and diluted earnings per share data on the face of the income statement. As required by the statement, prior period earnings per share data has been restated to conform with the provisions of the statement. The effect of adoption of this standard did not have a material effect.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", which will be effective July 1, 1998. FAS 131 requires disclosure of certain financial and descriptive information about operating segments. Based upon current circumstances, the Company anticipates that upon adoption of FAS 131 and the acquisition of Custom Products Corporation (See Note 2), it will now report two operating segments: (1) geophysical equipment and (2) industrial products.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The 1997 Annual Meeting of Stockholders of the Company was held on November 25, 1997 for the following purposes: (i) the election of two directors, each for a three year term expiring in 2000 and (ii) the approval of the Amended and Restated 1993 Stock Option Plan.

     The vote tabulation in the election of directors was as follows: Stephen Chelminski received 3,933,935 affirmative votes with 7,970 votes withheld; Raymond M. Soto received 3,933,935 affirmative votes with 7,970 withheld.

     The vote tabulation regarding the proposed amendments to the 1993 Stock Option Plan was 2,038,601 affirmative votes with 300,959 votes against.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
     (a)  Exhibits.
          --------
           (11)  Statement re computation of earnings per share.
           (27) Financial data schedule, which is submitted electronically to the Securities and Exchange
           Commission for information only and not filed.

                                      (11)

                    ---------------------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (CONT'D.)
-----------------------------------------
     (b)  Reports on Form 8-K.
          -------------------

          The Company filed a Current Report on Form 8-K dated January 14, 1998 with the Securities and Exchange Commission with respect to the acquisition of Custom Products Corporation. Items reported were Item
          2. - "Acquisition or Disposition of Assets" and Item 7. -"Financial Statements and Exhibits".

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    /s/ Raymond M. Soto
                                    ---------------------------
                                    Chairman and President
                                    (Principal Executive Officer and
                                    Principal Financial Officer)



                                    /s/ Alan Levy
                                    ----------------------------------
                                    Vice President-Finance
                                    Secretary and Treasurer
                                    (Principal Accounting Officer)


January 29, 1998

                                      (12)