Form 10-Q
period 1998-03-31
BOLT TECHNOLOGY CORP
filed 1998-04-28
CIK 354655

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1998

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

                                                      Yes [ X ]      No [  ]


At April 20, 1998 there were 5,226,478 shares of common stock, without par value, outstanding.



                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------


                                     INDEX
                                     -----
                                                                    PAGE NUMBER
                                                                   -------------

PART I - FINANCIAL INFORMATION:

Item 1.   Financial Statements.


  Consolidated statements of income - three and
    nine months ended March 31, 1998 and 1997..........................     3

  Consolidated balance sheets -
    March  31, 1998 and June 30, 1997..................................     4

  Consolidated statements of cash flows -
    nine months ended March  31, 1998 and 1997.........................     5

  Notes to consolidated financial statements...........................  6-10

Item 2.  Management's discussion and analysis of financial
    condition and results of operations................................ 11-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....    14


PART II - OTHER INFORMATION:

Item 2.  Changes in Securities.........................................    14

Item 6.  Exhibits and reports on Form 8-K.............................. 14-15

Signatures.............................................................    15






                                      (2)

                        PART I - FINANCIAL INFORMATION
                          BOLT TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                     _____________________________________


                                                                  Three Months Ended                      Nine Months Ended
                                                                        March 31,                               March 31,
                                                                  ------------------                      -----------------

                                                            1998               1997                      1998               1997
                                                            ----               ----                      ----               ----
Revenues:
      Sales.......................................      $5,117,000          $2,795,000              $11,509,000         $7,173,000
      Service.....................................        -                     91,000                   15,000            384,000
                                                        ----------          ----------              -----------         ----------
                                                         5,117,000           2,886,000               11,524,000          7,557,000
                                                        ----------          ----------              -----------         ----------

Costs and Expenses:
      Cost of sales................................      2,973,000           1,530,000                6,383,000          3,781,000
      Cost of service..............................         -                  129,000                   80,000            474,000
      Research and development.....................         54,000              67,000                  160,000            139,000
      Selling, general and administrative..........        817,000             608,000                2,216,000          1,768,000
      Amortization of intangibles..................         57,000              -                        57,000             -
      Interest income, net ........................         (7,000)            (18,000)                 (89,000)           (40,000)
                                                        ----------          ----------              -----------         ----------
                                                         3,894,000           2,316,000                8,807,000          6,122,000
                                                        ----------          ----------              -----------         ----------

 Income before income taxes ......................       1,223,000             570,000                2,717,000          1,435,000

Benefit for income taxes..........................          -                 -                         358,000            -
                                                        ----------          ----------              -----------         ----------
      Net income..................................      $1,223,000          $  570,000               $3,075,000         $1,435,000
                                                        ==========          ==========              ===========         ==========

Earnings per share:
      Basic.......................................        $0.23                $0.11                   $0.60               $0.29
      Diluted.....................................        $0.23                $0.11                   $0.59               $0.28

Shares Outstanding:
      Basic.......................................       5,204,093           4,976,854                5,119,266          4,973,450
      Diluted.....................................       5,335,892           5,185,285                5,254,064          5,172,023



See Notes  to Consolidated Financial Statements.





                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                                          March 31,              June 30,
                                                                            1998                    1997
                                                                         (unaudited)
                                                                        -------------           ---------
Current Assets:
      Cash and cash equivalents......................................     $    623,000             $2,628,000
      Accounts receivable, net.......................................        3,561,000              2,266,000
      Inventories ...................................................        2,142,000              1,886,000
      Deferred income taxes..........................................        1,060,000                610,000
      Other..........................................................          105,000                102,000
                                                                            __________             __________
            Total current assets.....................................        7,491,000              7,492,000
                                                                            __________             __________
Goodwill, net........................................................        4,394,000                    ---
Property and Equipment, net..........................................          214,000                127,000
Deferred Income Taxes................................................        1,830,000                680,000
Other Assets.........................................................           61,000                 22,000
                                                                            __________             __________
                                                                           $13,990,000             $8,321,000
                                                                            ==========             ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable...............................................      $ 1,680,000             $  449,000
      Accrued liabilities............................................        1,339,000                861,000
                                                                            __________             __________
            Total current liabilities ...............................        3,019,000              1,310,000
                                                                            __________             __________
Stockholders' Equity:
     Common  stock...................................................       25,563,000             24,678,000
     Accumulated deficit.............................................      (14,592,000)           (17,667,000)
                                                                            __________             __________
            Total stockholders' equity...............................       10,971,000              7,011,000
                                                                            __________             __________
                                                                           $13,990,000             $8,321,000
                                                                            ==========             ==========

See Notes to Consolidated Financial Statements.





                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                  __________________________________________



                                                                                     Nine Months Ended
                                                                                        March 31,
                                                                                      --------------

                                                                                1998               1997
                                                                                ----               ----
Cash Flows From Operating Activities:
           Net income....................................................   $ 3,075,000        $1,435,000
           Adjustments to reconcile net income to
                cash provided by operating activities:
                    Depreciation and amortization........................        91,000            43,000
                    Deferred income taxes................................      (538,000)         (100,000)
                                                                              __________        __________
                                                                              2,628,000         1,378,000
            Change in Operating  Assets and Liabilities
                    Accounts receivable..................................    (1,074,000)          704,000
                    Inventories..........................................       283,000          (304,000)
                    Other assets.........................................       (64,000)          (79,000)
                    Accounts payable and accrued liabilities.............     1,492,000          (310,000)
                                                                              __________        __________
                    Net cash provided by operating activities............     3,265,000         1,389,000
                                                                              __________        __________

Cash Flows From Investing Activities:
           Acquisition of the net assets of Custom Products..............    (4,974,000)             -
           Purchase of property and equipment............................       (24,000)          (85,000)
                                                                              __________        __________
                    Net cash used in investing activities................    (4,998,000)          (85,000)
                                                                              __________        __________
Cash Flows From Financing Activities:
            Exercise of stock options....................................         4,000             4,000
            Borrowings from bank.........................................       800,000               -
            Payments of long-term debt...................................    (1,076,000)              -
                                                                              __________        __________
                    Net cash (used in) provided by financing activites...      (272,000)            4,000
                                                                              __________        __________
Net (decrease) increase in cash and cash equivalents.....................   $(2,005,000)       $1,308,000
                                                                              =========         =========

Supplemental disclosure of cash flow information:
Interest paid . .........................................................  $      6,000       $    12,000
Income taxes paid........................................................  $    207,000       $   130,000
Common stock issued in connection with business acquisition..............  $    881,000               -


See Notes to Consolidated Financial Statements.




                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The consolidated balance sheet as of March 31, 1998, the consolidated statements of income for the three-month and nine-month periods ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the nine-month periods ended March 31, 1998 and 1997 are unaudited. In the opinion of manage-ment, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the March 31,1998 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", which will be effective July 1, 1998. FAS 131 requires disclosure of certain financial and descriptive information about operating segments. Based upon current circumstances, the Company anticipates that upon adoption of FAS 131 and the acquisition of Custom Products Corporation (See Note 2), it will report two operating segments: (l) geophysical equipment and (2) industrial products.


NOTE 2 - CUSTOM PRODUCTS CORPORATION ACQUISITION
------------------------------------------------

     On January 6, 1998 the Company completed the acquisition of Custom Products Corporation ("Custom") pursuant to the terms of an asset purchase agreement. Custom is a manufacturer of precision mechanical and pneumatic slip clutches sold under the "Polyclutch" tradename.

     The purchase price of the Custom's assets acquired included (i) $4,971,000 in cash; (ii) 135,000 shares of common stock valued at $881,000; (iii) estimated acquisition costs of $208,000; and (iv) contingent cash payments. Such contingent cash payments could total $4,000,000 and are dependent on the annual increases in the net sales of Custom for the period January 1, 1998 to December 31, 2003. The results of operations of Custom have been included in the consolidated statement of income from the acquisition date.





                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------

NOTE 2 - CUSTOM PRODUCTS CORPORATION ACQUISITION  (CONT'D.)
-------------------------------------------------

     The transaction was accounted for by the purchase method of accounting. Accordingly, acquired assets and assumed liabilities were recorded at their estimated fair value, which resulted in goodwill of $4,450,000 that will be amortized on a straight line basis over 20 years. A summary of the purchase price allocation is as follows:


                Cash                      $  206,000
                Accounts receivable          221,000
                Inventories                  538,000
                Property and equipment        97,000
                Goodwill                   4,450,000
                Deferred income taxes      1,000,000
                Other assets                  40,000
                Accounts payable             (51,000)
                Accrued liabilities         (165,000)
                Long-term debt              (276,000)
                                           ---------
                       Purchase price     $6,060,000
                                           =========


     The allocation of the purchase price above is, in certain cases, based upon preliminary information and is, therefore, subject to revision when additional information concerning asset and liability valuations is obtained. In the opinion of management, the asset and liability valuation will not be materially different than above.

     The following table presents the unaudited pro forma results of operations for the nine months ended March 31, 1998 and 1997. The pro forma results are not necessarily indicative of the results that might have occurred had the acquisition of Custom actually taken place on July 1, 1996, or of future results of operations.



                                        Nine Months     Nine Months
                                           Ended           Ended
                                       March 31, 1998  March 31, 1997
                                       --------------  --------------

                Revenues                  $13,161,000      $9,803,000
                Net income                  3,536,000       2,022,000
                Earnings per share:
                    Basic                 $      0.68      $     0.40
                    Diluted               $      0.66      $     0.38





                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------

NOTE 3 - LONG-TERM DEBT
-----------------------

     In connection with the Custom Products acquisition in January 1998, the Company established a $3,500,000 unsecured credit facility. The purpose of the credit facility is to fund the acquisition and to support working capital requirements. The loan matures in January 2003. Maximum borrowings under the agreement decrease by $500,000 on each anniversary of the agreement. Loans under the agreement bear interest at the prime rate.

     The credit facility contains certain covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $3,000,000 which increases by 50% of the Company's net income each year; (iii) a ratio of total liabilities to tangible net worth of no more than 1.25 to 1; (iv) a ratio of minimum debt service of no less than 2 to 1 and (v) no two consecutive quarterly losses.

     The Company borrowed $800,000 under the above agreement in connection with the acquisition of Custom Products Corporation. This amount has been repaid.

NOTE 4 - INCOME TAXES
---------------------

     At March 31, 1998, the Company had net operating loss carry-forwards of approximately $12,000,000 which expire in the years 2002 through 2007.
Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". During fiscal 1998, the Company continued its quarterly assessment of the realization of its deferred tax assets based on its past earnings history and future trends, current sales backlog, its dependence on a few customers for a significant portion of revenue, the cyclical nature of the seismic exploration industry and the effect of the acquisition of Custom on the future level of taxable income. Management concluded that future taxable income would be higher than amounts previously estimated. Therefore, it was more likely than not that additional reserved tax assets would be realized in the future. As a result of this continuing assessment, the Company reduced the valuation allowance related to the deferred tax assets by $1,538,000 for the nine months ended March 31, 1998. As required by FAS 109, $1,000,000 of the reduction in the valuation allowance was reflected in the allocation of the purchase price of Custom and $538,000 was reflected as an income tax benefit in the consolidated statement of income for the nine months ended March 31, 1998.

     The amount of the net deferred tax asset recorded could be reduced if estimates of future taxable income during the carry-forward period are reduced.





                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------

NOTE 4 - INCOME TAXES (CONT'D.)
---------------------

     Components of income tax (benefit) expense for the nine months ended March 31, 1998 and 1997 follow:

                      March 31,   March 31,
                         1998        1997
                      ----------  ----------
Current:
 State..............  $ 180,000   $ 100,000
                      ---------   ---------
Deferred:
 Federal............   (538,000)   (100,000)
                      ---------   ---------

Income tax benefit..  $(358,000)  $       -
                      =========   =========


NOTE 5 - INVENTORIES
--------------------

Inventories, net of reserves, are comprised of the following:


                                    March 31,    June 30,
                                       1998        1997
                                    ----------  ----------

Raw materials and sub-assemblies..  $2,000,000  $1,665,000
Work-in process...................     142,000     221,000
                                    ----------  ----------
                                    $2,142,000  $1,886,000
                                    ==========  ==========



NOTE 6 - PROPERTY AND EQUIPMENT
--------------------------------

Property and equipment are comprised of the following:


                                        March 31,      June 30,
                                           1998          1997
                                       ------------  ------------

Building and leasehold improvements..  $   534,000   $   534,000
Geophysical equipment................    1,523,000     2,566,000
Machinery and equipment..............    4,232,000     4,113,000
Equipment held for rental............      822,000       822,000
                                         ----------    ----------
                                         7,111,000     8,035,000
Less accumulated depreciation........   (6,897,000)   (7,908,000)
                                         ----------    ----------

                                      $    214,000   $   127,000
                                         ==========    ==========




                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)
                                  -----------

NOTE 7 - EARNINGS PER SHARE
---------------------------

     The Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share", during the second quarter of fiscal 1998. In accordance with the new pronouncement, basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the proceeds were used to reacquire the Company's common stock at the average price of the common stock for the period. Prior period earnings per share amounts have been restated in accordance with the requirements of the pronouncement.

     The following table summarizes the calculation of net earnings and the weighted average common and common equivalent shares outstanding for the purposes of the computation of earnings per share.

                                                For the Three Months Ended     For the Nine Months Ended
                                                        March 31,                      March 31,
                                                --------------------------     -------------------------
                                                         1998         1997             1998         1997
                                                   ----------   ----------       ----------   ----------

Net earnings available to common
    stockholders                                   $1,223,000   $  570,000       $3,075,000   $1,435,000
Weighted average number of common
    shares outstanding                              5,204,093    4,976,854        5,119,266    4,973,450
Common stock equivalents - stock options              131,799      208,431          134,798      198,573
                                                   ----------   ----------       ----------   ----------
Weighted average number of common shares
    and common share equivalents outstanding        5,335,892    5,185,285        5,254,064    5,172,023
                                                   ==========   ==========       ==========   ==========
Basic earnings per share                           $     0.23   $     0.11       $     0.60   $     0.29
Diluted earnings per share                         $     0.23   $     0.11       $     0.59   $     0.28




                                      (10)

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Current cash and cash equivalents balances, existing borrowing capacity and projected cash flow from operations are currently in excess of foreseeable operating cash flow requirements. Cash flow from operating activities before changes in working capital items amounted to $2,628,000 for the nine months ended March 31, 1998. Cash flow from operating activities after changes in working capital was $3,265,000. The significant changes in working capital items over the nine month period were increases in accounts receivable, accounts payable and accrued liabilities. These higher balances were a result of the acquisition of Custom Products Corporation and the increased level of marine seismic equipment sales for fiscal 1998.

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

     The credit facility contains certain covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $3,000,000 which increases by 50% of the Company's net income each year; (iii) a ratio of total liabilities to tangible net worth of no more than 1.25 to 1; (iv) a ratio of maximum debt service of no less than 2 to 1 and (v) no two consecutive quarterly losses. The Company borrowed $800,000 under the agreement in connection with the acquisition of Custom Products. The amount has been repaid.

     Net property and equipment additions totaled $24,000 for the nine months ended March 31, 1998. The Company does not anticipate capital expenditures to exceed $100,000 for fiscal 1998. These expenditures will be funded from operating cash flow.

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


                                      (11)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)
-------------------------------

     Under the terms of the asset purchase agreement for the acquisition of Custom Products, the Company will be required to make additional payments to the former owners of Custom Products in the amount of $800,000 each year through January 2003 if net sales of Custom Products increase to specified levels. The Company expects to be able to make these payments, if required, from operating cash flow.

YEAR 2000
---------

     Historically, most computer systems utilized software that processes transactions using two digits to represent the year of the transaction (i.e., 97 represents the year 1997). Software has to be modified to properly process dates beyond December 1999. The Company is currently working with the supplier of its accounting and manufacturing software to bring its systems into compliance. The Company estimates that its software will be year 2000 compliant by mid-1999. The Company does not expect that the cost to modify its information system to be year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruptions in its operations as a result of any failure by the Company to be in compliance.

RESULTS OF OPERATIONS
---------------------

     The results of operations for the three month period and nine month period reflect the acquisition of Custom Products from January 6, 1998 pursuant to an asset purchase agreement dated November 14, 1997.

     The Company's third quarter revenue increased 77% to $5,117,000 compared to the prior year's third quarter. Net income for the quarter increased 115% to $1,223,000. The acquisition of Custom Products accounted for 36% of the revenue increase and 28% of the increase in net income for the quarter. The remainder of the increase in revenue and net income was generated by the increase in sales of marine seismic air gun systems and replacement parts. The Company's customers have continued to expand their worldwide fleet of seismic vessels to meet the increased demand for seismic data needed for oilfield exploration, development and reservoir production monitoring.

     Total revenue and net income increased 52% and 114%,respectively, for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997. The acquisition of Custom Products accounted for 20% of the nine month revenue increase and 11% of the nine month increase in net income. The same factors that contributed to the third quarter increase in marine seismic air gun systems and replacement parts also contributed to the increase for the nine month period.

     The Company closed its Wellseis(R) service operations at the end of the second quarter of fiscal 1998. The Company has not recorded service revenue since then. Because the fair value of the Company's geophysical assets is higher than the carrying value, no impairment loss is required nor is any other provision necessary because of the closing of the Company's service operation.

       Cost of sales as a percentage of sales increased from 55% to 58% for the third quarter and from 53% to 55% for the first nine months of fiscal 1998. The major factor contributing to the increase in the cost of



                                      (12)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

RESULTS OF OPERATIONS (CONT'D.)
---------------------

sales percentage for each period was the higher proportion of purchased items required for marine seismic air gun systems shipped. These purchased items historically have lower margins than the Company's proprietary air guns and replacement parts.

     Research and development costs decreased $13,000 for the quarter but increased $21,000 for the first nine months of fiscal 1998. The Company is continuing its efforts to develop new marine seismic energy sources.

     Selling, general and administrative costs increased $209,000 for the quarter and $448,000 for the nine month period. The inclusion of Custom Products for the third quarter increased selling, general and administrative expenses by $157,000. Higher incentive compensation expense caused the remainder of the cost increase. For the nine month period, the increase in selling, general and administrative expenses was caused by the acquisition of Custom Products, an increase in incentive compensation costs of $242,000 because of the higher level of profits and higher travel costs of $29,000 associated with the Company's foreign sales efforts.

     Amortization of the intangible assets associated with the acquisition of Custom Products in the third quarter of fiscal 1998 amounted to $57,000. The Company is amortizing the goodwill from the acquisition over a period of 20 years.

     Interest income, net decreased $11,000 for the quarter as the Company used its cash balances for the acquisition of Custom Products. The nine month increase of $49,000 in net interest income reflects the higher level of short-term investments during the first six months of fiscal 1998.

     At March 31, 1998, the Company had net operating loss carry-forwards of approximately $12,000,000 which expire in the years 2002 through 2007.
Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". During fiscal 1998, the Company continued its quarterly assessment of the realization of its deferred tax assets based on its past earnings history and future trends, current sales backlog, its dependence on a few customers for a significant portion of revenue, the cyclical nature of the seismic exploration industry and the effect of the acquisition of Custom Products on the future level of taxable income. Management concluded that future taxable income would be higher than amounts previously estimated. Therefore, it was more likely than not that additional reserved tax assets would be realized in the future. As a result of this continuing assessment, the Company reduced the valuation allowance related to the deferred tax assets by $1,538,000 for the nine months ended March 31, 1998. As required by FAS 109, $1,000,000 of the reduction in the valuation allowance was reflected in the allocation of the purchase price of Custom Products and $538,000 was reflected as an income tax benefit in the consolidated statement of income for the nine months ended March 31, 1998.

     For the period ending December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard specifies, among other things, the presentation of basic and diluted earnings per share data on the face of the income statement. As required by the statement, prior period earnings per share data has been restated to conform with the provisions of the statement. The effect of adoption of this standard did not have a material effect.

                                      (13)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


RESULTS OF OPERATIONS (CONT'D.)
-------------------------------

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The Company is not yet required to provide the disclosures required by Regulations S-K Item 305 pursuant to General Instruction 1.


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 2 - CHANGES IN SECURITIES
------------------------------

     During the quarter ended March 31, 1998, the Company made no sales of its equity securities that were not registered under the Securities Act of 1933, as amended, except that on January 6, 1998, the Company issued in a privately-negotiated transaction 135,000 shares of its common stock in connection with the acquisition of Custom Products Corporation pursuant to terms of the asset purchase agreement. The issuance of the common stock was effected in a transaction exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits.
          --------
          (27)  Financial data schedule (included in EDGAR copy only).

     (b)  Reports on Form 8-K.
          --------------------

          The Company filed a Current Report on Form 8-K dated January 6, 1998 with the Securities and Exchange Commission on January 14, 1998 with respect to the acquisition of Custom Products Corporation. The Form 8-K was amended by amendment 8-K/A dated March 15, 1998. Items reported were Item 2. - "Acquisition or Disposition of Assets" and Item 7. - "Financial Statements and Exhibits".

          The financial statements filed were as follows:
          (a) Financial Statements of business acquired: Financial Statements of Custom Products Corporation as of and for the years ended December 31, 1997 and 1996:
               Independent Auditor's Report
               Balance Sheets of Custom Products Corporation as of December 31, 1997 and 1996
               Statements of Operations of Custom Products Corporation for the years ended December 31, 1997 and 1996
               Statements of Cash Flows of Custom Products Corporation for the years ended December 31, 1997 and 1996

               Notes to the Financial Statements


                                      (14)

                    ---------------------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (CONT'D.)
---------------------------------------------------
           (b)  Pro Forma Financial Information:
           Introduction
           Pro forma Consolidated Balance Sheets of Bolt Technology Corporation and Subsidiaries as of December 31, 1997 (unaudited)
           Pro forma Consolidated Statements of Income of Bolt Technology Corporation and Subsidiaries for the year ended June 30, 1997 (unaudited)
           Pro forma Consolidated Statements of Income of Bolt and Subsidiaries for the six months ended December 31, 1997 (unaudited)



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


April 28, 1998




                                     (15)