Form 10-K405
period 1998-06-30
BOLT TECHNOLOGY CORP
filed 1998-09-23
CIK 354655

                      SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K
                             Washington, DC 20549

                             --------------------


             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the Fiscal Year Ended June 30, 1998
                                       or
           [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]
                  For the transition period from _____ to _____

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

                  Title of Class                       Name of Each Exchange
                  --------------                        on Which Registered
                                                        -------------------
          Common Stock, without par value              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Common Stock, without par value, held by non-affiliates on August 20, 1998: $33,112,404

As of August 20, 1998, there were 5,232,478 shares of Common Stock, without par value, outstanding.

                      Documents Incorporated By Reference
Definitive Proxy Statement for 1998 Annual Meeting, which will be filed no later than 120 days after June 30, 1998, is incorporated by reference in Part III to the extent stated in this report.

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

                                     PART I

ITEM 1. Business

Bolt Technology Corporation operates in two business segments; geophysical equipment and industrial clutches. Geophysical equipment comprises the development, manufacture, lease and sale of the Company's marine seismic energy sources. The industrial clutch segment includes the manufacture and sale of precision mechanical and pneumatic clutches by the Company's subsidiary, Custom Products Corporation ("Custom Products"), which was acquired on January 6, 1998. See Note 2 to the consolidated financial statements for information related to this acquisition. Also see Note 10 for information by industry segment.

Products

Geophysical Equipment

     An energy source, such as the Company's air gun, used in seismic exploration creates elastic waves at frequencies that readily travel to great depths in the earth. As elastic waves travel through the earth, portions are reflected by variations in the underlying rock layers and the reflected energy is received as signals by devices known as hydrophones. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data forms the basis of decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process.

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

A seismic exploration vessel may tow as many as 60 air guns along with multiple hydrophone streamers of up to 12,000 meters in length. The air guns are fired simultaneously every 75-150 feet along the survey line.

The Company's latest generation of marine air guns extends the period between routine air gun maintenance cycles. These new "long-life" guns also provide improved high peak sound pressure levels and improved frequency spectrum as compared with older models. These improved characteristics are advantageous to geoscientists in designing 3-D surveys. A retro-fit kit, which incorporates the improvements of the new long-life guns, allows users to easily upgrade existing air gun models to the new long-life standard.

The Company sells a modified version of the marine air gun, in which the portholes are closed at all times except when the gun is firing, for use in mud-holes, sand, or other penetrable materials. Unlike the Company's marine air guns which are used primarily in the exploration for new accumulations of oil and gas, the Company's down-hole air guns are used for seismic surveys at established oil and gas wells ("well-shooting") both on and offshore.

The Company sells various models of air guns that range in price from $3,000 to $76,000. A majority of the air guns sold by the Company are priced in the $10,000 range. A significant source of the Company's revenue is from the sale of replacement parts.

Industrial Clutches

Slip clutches manufactured by the Company are used to control torque for intermittent, continuous or overload slip. The clutch will slip when the torque setting is reached and resume driving as the load is reduced. Other types of clutches manufactured by the Company include one-way clutches, jaw clutches and friction hinges.

The slip clutch is basically two components, a cartridge and a housing. The cartridge contains inner and outer plates, friction pads, coil springs and a torque adjusting collar or a nut, all mounted in a central hub. The pins in the housing engage the outer clutch plates, carrying the controlled torque to a second shaft, gear or pulley mounted to the housing.

The Company manufactures many variations of its standard clutch design depending on the specific application required by the customer. The Company's clutches are used in a wide variety of applications such as business machines, computer peripherals and medical equipment.

The sales price of a clutch ranges from $5 for a standard design to $300 depending on size and complexity. The quantity ordered also effects the ultimate sales price.

ITEM 1.  Business (cont'd.)

Foreign Sales

During fiscal 1998, 1997 and 1996, approximately 60%, 55% and 46%, respectively, of the Company's revenue was derived from sales to customers outside the United States. See Note 10 of Notes to the Consolidated Financial Statements for the geographic distribution of sales. In addition, sales are made to domestic customers who frequently use the Company's equipment internationally.

Backlog

Geophysical Equipment

Because of the short period between order and shipment dates for the principal portion of geophysical equipment sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales.

Industrial Clutches

As of June 30, 1998, the Company had an order backlog of $1,022,000. It is estimated that substantially all of the backlog as of June 30, 1998 will be shipped during the fiscal year ended June 30, 1999.

Competition

Geophysical Equipment

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

Industrial Clutches

It is not possible to determine with accuracy the relative competitive position of the Company in the market for industrial clutches. The industry in which the Company operates is characterized by active and substantial competition. No single company dominates the market for the types of clutches manufactured by the Company. The Company's competitors include both larger and smaller manufacturers and divisions of larger diversified companies with substantial financial resources. Principal competitive factors in the market for the Company's products are quality, service, reliability and price. The Company's clutches compete with other torque control devices to solve design problems such as electric clutches and wrap spring clutches. Electric clutches are significantly more expensive than the pneumatic and mechanical clutches manufactured by the Company. Wrap spring clutches are comparable in price to the clutches manufactured by the company but do not offer smooth and consistent operation.

ITEM 1. Business (cont'd.)

Marketing

Geophysical Equipment

The Company's principal customers for its seismic energy sources are seismic contractors which operate seismic vessels to collect seismic data in accordance with their customers specifications or for their own seismic data libraries and foreign national oil and gas companies.

Marketing of the Company's geophysical equipment is principally performed by salaried sales personnel, all of whom are based in the United States. The Company also uses sales agents for individual sales in certain foreign countries. In general, the Company markets its products and services through its sales force, together with its technical services and engineering staffs, primarily to representatives of major geophysical contractors. The principal marketing techniques used by the Company are direct sales visits to current and potential customers, product demonstrations, and participation at industry trade shows and meetings.

In general, products are sold on standard 30-day credit terms. In certain instances, the Company requires its customers to furnish letters of credit, payable upon shipment.

Industrial Clutches

The Company's clutches are primarily sold to original equipment manufacturers ("OEMs"). OEMs use the clutches manufactured by the Company to seek engineering solutions to torque related problems which will provide lower installed cost and high reliability, thereby lowering production and service costs. The Company's engineering staff and its independent sales representatives continually work in close collaboration with OEMs to determine the appropriate clutch for the specific application. Sales are made on standard 30-day credit terms. The Company sells its clutches in the United States, Canada and Europe.

Research and Development

The Company's ability to compete successfully depends upon, among other things, its ability to develop new products as well as to improve the technical capabilities of its existing products and services. The Company, during the fiscal years 1998, 1997 and 1996, has spent $216,000 , $204,000 and $161,000, respectively, to develop new products and to upgrade its existing products and services.

Employees

As of June 30, 1998, the Company employed 57 persons. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that its employee relations are good.

ITEM 1. Business (cont'd.)


Manufacturing and Raw Materials

The Company manufactures and assembles its geophysical equipment in Norwalk, Connecticut and its industrial clutches in North Haven, Connecticut. The Company's manufacturing and assembly operations consist of machining the necessary components and assembling and testing the final product. The Company maintains adequate levels of inventory to enable the Company to satisfy customer requirements within the shortest amount of time. The raw materials used by the Company are generally in adequate supply. With large marine air gun orders, the Company occasionally supplies auxiliary equipment such as compressors, air gun controllers or towing equipment. The Company has not experienced any supply problems with respect to these auxiliary items.

Regulatory Matters

The Company believes that compliance with federal, state and local laws and regulations that have been enacted or adopted regarding the discharge of materials into the environment, or otherwise, relating to the protection of the environment, will not have a material adverse effect upon the earnings or competitive position of the Company.

Intellectual Property

The Company currently owns more than 20 United States patents and 30 patents in foreign countries relating to the manufacture of its products. These patents have been of value in the growth of the Company's business and may continue to be of value in the future. However, the Company's business is generally not dependent upon the protection of any patent and would not be materially affected by the expiration thereof.

Major Customers

Geophysical Equipment

Historically a significant portion of the Company's revenues have been attributable to a few large customers. In 1998, sales to Schlumberger, Ltd., Petroleum Geo-Services (PGS) and Veritas DGC, Inc. accounted for 22%, 10% and 10%, respectively, of total consolidated revenue. In 1997, sales to Schlumberger, PGS and Veritas DGC, Inc. accounted for 38%, 20% and 19%, respectively, of total consolidated revenue and in 1996, sales to Schlumberger, PGS and Geoscience Corporation accounted for 33%, 16%, and 11%, respectively, of total consolidated revenue.

The loss of Schlumberger, PGS or Veritas DGC or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Industrial Clutches

No customer accounted for 10% of total consolidated revenue.

ITEM 2. Properties

The following table sets forth certain information with respect to the Company's principal properties:

                                                            Approximate
                                                               Area              Expiration
Location                       Nature of Property           (Sq. Feet)         Date of Lease
--------                       ------------------          ------------        -------------
Norwalk, Connecticut               Manufacturing              22,300                 1999
Norwalk, Connecticut        Administration/Engineering         6,600                 1999
Houston, Texas                   Office/Warehouse              3,000                 1999
North Haven, Connecticut           Manufacturing               6,500                 2004

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

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 1998, no matter was submitted to a vote of the Company's security holders.

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

           Fiscal 1998                 High                Low
           -----------                 ----                ---
           First Quarter               7 1/4               5
           Second Quarter              10                  5 5/8
           Third Quarter                6 7/8              5
           Fourth Quarter              10 3/4              6 1/4


           Fiscal 1997                High                 Low
           -----------                ----                 ---
           First Quarter            5 15/16                2 1/8
           Second Quarter              6 5/8               3 7/8
           Third Quarter               6                   3 3/4
           Fourth Quarter           5  3/16                4 1/4

The number of stockholders of record at July 31, 1998 was 367 and does not include those stockholders who had shares in broker nominee accounts.

The Company has not paid a dividend since 1985. Under the Company's loan agreement, approximately $3,100,000 is available for the payment of dividends. The Company does not expect to pay dividends for the foreseeable future. Any decision concerning the payment of dividends will depend upon the results of operations, financial condition, capital required for possible acquisitions as well as other factors as the board of directors may consider relevant.

ITEM 6. Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the consolidated financial statements provided elsewhere herein.


                                                                            Year Ended June 30,
                                                                          -----------------------
                                                        1998         1997         1996         1995        1994
                                                        ----         ----         ----         ----        ----
                                                                   (In thousands, except per share amounts)
Income Statement Data:
Total revenue ......................................   $18,053     $10,531       $8,631       $7,707      $6,743
                                                       -------     -------       ------       ------      ------
Costs and expenses:
     Cost of sales and service  ..................       9,745       5,788        5,220        4,658       3,857
     Research and development...................           216         204          161          200         202
     Selling, general and administrative..........       3,300       2,485        2,034        1,830       1,768
     Amortization of intangibles....................       114         -            -            -           -
     Interest (income) expense, net.................       (98)       (67)            6           66          87
                                                       -------     -------       ------       ------      ------
                                                        13,277      8,410         7,421        6,754       5,914
                                                       -------     -------       ------       ------      ------
Income before income taxes
     and extraordinary item    ..................        4,776      2,121        1,210           953         829
Benefit for income taxes (1).......................        358       -            -            1,000         -
                                                       -------     -------       ------       ------      ------
Income before extraordinary item..................       5,134       2,121        1,210        1,953         829
Extraordinary item .................................       -           -           -                         234
                                                       -------     -------       ------       ------      ------
     Net income.....................................    $5,134      $2,121       $1,210       $1,953      $1,063
                                                       =======     =======       ======       ======      ======
Per Share Data: (2)
Earnings per common share:
     Income before extraordinary item:
        Basic.....................................       $1.00       $0.43        $0.24        $0.39       $0.17
        Diluted....................................      $0.97       $0.41        $0.24        $0.38       $0.13
     Extraordinary item:
        Basic.......................................      -         -              -            -          $0.05
        Diluted.....................................      -         -              -            -          $0.04
     Net income:
        Basic......................................      $1.00       $0.43        $0.24        $0.39       $0.22
        Diluted....................................      $0.97       $0.41        $0.24        $0.38       $0.17
    Average number of common shares outstanding:
        Basic..................................          5,146       4,989        4,971        4,967       4,912
        Diluted..................................        5,287       5,178        5,010        5,151       6,325

Financial Position Data:
     Working capital...............................     $6,500      $6,182       $4,122       $2,890      $1,873
     Total assets..................................     16,462       8,321        6,462        4,922       3,049
     Long-term debt ................................        -         -            -            -           -
     Stockholders' equity...........................    13,043       7,011        4,872        3,662       2,006
     Cash dividends paid............................     None         None         None         None        None
                                                         ====         ====         ====         ====        ====

(1)  Reflects recognition of previously reserved tax benefits in 1998 and 1995.

(2) In the second quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128). As required, the previously reported earnings per share and share outstanding information have been restated.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Current cash and cash equivalent balances, existing borrowing capacity and projected cash flow from operations are currently in excess of foreseeable operating cash flow requirements. Net cash provided by operating activities increased to $3,946,000 in 1998 from $1,333,000 in 1997 primarily due to the 142% increase in net income in 1998 from 1997. The significant changes in working capital items in 1998 were increases in accounts receivable, accounts payable and accrued liabilities. These higher amounts resulted from the acquisition of Custom Products in January 1998 and the increased level of sales in 1998.

Because of the cash used for the acquistion of Custom Products Corporation, net cash used in investing activities increased from $87,000 in 1997 to $4,998,000 in 1998. Net cash used in financing activities amounted to $259,000 in 1998 as the Company repaid the debt assumed in the Custom Products acquisition.

In connection with the Custom Products acquisition, (See Note 2), the Company established a $3,500,000 unsecured credit facility through January 2003. The purpose of the credit facility was to assist funding of the acquisition and to support working capital requirements. Maximum borrowings under the agreement decrease by $500,000 on each anniversary of the agreement and bear interest at the prime rate. The credit facility contains certain covenants which include:
(i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $5,567,000 at June 30, 1998 which increases by 50% of the Company's net income each year; (iii) a ratio of total liabilities to tangible net worth of no more than 1.25 to 1; (iv) a ratio of maximum debt service of no less than 2 to 1 and
(v) no two consecutive quarterly losses.

Additions to property and equipment totaled $24,000 in 1998, $87,000 in 1997 and $22,000 in 1996. Additions in 1998 included normal replacement of manufacturing equipment. The Company does not anticipate that capital expenditures for 1999 will exceed $200,000 and will be funded from operating cash flow.

The Company believes that inflation and changing prices have not had a material effect on the Company's revenues and profitability during the past three years.

Under the terms of the asset purchase agreement for Custom Products, the Company is required to make additional payments to the former owners of Custom Products in the amount of $800,000 each year through January 2003 if net sales of Custom Products increase to specified levels. The Company expects to be able to make these payments, if required, from operating cash flow.

The Company is the owner of a one-half interest in its administrative and engineering building located in Norwalk, Connecticut through a joint venture agreement. The agreement expires in July 1999. Under the terms of the agreement, the Company can purchase the one-half interest owned by its joint venture partner, estimated at approximately $300,000. The Company is currently exploring various alternatives with its joint venture partner. If the Company does purchase the building, it will use existing cash on hand.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Year 2000

Historically, most computer systems utilized software that processes transactions using two digits to represent the year of the transaction (i.e., 97 represents the year 1997). Software has to be modified to properly process dates beyond December 1999.

The products manufactured by the Company and its subsidiary, Custom Products, do not contain any components that are year 2000 sensitive. In 1997 Custom Products installed manufacturing and accounting software that is year 2000 compliant. The developer of the manufacturing and accounting system used at Bolt Technology Corporation has released a version of its year 2000 compliant software. The Company will be testing and installing this software during 1999 and expects to be operational by the middle of 1999. The cost of this system upgrade will not be material to the financial condition or result of operations.

The Company has not contacted its major vendors to determine if there are any year 2000 issues that would cause an interruption in the delivery of raw material or key components. The Company believes that since its most critical purchases are stainless steel with standard dimensions available from several sources, any year 2000 issues encountered by current vendors would not prevent the company from securing raw materials from other sources. The Company does not expect any material disruptions in its operations as a result of any year 2000 issues.

Results of Operations

The results of operations for 1998 include the operations of Custom Products from January 6, 1998, the date it was acquired by the Company.

The Company's revenues increased 71% to $18,053,000 for 1998 from $10,531,000 for 1997. Net income for 1998 increased 142% to $5,134,000. The acquisition of Custom Products accounted for 22% of the revenue increase and 13% of the increase in net income for 1998. The remainder of the increase in revenue and net income was caused by the continued strong demand for the Company's marine seismic energy sources and replacement parts. The worldwide fleet of seismic vessels continues to grow to meet increasing demand for seismic data needed for oilfield exploration, development and reservoir production monitoring.

Total revenue increased 22% in 1997 from 1996. Net income increased 75% for the same period. The same factors that contributed to the 1998 increase in marine seismic energy sources and replacement parts also contributed to the 1997 increase.

Service revenue from the Company's Wellseis(R) crew decreased $456,000 from 1997 to 1998 and $58,000 from 1996 to 1997. Because of the poor outlook for this type of service provided by the Company, the decision was made to close its service operations at the end of the second quarter of fiscal 1998. Since the fair value of the assets comprising the Company's service division are in excess of carrying value, no impairment loss was required nor was any other provision necessary because of the closing of the service operations.

Cost of sales as a percentage of sales increased from 52% in 1997 to 54% in 1998. The major factor contributing to the increase in the cost of sales percentage in 1998 was the higher proportion of auxillary equipment purchased by the Company which were required for certain marine air gun systems sold. This Auxiliary equipment historically has lower margins than the Company's proprietary air guns and replacement parts. The cost of sales percentage was positively affected by manufacturing efficiencies and the inclusion of Custom Products which has slightly higher margins than the air guns sold by the Company.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Results of Operations (cont'd.)

Cost of sales as a percentage of sales decreased from 55% in 1996 to 52% in 1997. The improved operating margin in 1997 was attributable to (i) the effect of $70,000 of royalty income included in sales in 1997 for which there was no associated cost; (ii) improved margins on air gun system sales because of reduced auxillary equipment purchased from third parties, which historically carry lower margins and (iii) sales price increases. Cost of sales in 1997 was negatively impacted by a $32,000 increase in the provision for obsolete and slow moving inventory.

Research and development costs increased 6% in 1998 and 27% in 1997. Over the last two years, the Company has continued to concentrate its research and development efforts in developing a new marine seismic energy source.

Selling, general and administrative expenses increased by $815,000 in 1998 as compared to 1997. The inclusion of Custom Products for the last half of 1998 caused selling, general and administrative expenses to increase by $333,000. Higher incentive compensation expense due to increased profits caused a $306,000 increase and travel expenses related to the company's foreign sales increased $105,000. In 1997 selling, general and administrative expenses increased $451,000. Factors that caused the increase were a $243,000 increase in salary, incentive compensation and other employee benefits due to increased profits; a $66,000 increase in shareholder related expenses from the Company's listing of its common stock on the American Stock Exchange and a $56,000 increase in foreign travel expenses.

Amortization of intangible assets (principally goodwill) associated with the acquisition of Custom Products amounted to $114,000 in fiscal 1998. The Company is amortizing the goodwill related to the acquisition over 20 years.

Net interest income increased $31,000 in 1998 and $73,000 in 1997. The higher level of interest income in 1998 reflects an increase in the level of short-term investments during the first half of fiscal 1998. These investments provided the majority of the funding for the Custom Products acquisition in January 1998. The 1997 increase in net interest income also resulted from the higher level of short-term investments.

Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". During fiscal 1998, the Company continued its quarterly assessment of the expected realization of its deferred tax assets based upon the following factors: (a) past earnings history; (b) current sales backlog; (c) dependence on few customers for significant percentage of revenues; (d) the cyclical nature of the seismic exploration industry; and (e) the effect of the Custom Products acquisition on future taxable income. Based on this review, management concluded that future taxable income would be higher than amounts previously estimated at the end of 1997 and, therefore, it was more likely than not that previously reserved tax assets would be realized in future years. As required by FAS 109, $1,000,000 of the reduction in the valuation allowance was reflected in the allocation of the purchase price of the Custom Products acquisition and $642,000 was reflected as an income tax benefit in the consolidated statement of income. The remaining $1,531,000 decrease in the valuation allowance offset reductions in gross deferred tax assets, principally from the utilization of the operating loss carry-forward.

Recent Accounting Pronouncements

For the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share". This standard specifies, among other things, the presentation of basic and diluted earnings per share data on the face of the income statement. As required by the statement, prior period earnings per share data has been restated to conform with the provisions of the statement.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)


Recent Accounting Pronouncements (cont'd.)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information" in June 1997. FAS 131 requires a business enterprise to determine segments based on the "management approach." The management approach means reporting segment information similar to the way management reviews operating results and makes management decisions regarding its various operating divisions. The requirements of this statement are effective for fiscal years beginning after December 15, 1997. With the acquisition of Custom Products, the Company adopted the provisions of FAS 131 for the year ended June 30, 1998. See Note 10 to the consolidated financial statements for the related segment disclosure.

In 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income". FAS 130 requires the adoption of its provisions for fiscal years beginning after December 15, 1997. FAS 130 calls for disclosure of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements that constitute a full set of financial statements. Comprehensive income includes all changes in the equity of a business enterprise during a period except those resulting from investments by shareholders and distributions to shareholders. Such changes would include net income and the cumulative translation adjustment. The company will adopt this standard by the required date.

In 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock Issued to Employees", and has provided in Note 6 to the consolidated financial statements proforma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

In 1997, the Company adopted Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In accordance with FAS 121, the Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

ITEM 7. a.  Quantitative and Qualitative Disclosures about Market Risk

None

ITEM 8.  Financial Statements and Supplementary Data

See Item 14 for an Index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Schedule are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements                                 Page Number
                                                                  -----------
Independent Auditors' Report                                            16
Consolidated Balance Sheets as of June 30, 1998 and 1997                17
Consolidated Statements of Income for the
     Years Ended June 30, 1998, 1997 and 1996                           18
Consolidated Statements of Cash Flows for the
     Years Ended June 30, 1998, 1997 and 1996                           19
Notes to Consolidated Financial Statements                           20-32

Financial Statement Schedule for the Years Ended                  Page Number
                                                                  -----------
  June 30, 1998, 1997 and 1996

II - Valuation and Qualifying Accounts and Reserves                     33

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

10.1
Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan. *

10.2
Asset Purchase Agreement dated as of November 14, 1997, by and among Bolt Technology Corporation and Gerald Shaff and Carole Shaff (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 14, 1998).

10.3
Commercial Revolving Loan and Security Agreement dated January 5, 1998 by and between Bolt Technology Corporation and Fleet National Bank (incorporated by reference to Exhibit 4.1 to Form 8-K dated January 14, 1998.

21.
Subsidiaries of the Registrant.*

27.
Financial Data Schedule.

Reports on Form 8-K
There were no Form 8-K Reports filed during the quarter ended June 30, 1998.

 _____________
* Filed herewith

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bolt Technology Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bolt Technology Corporation and subsidiaries as of June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/ s /  Deloitte & Touche LLP
Stamford, Connecticut
August 5, 1998

                  Bolt Technology Corporation and Subsidiaries
                           Consolidated Balance Sheets


                                                                                   June 30,
                                                                            ---------------------
                  Assets                                                  1998                 1997
                                                                          ----                 ----
Current Assets:
     Cash and cash equivalents.....................................   $1,317,000                 $2,628,000
     Accounts receivable, less allowance for
       uncollectible accounts of $136,000 in
       1998 and $96,000 in 1997....................................    5,002,000                  2,266,000
     Inventories...................................................    2,451,000                  1,886,000
     Deferred income taxes.........................................    1,060,000                    610,000
     Other current assets..........................................       89,000                    102,000
                                                                       ---------                  ---------
                                                                       9,919,000                  7,492,000
                                                                       ---------                  ---------
Plant and Equipment:
     Building and leasehold improvements...........................      534,000                    534,000
     Geophysical equipment.........................................    1,523,000                  2,566,000
     Machinery and equipment.......................................    4,233,000                  4,113,000
     Equipment held for rental.....................................      822,000                    822,000
                                                                       ---------                  ---------
                                                                       7,112,000                  8,035,000
          Less accumulated depreciation............................   (6,911,000)                (7,908,000)
                                                                      ----------                  ---------
                                                                         201,000                    127,000

Goodwill, net......................................................    4,339,000                    -
Deferred Income Taxes..............................................    1,945,000                    680,000
Other Assets.......................................................       58,000                     22,000
                                                                       ---------                  ---------
                                                                     $16,462,000                 $8,321,000
                                                                     ===========                 ==========
                  Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable............................................     $1,717,000                   $449,000
     Accrued liabilities.........................................      1,702,000                    861,000
                                                                      ----------                  ---------
                                                                       3,419,000                  1,310,000
                                                                      ----------                  ---------
Stockholders' Equity:
     Common stock, no par value, authorized
          9,000,000 shares; issued and outstanding
          5,232,478 shares in 1998 and 5,074,978
          in 1997   .............................................     25,576,000                 24,678,000
     Accumulated deficit.........................................    (12,533,000)               (17,667,000)
                                                                     -----------                -----------
          Total Stockholders' equity.............................     13,043,000                  7,011,000
                                                                     -----------                -----------
                                                                     $16,462,000                 $8,321,000
                                                                     ===========                ===========

See Notes to Consolidated Financial Statements.

                  Bolt Technology Corporation and Subsidiaries
                        Consolidated Statements of Income


                                                                          For the Year Ended June 30,
                                                                          ---------------------------
                                                                   1998               1997            1996
                                                                   ----               ----            ----
Revenues:
      Sales...............................................      $18,038,000       $10,060,000       $8,102,000
      Service.............................................           15,000           471,000          529,000
                                                                 ----------        ----------        ---------
                                                                  18,053,00        10,531,000        8,631,000
                                                                 ----------        ----------        ---------
Costs and Expenses:

      Cost of sales.......................................        9,665,000         5,219,000        4,420,000
      Cost of service.....................................           80,000           569,000          800,000
      Research and development............................          216,000           204,000          161,000
      Selling, general and administrative.................        3,300,000         2,485,000        2,034,000
      Amortization of intangibles.........................          114,000               -                -
      Interest (income) expense, net......................          (98,000)          (67,000)           6,000
                                                                 ----------         ---------        ---------
                                                                 13,277,000         8,410,000        7,421,000
                                                                 ----------         ---------        ---------

Income before income taxes   .............................        4,776,000         2,121,000        1,210,000
Benefit for income taxes..................................          358,000               -                -
                                                                 ----------         ---------        ---------
           Net income.....................................       $5,134,000        $2,121,000       $1,210,000
                                                                 ==========        ==========       ==========

Earnings per share:
      Basic...............................................            $1.00          $0.43             $0.24
      Diluted.............................................            $0.97          $0.41             $0.24

Average number of common shares outstanding:
      Basic...............................................        5,146,185       4,989,383          4,971,431
      Diluted.............................................        5,287,355       5,177,943          5,010,311


See Notes to Consolidated Financial Statements.

                  Bolt Technology Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                  For the Year Ended June 30,
                                                                                -------------------------------
                                                                         1998               1997                1996
                                                                         ----               ----                ----
Cash Flows From Operating Activities:
      Net income....................................................   $5,134,000         $2,121,000       $1,210,000
     Adjustments to reconcile net income to cash
        provided by operating activities:
          Depreciation and amortization.............................      163,000             56,000           57,000
          Deferred income taxes.....................................     (642,000)          (155,000)         (37,000)
                                                                       ----------         ----------       ----------
                                                                        4,655,000          2,022,000        1,230,000
      Change in operating assets and liabilities:
          Accounts receivable.......................................   (2,515,000)           (85,000)        (220,000)
          Inventories...............................................      (26,000)          (262,000)          29,000
          Other assets..............................................      (60,000)           (62,000)         (42,000)
          Accounts payable and accrued liabilities..................    1,892,000           (280,000)         433,000
                                                                       ----------         ----------       ----------
          Net cash provided by operating activities.................    3,946,000          1,333,000        1,430,000
                                                                       ----------         ----------       ----------
Cash Flows From Investing Activities:
      Acquisition of net assets of business acquired................   (4,974,000)              -                -
      Purchase of property and equipment............................      (24,000)           (87,000)         (22,000)
                                                                       ----------         ----------       ----------
             Net cash used in investing activities .................   (4,998,000)           (87,000)         (22,000)
                                                                       ----------         ----------       ----------
Cash Flows From Financing Activities:
     Exercise of stock options......................................       17,000             18,000             -
     Borrowings from bank...........................................      800,000              -                 -
     Net decrease in borrowings under revolving credit
            agreement...............................................         -                 -             (103,000)
     Repayment of long-term debt ...................................   (1,076,000)             -                 -
                                                                       ----------         ----------       ----------
           Net cash (used in) provided by financing activities......     (259,000)            18,000         (103,000)
                                                                       ----------         ----------       ----------
Net (decrease) increase in cash.....................................   (1,311,000)         1,264,000        1,305,000
Cash and cash equivalents at beginning of year......................    2,628,000          1,364,000           59,000
                                                                       ----------         ----------       ----------
Cash and cash equivalents at end of year............................   $1,317,000         $2,628,000       $1,364,000
                                                                       ==========         ==========       ==========
Supplemental disclosure of cash flow information:
Cash transactions:
Interest paid ......................................................   $    6,000          $  16,000          $25,000
Income taxes paid ..................................................   $  278,000           $186,000          $70,000
Non-cash transaction:
Common stock issued in connection with business
    acquisition.....................................................   $  881,000               -                -


See Notes to Consolidated Financial Statements.

                           Bolt Technology Corporation
                   Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies

Bolt Technology Corporation develops, manufactures and sells marine seismic energy sources and auxillary equipment for use in the exploration and production of oil and gas. Its principal subsidiary, Custom Products Corporation, acquired in January 1998, manufactures precision mechanical and pneumatic slip clutches sold under the "Polyclutch" tradename.

Principals of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany balances and transactions have been eliminated. Cash and Cash Equivalents:

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

Goodwill:

Goodwill results from the acquisition of Custom Products Corporation and represents the excess of acquisition costs over the fair value of the net assets acquired. Goodwill is being amortized over a 20 year period on a straight-line basis. Accumulated amortization at June 30, 1998 was $111,000.

Revenue Recognition and Warranty Costs:

The Company recognizes revenue from equipment sales upon shipment. Rental income from short-term leases, which has not been significant, and service income are recorded monthly as earned. Warranty costs and product returns incurred by the Company have been insignificant.

                           Bolt Technology Corporation
                   Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies ( cont'd.)

Income Taxes:

Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized based upon differences between book and tax basis of assets and liabilities, using presently enacted tax rates. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in the Company's deferred tax assets and liabilities.

Stock-Based Compensation:

In 1997, the Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation". Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", and has provided in Note 6 proforma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

Long-Lived Assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company believes that no material impairment existed at June 30, 1998.

Use of Estimates:

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

                           Bolt Technology Corporation
                   Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies (cont'd.)

Earnings Per Share:

As required by Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share", the Company must report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used, by the Company, to purchase shares at the average market price for the period. Previously reported earnings per share have been restated to conform to FAS 128. The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last three years:


                                                                  Average Shares         Earnings
      1998                                     Net Income          Outstanding           Per Share
      ----                                     ----------          -----------           ---------
       Basic earnings per share                $5,134,000            5,146,185           $1.00
       Effect of dilution:
          Stock options                                                141,170
                                               ----------            ---------           -----
       Diluted earnings per share              $5,134,000            5,287,355           $0.97
                                               ==========            =========           =====


      1997

       Basic earnings per share                $2,121,000            4,989,383           $0.43
       Effect of dilution:
          Stock options                                                188,560
                                               ----------            ---------           -----
       Diluted earnings per share              $2,121,000            5,177,943           $0.41
                                               ==========            =========           =====

      1996

       Basic earnings per share                $1,210,000            4,971,431           $0.24
       Effect of dilution:
          Stock options                                                 38,880
                                               ----------            ---------           -----
       Diluted earnings per share              $1,210,000            5,010,311           $0.24
                                               ==========            =========           =====


                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements


Note 1 - Description of Business and Significant Accounting Policies (cont'd.)

Recent Accounting Pronouncements:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information", in June 1997. FAS 131 requires a business enterprise to determine segments based on the "management approach". The management approach means reporting segment information similar to the way management reviews operating results and makes management decisions regarding its various operating divisions. The requirements of this statement are effective for fiscal years beginning after December 15, 1997. With the acquisition of Custom Products, the Company adopted the provisions of FAS 131 for the year ended June 30, 1998. See Note 10 to the consolidated financial statements for the related segment disclosure.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 requires the adoption of its provisions for fiscal years beginning after December 15, 1997. FAS 130 calls for disclosure of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements that constitute a full set of financial statements. Comprehensive income includes all changes in the equity of a business enterprise during a period except those resulting from investments by shareholders and distributions to shareholders. Such changes would include net income and the cumulative translation adjustment. The company will adopt this standard by the required date.

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 - Custom Products Corporation Acquisition

On January 6, 1998 the Company completed the acquisition of Custom Products Corporation ("Custom Products") pursuant to the terms of an asset purchase agreement. Custom Products is a manufacturer of precision mechanical and pneumatic slip clutches sold under the "Polyclutch" tradename.

The purchase price of the Custom Products' assets acquired included (i) $4,971,000 in cash; (ii) 135,000 shares of common stock valued at $881,000;
(iii) estimated acquisition costs of $208,000; and (iv) contingent cash payments. Such contingent cash payments could total $4,000,000 and are dependent on the annual increases in the net sales of Custom Products for the period January 1, 1998 to December 31, 2003. The results of operations of Custom Products have been included in the consolidated statement of income from the acquisition date.

                           Bolt Technology Corporation
                   Notes To Consolidated Financial Statements


Note 2 - Custom Products Corporation Acquisition  (cont'd.)

The transaction was accounted for by the purchase method of accounting. Accordingly, acquired assets and assumed liabilities were recorded at their estimated fair value, which resulted in goodwill of $4,450,000 that is being amortized on a straight line basis over 20 years. A summary of the purchase price allocation is as follows:

            Cash                                     $  206,000
            Accounts receivable                         221,000
            Inventories                                 538,000
            Property and equipment                       97,000
            Goodwill                                  4,450,000
            Deferred income taxes                     1,000,000
            Other assets                                 40,000
            Accounts payable                            (51,000)
            Accrued liabilities                        (165,000)
            Long-term debt                             (276,000)
                                                     -----------
                   Purchase price                    $6,060,000
                                                     ===========


The following table reflects the unaudited pro forma combined results of the Company and Custom Products on the basis that the acquisition had taken place on July 1, 1996 and includes the impact of certain adjustments such as amortization of intangible assets, officers salary and interest expense.

                                                     June 30,
                                              1998               1997
                                              ----               ----
            Revenue                    $19,690,000        $13,652,000
            Net income                  $5,595,000         $3,035,000
            Earnings per share:
                Basic                        $1.07              $0.59
                Diluted                      $1.04              $0.57

The pro forma results are not necessarily indicative of the results that might have occurred had the acquisition of Custom Products actually taken place on July 1, 1996, or of future results of operations.

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements


Note 3 - Long-Term Debt

In connection with the Custom Products acquisition, the Company established a $3,500,000 unsecured credit facility through 2003. The purpose of the credit facility was to assist funding of the acquisition and to support working capital requirements. Maximum borrowings under the agreement decrease by $500,000 on each anniversary of the agreement and bear interest at the prime rate.

The credit facility contains certain covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $5,567,000 at June 30, 1998 which increases by 50% of the Company's net income each year; (iii) a ratio of total liabilities to tangible net worth of no more than 1.25 to 1; (iv) a ratio of minimum debt service of no less than 2 to 1 and (v) no two consecutive quarterly losses. The Company is in compliance with the covenants contained in the agreement.

The Company borrowed $800,000 under the above agreement in connection with the acquisition of Custom Products. This amount has been repaid.

Note 4 - Inventories

 Inventories, net of reserves, at June 30 consist of the following:

                                                    1998              1997
                                                    ----              ----
     Raw materials and sub-assemblies            $2,182,000        $1,665,000
     Work-in-process                                269,000           221,000
                                                 ----------        ----------
                                                 $2,451,000        $1,886,000
                                                 ==========        ==========

Note 5 - Income Taxes

Income tax (benefit) expense consists of the following for the three years ended June 30,:

                                       1998              1997              1996
                                       ----              ----              ----
Current:
   Federal                        $    --           $    --           $    --
   State                            284,000           155,000            37,000
                                    -------           -------            ------
                                    284,000           155,000            37,000
                                    -------           -------            ------
Deferred:
   Federal                         (642,000)         (155,000)          (37,000)
   State                               --                --                --

                                   --------           -------           -------
                                    642,000          (155,000)          (37,000)
                                   --------           -------           -------
        Income tax benefit        $(358,000)         $    --           $    --
                                   ========           =======           =======

                          Bolt Technology Corporation
                   Notes to Consolidated Financial Statements


Note 5 - Income Taxes (cont'd.)


The benefit for income taxes differs from the amounts computed, based upon the Federal statutory rate for the reasons shown below:


                                                              Year Ended June 30,
                                                              -------------------
                                                        1998         1997        1996
                                                        ----         ----        ----
Federal income taxes at the statutory rate               34%          34%          34%
State income taxes, net of federal tax benefit            4            5            2
Nondeductible expenses                                    1            2            3
Utilization of net operating loss carry-forwards        (33)         (39)         (36)
Reduction in deferred tax valuation allowance           (13)          (2)          (3)
                                                      ------       ------       ------
                                                        (7%)          --           --
                                                      ======       ======       ======

Deferred tax assets (liabilities) at June 30, 1998 and 1997 are comprised of the following:


                                                    1998                1997
                                                    ----                ----
Deferred tax assets:
     Tax loss carry-forward                     $ 3,462,000         $ 5,013,000
     Investment tax credit carry-forward            200,000             200,000
     Inventory reserve                              328,000             311,000
     Bad debt reserve                                53,000              37,000
     Alternative minimum tax
        credit carry-forward                        171,000              98,000
     Other                                            2,000               1,000
                                                -----------         -----------
         Gross deferred tax asset                 4,216,000           5,660,000
Deferred tax liability:
     Amortization of intangibles                    (14,000               -
Deferred tax asset valuation allowance           (1,197,000)         (4,370,000)
                                                -----------         -----------
     Net deferred tax asset                     $ 3,005,000         $ 1,290,000
                                                ===========         ===========

The company has net operating loss carry-forwards totaling $10,181,000 which expire as follows: 2003 - $4,055,000; 2004 - $2,403,000; 2005 - $3,415,000; 2006
- $63,000 and 2007 - $245,000. In addition, the company has $200,000 of investment tax credits which expire in 2001 and 2002.

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 5 - Income Taxes (cont'd.)

Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". During fiscal 1998, the Company continued its quarterly assessment of the expected realization of its deferred tax assets based upon the following factors: (a) past earnings history; (b) current sales backlog; (c) dependence on few customers for significant percentage of revenue; (d) cyclical nature of seismic exploration industry; and (e) the effect of the Custom Products acquisition on future taxable income. Based on this review, management concluded that future taxable income would be higher than amounts previously estimated at the end of 1997 and, therefore, it was more likely than not that previously reserved tax assets would be realized in future years. As required by FAS 109, $1,000,000 of the reduction in the valuation allowance was reflected in the allocation of the purchase price of the Custom Products acquisition and $642,000 was reflected as an income tax benefit in the consolidated statement of income. The remaining $1,531,000 decrease in the valuation allowance offset reductions in gross deferred tax assets, principally from the utilization of the net operating loss carry-forwards.

The amount of the net deferred tax asset recorded could be reduced if estimates of future taxable income during the carry-forward period are reduced.

Note 6 - Stock Options

In November 1997, by a vote of the Company's stockholders, the 1993 Stock Option Plan was amended to provide the granting of options to purchase up to 550,000 shares of common stock of the Company at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period not to exceed ten years. The plan also provides for the granting to non-employee directors options to purchase 3,000 shares of common stock each time they are elected directors.

A summary of the status of the Company's Stock Option Plan as of June 30, 1998, 1997 and 1996, and the changes during the years ending on those dates is presented below.


                                                   1998                          1997                        1996
                                         -------------------------     -------------------------     -------------------------
                                                          Weighted                      Weighted                      Weighted
                                                           Average                       Average                       Average
                                                          Exercise                      Exercise                      Exercise
                                          Shares            Price       Shares            Price       Shares           Price
                                          ------          --------      ------          --------      ------          --------
Outstanding at beginning of year         191,250         $   1.80      260,000         $   0.87      254,000        $   0.84
     Granted                             117,500         $   6.65       51,000         $   4.22        6,000        $   1.81
     Exercised                           (22,500)        $   0.78     (119,000)        $   0.80         --              --
     Canceled                               (750)        $   1.00         (750)        $   0.75         --              --
                                        --------         --------     --------         --------     --------        --------
Outstanding at end of year               285,500         $   3.88      191,250         $   1.80      260,000        $   0.87
                                        ========         ========     ========         ========     ========        ========

There were 181,453 options available for future grants under the plan at June 30, 1998.

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 6 - Stock Options (cont'd.)

The following table summarizes information concerning currently outstanding and exercisable options by three ranges of exercise prices at June 30, 1998:


                                                 Options Outstanding                                    Options Exercisable
                   ----------------------------------------------------------------------     --------------------------------------
 Range of            Number Outstanding           Weighted Average          Weighted                Number              Weighted
 Exercise                  as of                      Remaining              Average              Exercisable            Average
  Prices               June 30, 1998              Contractual Life        Exercise Price        As of June 30, 1998   Exercise Price
----------         ----------------------         -----------------       --------------       --------------------   --------------
$0.75 - $1.00              91,000                     0.8 years                $0.84               91,000                   $0.84
$1.19 - $1.81              26,000                     2.1 years                $1.33               24,500                   $1.30
$4.12 - $6.94             168,500                     4.2 years                $5.92               48,000                   $4.18
                          -------                     ---------                -----              -------                   -----
                          285,500                     2.9 years                $3.88              163,500                   $1.89
                          =======                     =========                =====              =======                   =====

The estimated fair value of options granted during 1998, 1997 and 1996 were $3.97, $2.45 and $1.05 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at option grant dates for awards in accordance with accounting provisions of FAS 123, the Company's net income and earnings per share for the years ended June 30, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

Net Income:                        1998              1997              1996
-----------                        ----              ----              ----
          As reported           $5,134,000        $2,121,000        $1,210,000
          Pro forma             $4,839,000        $2,062,000        $1,209,000

Basic earnings per share:
-------------------------
          As reported             $ 1.00             $0.43             $0.24
          Pro forma               $ 0.94             $0.41             $0.24

Diluted earnings per share:
---------------------------
          As reported             $ 0.97             $0.41             $0.24
          Pro forma               $ 0.92             $0.40             $0.24


As required by FAS 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 1998, 1997 and 1996: dividend yield 0%; expected volatility of 65% for 1998 grants and 62% for 1997 and 1996 grants; risk-free interest rates of 5.75% for 1998 grants and 6.00% for 1997 and 1996 grants and expected option lives of 5 years for all option grants.

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 7 - Benefit Plans

The Company maintains defined contribution retirement plans covering all employees who satisfy the age and service requirements of the plans. The Company's contributions to the plans for the years ended June 30, 1998, 1997 and 1996 amounted to $102,000, $42,000 and $28,000, respectively.

Note 8 - Stockholders' Equity

Changes in issued common stock and stockholders' equity for the three years ended June 30, 1998 were as follows:

                                                                    Common Stock
                                                                    ------------                  Accumulated
                                                              Shares            Amount              Deficit               Total
                                                              ------            ------              -------               -----
Balance June 30, 1995..............................         4,971,431         $24,660,000        $(20,998,000)         $3,662,000
     Net income....................................             -                   -               1,210,000           1,210,000
                                                            ---------          ----------          ----------          ----------
Balance June 30, 1996..............................         4,971,431          24,660,000         (19,788,000)          4,872,000
     Exercise of stock options.....................           103,547              18,000               -                  18,000
     Net income....................................             -                   -               2,121,000           2,121,000
                                                            ---------          ----------          ----------          ----------
Balance June 30, 1997..............................         5,074,978          24,678,000         (17,667,000)          7,011,000
      Exercise of stock options....................            22,500              17,000               -                  17,000
      Common stock issued for acquisition..........           135,000             881,000               -                 881,000
      Net income...................................             -                   -               5,134,000           5,134,000
                                                            ---------          ----------          ----------          ----------
Balance June 30,1998...............................         5,232,478         $25,576,000        $(12,533,000)        $13,043,000
                                                            =========         ===========        ============         ===========

Note 9 - Commitments and Contingencies

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, and trade accounts receivable. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation and its short collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require the customer to provide a letter of credit or an advance payment. In limited cases the Company will grant customers extended payment terms of up to 12 months. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Historically, the Company has not incurred significant credit related losses. The Company invests its excess cash in certificates of deposit with maturities of usually less than one month in an effort to maintain safety and liquidity.

Financial Instruments:

The Company does not hold or issue financial instruments for trading purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments.

Fair values of cash and cash equivalents, receivables, accounts payable and accrued liabilities reflected in the June 30, 1998 and 1997 balance sheets approximate carrying value at that date.

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont'd.)

Lease Commitments:

Rent expense amounted to $349,000, $344,000 and $301,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

Minimum annual rental commitments under operating leases with terms in excess of one year are as follows: 1999 - $320,000; 2000 - $51,000; 2001 - $31,000; 2002 -
$31,000; 2003 - $31,000 and thereafter $26,000.

Employment Agreements:

The Company has a severance compensation plan for certain executive officers and key employees of the Company which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan. The Company also has an employment agreement with its president and chief executive officer which provides for severance in the case of voluntary or involuntary termination and change in control. The employment agreement has a term through June 30, 1999, subject to extension as set forth in the agreement. The aggregate commitment for these employment agreements approximates $2,810,000 as of June 30, 1998. The Company also has an employment agreement with the president and chief executive officer of its subsidiary. The agreement has a term of five years, expiring in December 2002. Minimum annual salary under the agreement is $150,000.

Litigation:

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 10 - Segment and Customer Information:

Bolt Technology Corporation's reportable segments are its two specific business units: (1) seismic energy sources and auxillary equipment manufactured by Bolt Technology Corporation and (2) industrial clutches manufactured by Custom Products Corporation. Custom Products was acquired in January 1998. The following table provides selected financial information for each of the Company's segments for 1998. Prior to 1998, the Company operated in only one segment, seismic energy sources.


                                                      Seismic Energy          Industrial
                                                          Sources              Clutches        Total
                                                          ------               --------        -----
Revenue                                                $16,417,000            $1,636,000    $18,053,000
Interest income                                            104,000                 -            104,000
Interest expense                                             5,000                 1,000          6,000
Depreciation and amortization                               39,000               124,000        163,000
Income before income taxes                               4,394,000               382,000      4,776,000
Segment assets                                           9,987,000             6,475,000     16,462,000
Fixed asset additions                                       24,000                 -             24,000

The Company does not allocate income taxes to segments.

The following table reports sales by country for the years ended June 30, 1998, 1997 and 1996. Sales are attributed to each country based on the location of the customer.



                                                1998       1997          1996
                                                ----       ----          ----
     United States....................    $7,215,000    $4,788,000   $4,620,000
     Norway...........................     3,458,000     3,670,000    2,096,000
     Peoples Republic of China........     2,014,000       308,000       25,000
     United Kingdom...................     1,930,000        95,000      530,000
     Former Soviet Union..............     1,269,000        92,000    -
     Singapore........................       671,000     1,014,000      601,000
     Other............................     1,496,000       564,000      759,000
                                         -----------   -----------   ----------
                                         $18,053,000   $10,531,000   $8,631,000
                                         ===========   ===========   ==========

A relatively small number of customers has accounted for the Company's seismic energy source segment sales. The segment's three largest customers in 1998, 1997 and 1996 accounted for 42%, 77%, and 60% of total consolidated revenue, respectively. Customers accounting for 10% or more of consolidated revenue for 1998, 1997 and 1996 are as follows: 1998 1997 1996


                                                1998       1997          1996
                                                ----       ----          ----
     Customer A.......................           22%        38%           33%
     Customer B.......................           10         20            16
     Customer C.......................           10         19            -
     Customer D.......................           -          -             11

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 11 - Supplementary Information

     Accrued liabilities at June 30 consist of the following:

                                                                                       1998                     1997
                                                                                       ----                     ----
           Compensation and related taxes..............................            $1,043,000                 $527,000
           Compensated absences........................................               195,000                  155,000
           Commissions payable.........................................               192,000                   74,000
           Professional fees...........................................                84,000                   41,000
           Taxes payable...............................................               106,000                   11,000
           Other.......................................................                82,000                   53,000
                                                                                   ----------                 --------
                                                                                   $1,702,000                 $861,000
                                                                                   ==========                 ========

     Interest income (expense), net consists of the following:

                                                                                         1998            1997             1996
                                                                                         ----            ----             ----
           Interest income.............................................              $104,000         $87,000          $19,000
           Interest expense............................................               (6,000)        (20,000)         (25,000)
                                                                                      -------        --------         --------
           Interest income (expense), net..............................               $98,000         $67,000         $(6,000)
                                                                                      =======        ========         ========

Note 12 - Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters for the years ended June 30, 1998 and 1997.

                                                                                                            Earnings per Share
                                                                  Costs and                                 ------------------
                                             Revenue               Expenses             Net Income        Basic         Diluted
                                             -------               --------             ----------        -----         -------
Quarters Fiscal 1998:
     First                                $2,657,000             $2,047,000              $868,000         $0.17          $0.17
     Second                                3,750,000              2,866,000               984,000          0.19           0.19
     Third                                 5,117,000              3,894,000             1,223,000          0.23           0.23
     Fourth                                6,529,000              4,470,000             2,059,000          0.39           0.38

Quarters Fiscal 1997:

     First                                $2,318,000             $1,925,000             $393,000          $0.08          $0.08
     Second                                2,353,000              1,881,000              472,000           0.09           0.09
     Third                                 2,886,000              2,316,000              570,000           0.11           0.11
     Fourth                                2,974,000              2,288,000              686,000           0.14           0.13

                          Bolt Technology Corporation

          Schedule II - Valuation and Qualifying Accounts and Reserves

                     For the Three Years Ended June 30, 1998


                                                                    Additions Charged
                                                 Balance At           (Credited) To
                                                Beginning Of            Costs And                              Balance At
            Description                             Year                Expenses              Deductions      End of Year
            -----------                         ------------           ----------             ----------      -----------
Allowance for uncollectible
accounts:

     1996                                         $ 68,000               $78,000               $(62,000)        $84,000
     1997                                           84,000                85,000                (73,000)         96,000
     1998                                           96,000                79,000                (39,000)        136,000

Reserve for inventory
valuation:

     1996                                        $ 916,000               $34,000                  -             $950,000
     1997                                          950,000                66,000            $(217,000) (1)       799,000
     1998                                          799,000                82,000              (40,000) (1)       841,000

Valuation allowance
for deferred
tax asset:

     1996                                       $5,995,000             $(482,000)             $(255,000)      $5,258,000
     1997                                        5,258,000              (214,000)              (674,000)       4,370,000
     1998                                        4,370,000              (642,000)            (2,531,000) (2)   1,197,000


(1) Inventory scrapped.

(2) Includes $1,000,000 allocated to the purchase price of Custom Products Corporation.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of September 1998.


                                         BOLT TECHNOLOGY CORPORATION

                                          By   / s /    Raymond M. Soto
                                          ----------------------------------
                                                        Raymond M. Soto
                                         (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                             Date
/ s / Raymond M. Soto                President,                       September 23, 1998
-----------------------------------  and Director
    (Raymond M. Soto)                (Principal Executive
                                     Officer and Principal
                                     Financial Officer)

/ s / Alan Levy                      Vice President - Finance,        September 23, 1998
-----------------------------------  Secretary and Treasurer
     (Alan Levy)                     (Principal Accounting
                                     Officer)

/ s / Kevin M. Conlisk               Director                         September 23, 1998
-----------------------------------
     (Kevin M. Conlisk)

/ s / Stephen Chelminski             Director                         September 23, 1998
-----------------------------------
     (Stephen Chelminski)

/ s / John H. Larson                 Director                         September 23, 1998
-----------------------------------
    (John H. Larson)

/ s / Bernard Luskin                 Director                         September 23, 1998
-----------------------------------
    (Bernard Luskin)

/ s / Joseph Mayerick, Jr.           Director                         September 23, 1998
-----------------------------------
    (Joseph Mayerick, Jr.)

/ s / Gerald H. Shaff                Director                         September 23, 1998
-----------------------------------
    (Gerald H. Shaff)

/ s / Gerald A. Smith                Director                         September 23, 1998
-----------------------------------
    (Gerald A. Smith)