Form 10-Q
period 1998-09-30
BOLT TECHNOLOGY CORP
filed 1998-11-04
CIK 354655

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1998

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

                                         Yes [  X  ]       No [     ]

At October 16, 1998 there were 5,232,478 shares of common stock, without par value, outstanding.



                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----

                                                                                             Page Number
                                                                                             -----------
Part I -  Financial Information:

Item 1.   Financial Statements.

          Consolidated statements of income - three months ended
          September 30, 1998 and 1997..........................................................    3

          Consolidated balance sheets -
          September 30, 1998 and June 30, 1998.................................................    4


          Consolidated statements of cash flows -
          three months ended September 30, 1998 and 1997.......................................    5


          Notes to consolidated financial statements...........................................   10


 Item 2.  Management's discussion and analysis of financial
          condition and results of operations..................................................  10-12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................   13


Part II - Other Information:

Item 6.   Exhibits and reports on Form 8-K.....................................................   13

          Signatures...........................................................................   13


                                      (2)

                         PART I - FINANCIAL INFORMATION
                          BOLT  TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     -------------------------------------



                                           Three Months Ended
                                              September 30,
                                        --------------------------

                                            1998          1997
                                            ----          ----
REVENUES:

 Sales................................   $5,360,000    $2,647,000
 Service..............................        -            10,000
                                         ----------    ----------
                                          5,360,000     2,657,000
                                         ----------    ----------

COSTS AND EXPENSES:

 Cost of sales........................    2,803,000     1,304,000
 Cost of service......................        -            45,000
 Research and development.............       50,000        55,000
 Selling, general and administrative..      941,000       677,000
 Amortization of intangibles..........       57,000           -
 Interest income, net.................      (26,000)      (34,000)
                                         ----------    ----------
                                          3,825,000     2,047,000
                                         ----------    ----------

Income  before income taxes...........    1,535,000       610,000

Benefit for income taxes..............        -           258,000
                                         ----------    ----------

Net income............................   $1,535,000    $  868,000
                                         ==========    ==========


Earnings per share:
  Basic...............................       $ 0.29        $ 0.17
  Diluted.............................       $ 0.29        $ 0.17



Shares Outstanding:
  Basic...............................    5,232,478     5,075,786
  Diluted.............................    5,371,623     5,206,696


See Notes to Consolidated Financial Statements.


                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------


                                        September 30,         June 30,
                                             1998               1998
                                         (unaudited)
                                        --------------       --------

Current Assets:
  Cash and cash equivalents.............  $ 3,053,000    $  1,317,000
  Accounts receivable, net..............    3,742,000       5,002,000
  Inventories...........................    2,534,000       2,451,000
  Deferred income taxes.................    1,060,000       1,060,000
  Other                                        95,000          89,000
                                          -----------    ------------
     Total current assets                  10,484,000       9,919,000
                                          -----------    ------------

Goodwill, net...........................    4,283,000       4,339,000
Property and Equipment, net.............      222,000         201,000
Deferred Income Taxes...................    2,038,000       1,945,000
Other Assets............................       56,000          58,000
                                          -----------    ------------
                                          $17,083,000    $ 16,462,000
                                          ===========    ============



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


Current Liabilities:
  Accounts payable......................  $  1,274,000   $  1,717,000
  Accrued liabilities...................     1,231,000      1,702,000
                                          ------------   ------------
        Total current liabilities            2,505,000      3,419,000
                                          ------------   ------------
Stockholders' Equity:
  Common stock..........................    25,576,000     25,576,000
  Accumulated deficit...................   (10,998,000)   (12,533,000)
                                          ------------   ------------
            Total stockholders' equity..    14,578,000     13,043,000
                                          ------------   ------------
                                          $ 17,083,000   $ 16,462,000
                                          ============   ============






See Notes to Consolidated Financial Statements


                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                      ------------------------------------

                                                    Three Months Ended
                                                       September 30,
                                                    ------------------
                                                     1998         1997
                                                     ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income....................................   $1,535,000    $  868,000
 Adjustments to reconcile net income to
  cash  provided by operating activities:
    Depreciation and amortization..............       70,000        11,000
    Deferred income taxes......................      (90,000)     (300,000)
                                                  ----------    ----------
                                                   1,515,000       579,000

 Changes in Operating Assets and Liabilities:
    Accounts receivable.........................   1,260,000       735,000
    Inventories...............................       (83,000)      224,000
    Other assets................................      (9,000)       (9,000)
    Accounts payable and accrued liabilities....... (914,000)     (520,000)
                                                  ----------    ----------
    Net cash provided by operating activities...   1,769,000     1,009,000
                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment............      (33,000)       (5,000)
                                                  ----------    ----------
   Net cash used in investing activities.......      (33,000)       (5,000)
                                                  ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options.....................        -             1,000
                                                  ----------    ----------

   Net cash provided by financing activities...        -             1,000
                                                  ----------    ----------

Net increase in cash and cash equivalents......   $1,736,000    $1,005,000
                                                  ==========    ==========


Supplemental disclosure of cash flow information:
     Income taxes paid.........................   $   83,000    $    8,000





See Notes to Consolidated Financial Statements.

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the three month periods ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the three month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management , all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the September 30, 1998 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company for the year ended June 1998. See Note 8 to the consolidated financial statements for related segment disclosure.

     In the quarter ended September 30, 1998, the Company adopted "Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income". FAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. In the first quarter of fiscal 1999 the Company did not have any components of comprehensive income to report.


NOTE 2 - CUSTOM PRODUCTS ACQUISITION
------------------------------------

     On January 6, 1998 the Company completed the acquisition of Custom Products Corporation ("Custom Products") pursuant to the terms of an asset purchase agreement. Custom Products is a manufacturer of precision mechanical and pneumatic slip clutches sold under the "Polyclutch" tradename.

     The purchase price of the net assets acquired included (i) $4,971,000 in cash; (ii) 135,000 shares of common stock valued at $881,000; (iii) estimated acquisition costs of $208,000; and (iv) contingent cash payments. Such contingent cash payments could total $4,000,000 and are dependent on the annual increases in the net sales of Custom for the period January 1, 1998 to December 31, 2003. The results of operations of Custom have been included in the consolidated statement of income from the acquisition date.





                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------

NOTE 2 - CUSTOM PRODUCTS CORPORATION ACQUISITION (CONT'D.)
----------------------------------------------------------

       The following table presents the unaudited pro forma combined results of operations of the Company and Custom Products for the three months ended September 30, 1997. The pro forma results are not necessarily indicative of the results that might have occurred had the acquisition actually taken place on July 1, 1997 or of future results of operations.

                                            Three Months Ended
                                            September 30, 1998
                                            ------------------

     Revenues.............................      $3,550,000
     Net Income...........................      $1,128,000
     Earnings Per Share:
     Basic................................         $0.22
     Diluted..............................         $0.21


NOTE 3 - CREDIT FACILITY
------------------------

     In connection with the Custom Products acquisition, the Company established a $3,500,000 unsecured credit facility through 2003. The purpose of the credit facility was to assist funding of the acquisition and to support working capital requirements. Maximum borrowings under the agreement decrease by $500,000 on each anniversary of the agreement and bear interest at the prime rate.

     The credit facility contains certain covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $5,567,000 at June 30, 1998 which increases by 50% of net income each year;
(iii) a ratio of total liabilities to tangible net worth of no more than 1.25 to 1; (iv) a ratio of minimum debt service to income of no less than 2 to 1 and (v) no two consecutive quarterly losses. The Company is in compliance with the covenants contained in the agreement.

NOTE 4 - INCOME TAXES
---------------------

     At September 30, 1998, the Company had net operating loss carry-forwards of approximately $8,741,000 which expire in years 2002 through 2007. Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". In the first quarter of fiscal 1999, the Company continued its quarterly assessment of the expected realization of its net deferred tax asset based upon its past history of earnings, current backlog of orders, dependence on a few customers for a significant percentage of sales, the cyclical nature of the seismic exploration industry and the effect of the Custom Products acquisition.





                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------





NOTE 4 - INCOME TAXES (CONT'D)
------------------------------

     Based upon this review, management concluded that future taxable income would be higher than estimated at June 30, 1998 and reduced the valuation allowance for deferred taxes by $90,000 for the quarter ended September 30, 1998. In the quarter ended September 30, 1997 the valuation allowance was reduced by $300,000.

     The amount of the net deferred tax asset recorded could be adjusted if estimates of future taxable income during the carry-forward period are revised.

     Components of income tax (benefit) expense for the three months ended September 30, 1998 and 1997 follow:

                                               September 30,   September 30,
                                                   1998            1997
                                                   ----            ----

     Current:
         State...........................         $ 90,000     $  42,000
                                                  --------     ---------

     Deferred:
         Federal.........................          (90,000)     (300,000)
                                                  ---------    ----------

     Income tax benefit..................         $    -       $(258,000)
                                                  =========    ==========


NOTE 5 - INVENTORIES
--------------------

     Inventories, net of reserves, are comprised of the following:


                                               September 30,   June 30,
                                                  1998           1998
                                                  ----           ----

         Raw materials and sub-assemblies..     $2,375,000    $2,182,000
         Work-in process...................        159,000       269,000
                                                ----------    ----------
                                                $2,534,000    $2,451,000
                                                ==========    ==========




                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------


NOTE 6 - PROPERTY AND EQUIPMENT
--------------------------------

     Property and equipment are comprised of the following:

                                       September 30,     June 30,
                                            1998           1998
                                            ----           ----

Building and leasehold improvements..    $   534,000   $   534,000
Geophysical equipment................      1,523,000     1,523,000
Machinery and equipment..............      4,267,000     4,233,000
Equipment held for rental............        822,000       822,000
                                         -----------   -----------
                                           7,146,000     7,112,000
Less accumulated depreciation........     (6,924,000)   (6,911,000)
                                         -----------   -----------
                                         $   222,000   $   201,000
                                         ===========   ===========


NOTE 7 - EARNINGS PER SHARE
---------------------------

     As required by Statement of Financial Accounting Standards No. 128 (FAS
128), "Earnings Per Share", the Company must report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds are used by the Company to purchase shares at the average market price for the period. Previously reported earnings per share have been restated to conform to FAS 128. The following is a reconciliation from basic earnings per share to diluted earnings per share for the quarters ended September 30, 1998 and 1997.


                                            AVERAGE SHARES  EARNINGS
SEPTEMBER 30, 1998            NET INCOME     OUTSTANDING    PER SHARE
------------------            ----------     -----------    ---------

Basic earnings per share      $1,535,000       5,232,478      $0.29
Effect of Dilution:
     Stock Options                               139,145
                              ----------       ---------
Diluted earnings per share    $1,535,000       5,371,623      $0.29
                              ==========       =========

SEPTEMBER 30, 1997
------------------

Basic earnings per share      $  868,000       5,075,786      $0.17
Effect of dilution:
     Stock Options                               130,910
                              ----------       ---------
diluted earnings per share    $  868,000       5,206,696      $0.17
                              ==========       =========

                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------



NOTE 8 - SEGMENT INFORMATION
----------------------------

       The Company's reportable segments are its two specific business units:
(1) seismic energy sources and (2) industrial clutches manufactured by Custom Products. The following table provides selected financial information for both of the Company's segments for the quarter ended September 30, 1999. Prior to January 1998, the Company operated in only one segment, seismic energy sources.


                                 SEISMIC ENERGY  INDUSTRIAL
                                    SOURCES       CLUTCHES      TOTAL
                                    -------       --------      -----
Revenue                             $ 4,634,000  $  726,000  $ 5,360,000
Interest income                          26,000       -           26,000
Depreciation and amortization             9,000      61,000       70,000
Income before income taxes            1,399,000     136,000    1,535,000
Segment assets                       10,780,000   6,303,000   17,083,000
Fixed asset additions                    33,000       -           33,000

The Company does not allocate income taxes to its segments.


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

     Demand for the Company's marine seismic energy sources and replacement parts is dependent upon the level of world-wide oil and gas exploration. World-wide exploration activity is dependent on oil and gas prices. Continuing low prices for oil and gas may result in reduced exploration budgets by oil companies which ultimately could result in reduced demand for the Company's marine seismic energy sources.



                                      (10)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Over the past two years the Company has financed its operations from internally generated cash flow. Cash flows from operating activities before changes in working capital items amounted to $1,515,000 for the three months ended September 30, 1998 as compared to $579,000 for the three months ended September 30, 1997. After changes in working capital items, net cash provided by operating activities totalled $1,769,000 for the three months ended September 30, 1998 as compared to $ 1,009,000 for the three months ended September 30, 1997. The Company has experienced continued growth in cash flow from operating activities because of continued increases in sales and net income.

     The Company has a $3,500,000 credit facility which matures in 2003. Maximum borrowings under the terms of the agreement decrease by $500,000 each year. Any borrowings under the agreement bear interest at the prime rate.

     Net property and equipment additions totaled $33,000 for the first quarter of fiscal 1999. Capital expenditures for plant and equipment for fiscal 1999 are expected to aggregate no more than $200,000. The Company believes that the combination of cash flow from operations and its unused credit facility will be adequate to meet anticipated capital expenditures.

     Under the terms of the asset purchase agreement for Custom Products, the Company is required to make additional payments to the former owners of Custom Products in the amount of $800,000 each year through January 2003, if net sales of Custom Products increase to specified levels. The Company expects to be able to make these payments, if required, from cash flow from operations.

     The Company is the owner of a one-half interest in its administrative and engineering building located in Norwalk, Connecticut through a joint venture agreement. The agreement expires in July 1999. Under the terms of the agreement, the Company can purchase the one-half interest owned by its joint venture partner, for $300,000. The Company is currently exploring various financial alternatives with its joint venture partner. If the Company does purchase the building, it will use cash on hand.

     On October 5, 1998, the Company announced that its board of directors approved a stock repurchase program under which the Company is authorized to buy up to 500,000 shares of its common stock in open market or private transactions. The Company will use its cash flow from operations and existing cash balances for repurchases.




                                      (11)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

YEAR 2000
---------

     The Company outlined its plan to deal with the Year 2000 issue in its June 30, 1998 Form 10-K. During the first quarter of fiscal 1999 the Company continued its program to become Year 2000 compliant and expects to be Year 2000 compliant by the middle of 1999. The cost of the Company's year 2000 program will not be material to the financial condition or results of operations. The Company believes that there will be no material disruptions in its operations from Year 2000 related issues. The Company has no contingency plan in the event that Year 2000 issues not known at the time develop or have not been considered.

RESULTS OF OPERATIONS
---------------------

     Total revenues increased 102% for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The inclusion of Custom Products, which was acquired in January 1998, accounted for 27% of the revenue increase. The remainder of the revenue growth for the quarter was a result of the continued high demand for the Company's marine seismic energy sources and replacement parts.

     Service revenue and related cost of service were insignificant for the quarter ended September 30, 1997. The Company's service operations were closed in December 1997, therefore, no service revenue or related costs of service have been reported by the Company since December 1997.

     Cost of sales as a percentage of sales increased from 49% to 52% for the quarter. The higher cost of auxiliary equipment supplied with marine air gun systems negatively impacted first quarter margins. A positive factor effecting first quarter margins was the inclusion of Custom Products, which had a slightly higher margin than the seismic energy sources sold by the Company.

     Research and development costs decreased by $5,000 for the quarter. The Company's major research and development efforts were directed to development of its new seismic energy source.

     Selling, general and administrative expenses increased by $264,000 in the first quarter of fiscal 1999 as compared to 1998. The inclusion of Custom Products caused $164,000 of the increase. An increase of $62,000 in incentive compensation expense was the other major factor responsible for the higher selling, general and administrative expense for the quarter.

     Amortization of intangible assets associated with the acquisition of Custom Products amounted to $57,000. The Company is amortizing the goodwill related to the acquisition over 20 years.

     Net interest income decreased $8,000 for the quarter. The Company used its short-term investments to provide the major portion of the funding for the Custom Products acquisition in January 1998.

     The Company continued its quarterly assessment of the realization of its deferred tax asset as required under Financial Accounting Standards No. 109 (FAS
109). The review resulted in the Company reducing the valuation allowance related to the net deferred tax assets by $90,000 in the first quarter of fiscal 1999 because of an increase in the Company's estimate of future taxable income. In the first quarter of fiscal 1997, the valuation allowance was reduced by $300,000.

                                      (12)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


     Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" was adopted by the Company for the year ended June 1998. See note 8 to the Consolidated Financial Statements for related segment disclosures.

     In the quarter ended September 30, 1998, the Company adopted "Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. In the first quarter of fiscal 1999 the Company did not have any components of comprehensive income to report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     None

                           PART II- OTHER INFORMATION
                           --------------------------

Item 6- Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits.
         ---------
       (27)  Financial Data Schedule.

     (b) Reports on Form 8-K.
         --------------------

     The Company filed a Current Report on Form 8-K dated October 5, 1998, with the Securities and Exchange Commission with respect to its stock repurchase program. The item reported was Item 5. - "Other Events."


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    /s/ Raymond M. Soto
                                    -----------------------
                                    Chairman, President and Chief Executive
                                    Officer
                                    (Principal Financial Officer)


                                    /s/ Alan Levy
                                    -----------------------------
                                    Vice President-Finance
                                    Secretary  and Treasurer
                                    (Principal Accounting Officer)



November 2, 1998

                                      (13)