Form 10-Q
period 1998-12-31
BOLT TECHNOLOGY CORP
filed 1999-01-22
CIK 354655

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:  DECEMBER 31, 1998

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

                                                       Yes [X]      No [_]

At January 19, 1999 there were 5,298,354 shares of common stock, without par value, outstanding.

                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----

                                                                     Page Number
                                                                     -----------
Part I -  Financial Information:

Item 1.   Consolidated statements of income - three and
          six months ended December 31, 1998 and 1997                       3

          Consolidated balance sheets -
          December 31, 1998 and June 30, 1998                               4

          Consolidated statements of cash flows -
          six months ended December 31, 1998 and 1997                       5

          Notes to consolidated financial statements                     6-10

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                           10-13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       13

Part II - Other Information:

Item 4  - Submission of Matters to a Vote of Security Holders              13

Item 6  - Exhibits and reports on Form 8-K                                 13

          Signatures                                                       13

                                      (2)

                        PART I - FINANCIAL INFORMATION
                          BOLT TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                     _____________________________________

                                           Three Months Ended          Six Months Ended
                                              December 31,               December 31,
                                        -----------------------   --------------------------
                                           1998         1997          1998           1997
                                        ----------   ----------   -----------     ----------
REVENUES:
  Sales................................ $5,849,000   $3,745,000   $11,209,000     $6,392,000
  Service..............................          -        5,000             -         15,000
                                        ----------   ----------   -----------     ----------
                                         5,849,000    3,750,000    11,209,000      6,407,000
                                        ----------   ----------   -----------     ----------

COSTS AND EXPENSES:
  Cost of sales........................  2,886,000    2,106,000     5,689,000      3,410,000
  Cost of service......................          -       35,000             -         80,000
  Research and development.............    112,000       51,000       162,000        106,000
  Selling, general and administrative..    903,000      722,000     1,844,000      1,399,000
  Amortization of intangibles..........     57,000            -       114,000              -
  Interest income, net.................    (37,000)     (48,000)      (63,000)       (82,000)
                                        ----------   ----------   -----------     ----------
                                         3,921,000    2,866,000     7,746,000      4,913,000
                                        ----------   ----------   -----------     ----------

 Income before income taxes............  1,928,000      884,000     3,463,000      1,494,000

Provision (benefit) for income taxes...    147,000     (100,000)      147,000       (358,000)
                                        ----------   ----------   -----------     ----------
      Net income....................... $1,781,000   $  984,000   $ 3,316,000     $1,852,000
                                        ==========   ==========   ===========     ==========

Earnings per share:
  Basic................................ $     0.34   $     0.19   $     0.63      $     0.36
  Diluted.............................. $     0.33   $     0.19   $     0.62      $     0.36

Shares Outstanding:
  Basic................................  5,262,882    5,077,920    5,247,680       5,076,853
  Diluted..............................  5,351,722    5,219,603    5,361,673       5,213,150

See Notes to Consolidated Financial Statements.

                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                                    December 31,     June 30,
                                                       1998            1998
                                                    (unaudited)
                                                    -----------    ------------
Current Assets:
  Cash and cash equivalents......................   $ 3,404,000    $  1,317,000
  Accounts receivable, net.......................     5,123,000       5,002,000
  Inventories....................................     2,814,000       2,451,000
  Deferred income taxes..........................     1,038,000       1,060,000
  Other..........................................        80,000          89,000
                                                    -----------    ------------
     Total current assets........................    12,459,000       9,919,000
                                                    -----------    ------------

Goodwill, net....................................     4,227,000       4,339,000
Property and Equipment, net......................       244,000         201,000
Deferred Income Taxes............................     2,113,000       1,945,000
Other Assets.....................................        53,000          58,000
                                                    -----------    ------------
                                                    $19,096,000    $ 16,462,000
                                                    ===========    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable...............................   $ 1,353,000    $  1,717,000
  Accrued liabilities............................     1,343,000       1,702,000
                                                    -----------    ------------
     Total current liabilities...................     2,696,000       3,419,000
                                                    -----------    ------------

Stockholders' Equity:
  Common stock, without par value................    25,617,000      25,576,000
  Accumulated deficit............................    (9,217,000)    (12,533,000)
                                                    -----------    ------------
    Total stockholders' equity...................    16,400,000      13,043,000
                                                    -----------    ------------
                                                    $19,096,000    $ 16,462,000
                                                    ===========    ============

See Notes to Consolidated Financial Statements.

                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         _____________________________


                                                           Six Months Ended
                                                             December 31,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................ $3,316,000   $1,852,000
 Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization......................    142,000       20,000
    Deferred income taxes..............................    (68,000)    (450,000)
                                                        ----------   ----------
                                                         3,390,000    1,422,000
 Change in Operating Assets and Liabilities
    Accounts receivable................................   (121,000)    (231,000)
    Inventories........................................   (363,000)      95,000
    Other assets.......................................    (67,000)     (28,000)
    Accounts payable and accrued liabilities...........   (723,000)   1,015,000
                                                        ----------   ----------

    Net cash provided by operating activities..........  2,116,000    2,273,000
                                                        ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment....................    (70,000)     (22,000)
                                                        ----------   ----------
    Net cash used in investing activities..............    (70,000)     (22,000)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options.............................     41,000        4,000
                                                        ----------   ----------
    Net cash provided by financing activities..........     41,000        4,000
                                                        ----------   ----------

Net increase in cash and cash equivalents.............. $2,087,000   $2,255,000
                                                        ==========   ==========

Supplemental disclosure of cash flow information:
 Income taxes paid..................................... $  328,000   $  128,000


See Notes to Consolidated Financial Statements.

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

NOTE-1- BASIS OF PRESENTATION
-----------------------------

     The consolidated balance sheet as of December 31, 1998, the consolidated statements of income for the three-month and six-month periods ended December 31, 1998 and 1997 and the consolidated statements of cash flows for the six-month periods ended December 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the December 31, 1998 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" was adopted by the Company for the year ended June 1998. See Note 8 to the consolidated financial statements for related segment disclosure.

     In the quarter ended September 30, 1998, the Company adopted "Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. For the first six months of fiscal 1999, the Company did not have any components of comprehensive income to report.

NOTE 2 - CUSTOM PRODUCTS CORPORATION ACQUISITION
------------------------------------------------

     On January 6, 1998 the Company completed the acquisition of Custom Products Corporation ("Custom") pursuant to the terms of an asset purchase agreement. Custom is a manufacturer of miniature precision mechanical and pneumatic slip clutches sold under the "Polyclutch" tradename.

     The purchase price of the Custom's assets acquired included (i) $4,971,000 in cash; (ii) 135,000 shares of common stock valued at $881,000; (iii) acquisition costs of $208,000 and (iv) contingent cash payments. Such contingent cash payments could equal $4,000,000 and are dependent on the net sales of Custom for the period January 1, 1998 to December 31, 2003. For the period January 1, 1998 to December 31, 1998, Custom's sales were not sufficient to require the Company to make a contingent payment. Contingent payments due under the agreement could still total $4,000,000 if the sales of Custom Products for the annual periods to December 31, 2003 meet specified levels. The results of operations of Custom Products have been included in the consolidated statement of income from the acquisition date.

                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------

NOTE 2 - CUSTOM PRODUCTS CORPORATION ACQUISITION  (CONT'D.)
-------------------------------------------------

     The following table presents the unaudited pro forma combined results of operations of the Company and Custom Products for the six months ended December 31, 1997. The pro forma results are not necessarily indicative of the results that mights have occurred had the acquisition actually taken place on July 1, 1997 or of future results of operations.

                                                       Six Months Ended
                                                       December 31, 1997
                                                       -----------------
     Revenues.......................................       $8,044,000
     Net Income.....................................        2,313,000
     Earnings per share.............................                -
     Basic..........................................       $     0.44
     Diluted........................................       $     0.43

NOTE 3 - CREDIT FACILITY
------------------------

     In connection with the Custom Products acquisition, the Company established a $3,500,000 unsecured credit facility through 2003. The purpose of the credit facility was to assist the funding of the acquisition and to support working capital requirements. Maximum borrowings under the agreement decrease by $500,000 on each anniversary of the agreement and bear interest at the prime rate.

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


NOTE 4 - INCOME TAXES
---------------------

     At December 31, 1998, the Company had net operating loss carry-forwards of approximately $6,850,000 which expire in the years 2002 through 2007. Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". In the first six months of fiscal 1999 the Company continued its quarterly assessment of the expected realization of its net deferred tax assets based upon its past history of earnings, current sales backlog, dependence on a few customers for a significant percentage of sales, the cyclical nature of the seismic exploration industry and the effect of the Custom Products acquisition.

                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------



NOTE 4 - INCOME TAXES (CONT'D.)
---------------------

     Based upon this review, management has concluded that future taxable income would be sufficient to utilize all of the remaining nol's available and has reflected the net tax benefit of the nol's as an asset on the accompanying balance sheet. For the first six months of fiscal 1999, the Company reduced the valuation allowance for deferred taxes by $68,000 ($450,000 - 1998).

     The amount of the net deferred tax asset recorded could be adjusted if estimates of future taxable income during the carry-forward period are revised.


     Components of income tax (benefit) expense for the six months ended December 31, 1998 and 1997 follow:

                                             December 31,   December 31,
                                                 1998           1997
                                             -------------  -------------
     Current:
         State............................      $215,000      $  92,000
                                                --------      ---------
     Deferred:
         Federal..........................       (68,000)      (450,000)
                                                --------      ---------

     Income tax expense (benefit).........      $147,000      $(358,000)
                                                ========      =========

NOTE 5 - INVENTORIES
--------------------

     Inventories, net of reserves, are comprised of the following:

                                                       December 31,   June 30,
                                                           1998         1998
                                                       ------------  ----------
         Raw materials and sub-assemblies..........     $2,533,000  $2,182,000
         Work-in process...........................        281,000     269,000
                                                        ----------  ----------

                                                        $2,814,000  $2,451,000
                                                        ==========  ==========

                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)
                                  -----------


NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment are comprised of the following:

                                                     December 31,     June 30,
                                                         1998           1998
                                                     -------------  ------------
Building and leasehold improvements...............    $   534,000   $   534,000
Geophysical equipment.............................        611,000     1,523,000
Machinery and equipment...........................      4,302,000     4,233,000
Equipment held for rental.........................        480,000       822 000
                                                      -----------   -----------
                                                        5,927,000     7,112,000
    Less accumulated depreciation.................     (5,683,000)   (6,911,000)
                                                      -----------   -----------
                                                      $   244,000   $   201,000
                                                      ===========   ===========

NOTE 7 - EARNINGS PER SHARE
---------------------------

     The following table sets forth the computation of basic and diluted earnings per share.

                                                      Three Months Ended        Six Months Ended
                                                         December 31,             December 31,
                                                       ---------------          ----------------
                                                       1998       1997          1998        1997
                                                       ----       ----          ----        ----
     Net earnings available to common
       stockholders...............................  $1,781,000  $  984,000  $3,316,000  $1,852,000
                                                    ==========  ==========  ==========  ==========

     Weighted average number of common
       shares outstanding.........................   5,262,882   5,077,920   5,247,680   5,076,853

     Common stock equivalents - stock options.....      88,840     141,683     113,993     136,297
                                                    ----------  ----------  ----------  ----------

     Weighted average number of common shares
        and common share equivalents outstanding     5,351,722   5,219,603   5,361,673   5,213,150
                                                    ==========  ==========  ==========  ==========

     Basic earnings per share                       $     0.34  $     0.19  $     0.63  $     0.36
     Diluted earnings per share                     $     0.33  $     0.19  $     0.62  $     0.36

                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------


NOTE 8 - SEGMENT INFORMATION
----------------------------

     The Company's reportable segments are its two specific business units: (1) seismic energy sources and (2) industrial clutches manufactured by Custom Products. The following table provides selected financial information for both of the Company's segments for the first six months of fiscal 1999. Prior to January 1998, the Company operated in only one segment, seismic energy sources.

                                  SEISMIC ENERGY INDUSTRIAL
                                      SOURCES     CLUTCHES      TOTAL
                                    -----------  ----------  -----------
Revenue                             $ 9,811,000  $1,398,000  $11,209,000
Interest Income                          63,000           -       63,000
Depreciation and amortization            18,000     124,000      142,000
Income before income taxes            3,227,000     236,000    3,463,000
Segment assets                       12,903,000   6,193,000   19,096,000
Fixed asset additions                    55,000      15,000       70,000

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

                                     (10)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has financed its operations principally from internally generated cash flow. Cash flow from operating activities before changes in working capital items amounted to $3,390,000 for the six months ended December 31, 1998 as compared to $1,422,000 for the same period last year. After changes in working capital items, net cash provided by operating activities totalled $2,116,000 for the six months ended December 31, 1998 as compared to $2,273,000 for the six months ended December 31, 1997. The significant net cash provided by operating activities experienced by the Company has been the result of continued increases in sales and net income.

     The Company has a $3,500,000 credit facility which matures in 2003. Available borrowings under the terms of the agreement decrease by $500,000 each year. Any borrowings under the agreement bear interest at the prime rate.

     Net property and equipment additions totaled $70,000 for the first six months of fiscal 1999. Capital expenditures for plant and equipment for fiscal 1999 are expected to aggregate no more than $150,000. The Company believes that the combination of cash flow from operations and its unused facility will be adequate to meet anticipated capital expenditures.

     Under the terms of the asset purchase agreement for Custom Products (See
Note 2), the Company is required to make additional payments to the former owners of Custom Products in the amount of $800,000 each year through January 2003 if net sales of Custom Products increase to certain levels. The Company expects to be able to make these payments, if required, from operating cash flow. Because the sales of Custom Products for the period January 1, 1998 to December 31, 1998 did not meet the amount specified in the purchase agreement, the Company will not have to make the contingent $800,000 payment due February 1999. It is still possible that total contingent payments of $4,000,000 could be required if sales of Custom Products increase to the amounts contained in the asset purchase agreement.

     The Company is the owner of a one-half interest in its administrative and engineering building located in Norwalk, Connecticut through a joint venture agreement. The agreement expires in July 1999. Under the terms of the agreement, the Company can purchase the one-half interest owned by its joint venture partner for $300,000. The Company is currently exploring various financial alternatives with its joint venture partner. If the Company does purchase the building, it will use cash on hand.

     On October 5, 1998, the Company announced that its board of directors approved a stock repurchase program under which the Company is authorized to buy up to 500,000 shares of its common stock in open market or private transactions. The Company will use its cash flow from operations and existing cash balances for repurchases. The Company has not repurchased any shares.

                                      (11)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------------------------------


YEAR 2000
---------

     The Company outlined its plan to deal with the Year 2000 issue in its June 30, 1998 Form 10-K. During the first six months of fiscal 1999 the Company continued its Year 2000 program and expects to be compliant by mid-1999. The cost of the Company's program will not be material to the financial condition or results of operations. The Company believes that there will be no material disruptions in its operations from Year 2000 related issues. The Company has no contingency plan in the event that Year 2000 issues not known at this time develop or have not been considered. The Company has not considered the potential impact of problems involving third parties such as telecommunications or banking service providers.


RESULTS OF OPERATIONS
---------------------

     Total revenue increased 56% for the second quarter and 75% for the first six months of fiscal 1999. The inclusion of Custom Products, acquired in January 1998, accounted for 32% of the revenue increase for the quarter and 29% of the revenue increase for the first six months ended December 31, 1998. The remainder of the revenue increase came from increased shipments of marine seismic energy sources and replacement parts.

     Because of the weak outlook for the type of seismic service provided by the Company, the decision was made to close the service operations in December 1997. No service revenue or related costs of service have been reported by the Company since December 1997.

     Cost of sales as a percentage of sales decreased from 56% to 49% for the quarter and from 53% to 51% for the six month period. The primary factor contributing to increased margins for the fiscal 1999 period was the higher auxiliary equipment purchased for resale in the fiscal 1998 periods which have lower margins than the Company's proprietary energy sources and replacement parts. The inclusion of Custom Products in fiscal 1999 also positively affected operating margins.

     Research and development increased $61,000 for the second quarter of fiscal 1999 and $56,000 for the six month period. The higher level of research and development costs reflect the Company's efforts to complete the development of its new seismic energy source.

     Selling, general and administrative expenses increased $181,000 for the second quarter and $445,000 for the six months ended December 31, 1998. The inclusion of Custom Products represented $165,000 of the increase in the second quarter and $330,000 for the year to date period. The remainder of the increase in selling, general administrative expense related to the increase in incentive compensation expense of $48,000 for the quarter and $110,000 for the six month period.

     Amortization of the intangible assets associated with the acquisition of Custom Products amounted to $57,000 for the quarter and $114,000 for six months. The Company is amortizing the goodwill over 20 years.

     Net interest income decreased $11,000 for the quarter and $19,000 for the six months. The lower level of interest income for each period was caused by the lower balance of short-term investments.

     The Company continued its quarterly assessment of the realization of its deferred tax assets as required by FAS 109. The review resulted in the Company reducing the valuation allowance for its net deferred tax asset by $68,000 for the six months ended December 31, 1998. For the six months ended December 31, 1997 the valuation allowance was reduced by $450,000.

                                     (12)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

     Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" was adopted by the Company for the year ended June 30, 1998. See note 8 to the Consolidated Financial Statements for related segment disclosures.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
     None

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The 1998 Annual Meeting of Stockholders of the Company was held on November 24, 1998 for the following purpose: the election of two directors, each for a three year term expiring in 2001.

     The vote tabulation in the election of directors was as follows: John H. Larson received 4,624,958 affirmative votes with 9,925 votes withheld; Gerald H. Shaff received 4,601,558 affirmative votes with 33,325 votes withheld.

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
 -----------------------------------------
     (a)  Exhibits.
          --------
             (27)  Financial Data Schedule.

     (b)  Reports on Form 8-K.
          --------------------
           No reports on Form 8-K were filed by the Company during October, November, or December 1998.


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

January 22, 1999
                                     (13)