Form 10-Q
period 1999-03-31
BOLT TECHNOLOGY CORP
filed 1999-05-03
CIK 354655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1999

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

                                                            Yes [ X ]    No [ ]

At April 24, 1999 there were 5,370,378 shares of common stock, without par value, outstanding.

                           BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                      INDEX
                                      -----

                                                                        Page Number
                                                                        -----------
Part I -  Financial Information:

Item 1.   Financial Statements.

        Consolidated statements of income - three and
          nine months ended March 31, 1999 and 1998........................    3

        Consolidated balance sheets -
          March  31, 1999 and June 30, 1998................................    4

        Consolidated statements of cash flows -
          nine months ended March  31, 1999 and 1998.......................    5

        Notes to consolidated financial statements.......................... 6-10

Item 2. Management's discussion and analysis of financial
          condition and results of operations.............................. 11-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........    14

Part II - Other Information:

Item 6. Exhibits and reports on Form 8-K ..................................    14

Signatures.................................................................    14

                                      (2)

                         PART I - FINANCIAL INFORMATION
                           BOLT TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                    _____________________________________

                                            Three Months Ended         Nine Months Ended
                                                 March 31,                  March 31,
                                            ------------------     -------------------------
                                            1999         1998         1999          1998
                                         ----------   ----------   -----------   -----------
Revenues:
  Sales................................  $4,618,000   $5,117,000   $15,827,000   $11,509,000
  Service..............................       -            -             -            15,000
                                         ----------   ----------   -----------   -----------

                                          4,618,000    5,117,000    15,827,000    11,524,000
                                         ----------   ----------   -----------   -----------

Costs and Expenses:
  Cost of sales........................   2,460,000    2,973,000     8,149,000     6,383,000
  Cost of service......................       -            -             -            80,000
  Research and development.............     127,000       54,000       289,000       160,000
  Selling, general and administrative..     893,000      817,000     2,737,000     2,216,000
  Amortization of intangibles..........      57,000       57,000       171,000        57,000
  Interest income, net.................     (46,000)      (7,000)     (109,000)      (89,000)
                                         ----------   ----------   -----------   -----------
                                          3,491,000    3,894,000    11,237,000     8,807,000
                                         ----------   ----------   -----------   -----------

 Income before income taxes............   1,127,000    1,223,000     4,590,000     2,717,000

Provision (benefit) for income taxes        419,000        -           566,000      (358,000)
                                         ----------   ----------   -----------   -----------

      Net income.......................  $  708,000   $1,223,000   $ 4,024,000   $ 3,075,000
                                         ==========   ==========   ===========   ===========

Earnings per share:
  Basic................................     $0.13       $ 0.23       $ 0.76       $ 0.60
  Diluted..............................     $0.13       $ 0.23       $ 0.75       $ 0.59

Shares Outstanding:
  Basic................................   5,306,886    5,204,093     5,267,415     5,119,266
  Diluted..............................   5,365,893    5,335,892     5,363,079     5,254,064

See Notes to Consolidated Financial Statements.

                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                     ASSETS
                                     ------

                                                                March 31,
                                                                 1999           June 30,
                                                              (unaudited)        1998
                                                              -----------    ------------
Current Assets:
  Cash and cash equivalents ..............................    $ 6,326,000    $  1,317,000
  Accounts receivable, net ...............................      3,102,000       5,002,000
  Inventories ............................................      2,750,000       2,451,000
  Deferred income taxes ..................................        893,000       1,060,000
  Other ..................................................        138,000          89,000
                                                              ------------    -----------
            Total current assets .........................     13,209,000       9,919,000
                                                              ------------   ------------

Goodwill, net ............................................      4,172,000       4,339,000
Property and Equipment, net ..............................        235,000         201,000
Deferred Income Taxes ....................................      1,914,000       1,945,000
Other Assets .............................................        132,000          58,000
                                                              ------------   ------------
                                                               $19,662,00    $ 16,462,000
                                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable .......................................   $  1,024,000    $  1,717,000
  Accrued liabilities ....................................      1,530,000       1,702,000
                                                              ------------    -----------
        Total current liabilities ........................      2,554,000       3,419,000
                                                              ------------   ------------
Stockholders' Equity:
  Common  stock ..........................................     25,617,000      25,576,000
  Accumulated deficit ....................................     (8,509,000)    (12,533,000)

            Total stockholders' equity ...................     17,108,000      13,043,000
                                                             ------------     -----------
                                                             $ 19,662,000     $16,462,000
                                                             ============     ===========


See Notes to Consolidated Financial Statements.



                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         _____________________________


                                                                        Nine Months Ended
                                                                           March 31,
                                                                        ---------------
                                                                      1999           1998
                                                                      ----           ----
Cash Flows From Operating Activities:
    Net income ....................................................   $ 4,024,000    $ 3,075,000
    Adjustments to reconcile net income to
     cash provided by operating activities:
      Depreciation and amortization ...............................       214,000         91,000
      Deferred income taxes .......................................       293,000       (538,000)
                                                                       -----------    -----------
                                                                        4,531,000      2,628,000
    Change in Operating  Assets and Liabilities
      Accounts receivable .........................................     1,900,000     (1,074,000)
      Inventories .................................................      (299,000)       283,000
      Other assets ................................................      (224,000)       (64,000)
      Accounts payable and accrued liabilities ....................      (865,000)     1,492,000
                                                                       -----------    -----------

      Net cash provided by operating activities ...................     5,043,000      3,265,000
                                                                       -----------    -----------

Cash Flows From Investing Activities:
    Acquisition of the net assets of Custom Products ..............          -        (4,974,000)
    Purchase of property and equipment ............................       (75,000)       (24,000)
                                                                       -----------    -----------
      Net cash used in investing activities .......................       (75,000)    (4,998,000)
                                                                       -----------    -----------

Cash Flows From Financing Activities:
    Exercise of stock options .....................................        41,000          4,000
    Borrowings from bank ..........................................          -           800,000
    Payments of long-term debt ....................................          -        (1,076,000)
                                                                       -----------    -----------
      Net cash provided by (used in) financing activities.......           41,000       (272,000)
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents ..............   $ 5,009,000    $(2,005,000)
                                                                       ===========    ===========
Supplemental disclosure of cash flow information:
Interest paid .....................................................          -             6,000
Income taxes paid .................................................   $   382,000    $   207,000
Common stock issued in connection with acquisition ................          -       $   881,000

See Notes to Consolidated Financial Statements.


                                       (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------


Note 1 - Basis of Presentation
------------------------------

     The consolidated balance sheet as of March 31, 1999, the consolidated statements of income for the three-month and nine-month periods ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the nine-month periods ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the March 31,1999 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" was adopted by the Company for the year ended June 1998. See Note 8 to the consolidated financial statements for related segment disclosure.

     In the quarter ended September 30, 1998, the Company adopted "Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. For the first nine months of fiscal 1999, the Company did not have any components of comprehensive income to report.


Note 2 - Custom Products Corporation Acquisition
------------------------------------------------

     On January 6, 1998 the Company completed the acquisition of Custom Products Corporation ("Custom") pursuant to the terms of an asset purchase agreement. Custom is a manufacturer of precision mechanical and pneumatic slip clutches sold under the "Polyclutch" tradename.

     The purchase price of the assets acquired included (i) $4,971,000 in cash;
(ii) 135,000 shares of common stock valued at $881,000; (iii) estimated acquisition costs of $208,000 and (iv) contingent cash payments. Such contingent cash payments could total $4,000,000 and are dependent on the annual increases in the net sales of Custom for the period January 1, 1998 to December 31, 2003. The results of operations of Custom have been included in the consolidated statement of income from the acquisition date.


                                       (6)

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------


 Note 2 - Custom Products Corporation Acquisition  (cont'd.)
 -------------------------------------------------

     The following table presents the unaudited pro forma combined results of operations of the Company and Custom Products for the nine months ended March 31, 1998. The pro forma results are not necessarily indicative of the results that might have occurred had the acquisition actually taken place on July 1, 1997 or of future results of operations


                                        Nine Months Ended
                                          March 31, 1998
                                          --------------

                Revenues..................  $13,161,000
                Net Income................  $ 3,536,000
                Earnings per share........  $      0.68
                Diluted...................  $      0.66


Note 3 - Credit Facility
------------------------

     The Company has a $3,000,000 unsecured credit facility with a term to January 2003. Maximum borrowings under the facility decrease by $500,000 on each January and bear interest at the prime rate.

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


Note 4 - Income Taxes
---------------------

     At March 31, 1999, the Company had net operating loss carry-forwards of approximately $5,849,000 which expire in the years 2002 through 2007. Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". For the first nine months of fiscal 1999 the Company continued its quarterly assessment of the expected realization of its net deferred tax assets based upon its past history of earnings, current sales backlog, dependence on a few customers for a significant percentage of sales, the cyclical nature of the seismic exploration industry and the effect on the taxable income of the Custom Products acquisition. Based upon this review, management has concluded that future taxable income will be sufficient to utilize all of the remaining nol's available and has reflected the net tax benefit of the nol's as an asset on the accompanying balance sheet.

                                       (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------

Note 4 - Income Taxes (cont'd.)
---------------------

For the nine months ended March 31, 1998, the Company reduced the valuation allowance for deferred taxes by $1,538,000. As required by FAS 109, $1,000,000 of the reduction in the valuation allowance was reflected in the allocation of the purchase price of Custom and $538,000 was reflected as an income tax benefit in the March 31, 1999 consolidated statement of income.

     The amount of the net deferred tax asset recorded could be adjusted if estimates of future taxable income during the carry-forward period are revised.

     Components of income tax (benefit) expense for the nine months ended March 31, 1999 and 1998 follow:


                                       March 31,         March 31,
                                         1999              1998
                                         ----              ----
     Current:
         State ....................   $ 273,000         $ 180,000
     Deferred:
         Federal ..................     293,000          (538,000)
                                      ---------         ---------

     Income tax expense (benefit)..   $ 566,000         $(358,000)
                                      =========         =========


Note 5 - Inventories
--------------------

     Inventories, net of reserves, are comprised of the following:


                                        March 31,        June 30,
                                         1999              1998
                                         ----              ----

Raw materials and sub-assemblies ..  $2,559,000        $2,182,000
Work-in process ...................     191,000           269,000
                                      ---------         ---------

                                     $2,750,000        $2,451,000
                                      =========         =========


                                       (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)
                                  -----------


Note 6 - Property and Equipment
-------------------------------

     Property and equipment are comprised of the following:

                                                  March 31,     June 30,
                                                    1999          1998
                                                    ----          ----

        Building and leasehold improvements..  $   534,000   $   534,000
        Geophysical equipment................      460,000     1,523,000
        Machinery and equipment..............    4,307,000     4,233,000
        Equipment held for rental............      480,000       822,000
                                                -----------  ------------
                                                 5,781,000     7,112,000
        Less accumulated depreciation........   (5,546,000)   (6,911,000)
                                                -----------  ------------
                                                  $235,000      $201,000
                                                  ========     =========

Note 7 - Earnings Per Share
---------------------------


     The following table sets forth the computation of basic and diluted earnings per share.

                                                For the Three Months Ended  For the Nine Months Ended
                                                        March 31,                   March 31,
                                                --------------------------  -------------------------
                                                     1999          1998          1999         1998
                                                     ----          ----          ----         ----
Net earnings available to common
    stockholders                                 $  708,000     $1,223,000    $4,024,000   $3,075,000
Weighted average number of common
    shares outstanding                            5,306,886      5,204,093     5,267,415    5,119,266
Common stock equivalents - stock options             59,007        131,799        95,664      134,798
                                                  ---------     ----------    ----------   ----------
Weighted average number of common shares
    and common share equivalents outstanding      5,365,893      5,335,892     5,363,079    5,254,064
                                                 ==========     ==========    ==========   ==========

Basic earnings per share                         $     0.13     $     0.23    $     0.76   $     0.60
Diluted earnings per share                       $     0.13     $     0.23    $     0.75   $     0.59


Note 8 - Segment Information
----------------------------

     The Company's reportable segments are its two specific business units: (1) seismic energy sources and (2) industrial clutches manufactured by Custom Products. The following table provides selected financial information for both of the Company's segments for the nine months ended March 31, 1999 and 1998. Prior to January 1998 the Company operated in only one segment, seismic energy sources.

                                       (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 8 - Segment Information (cont'd.)
----------------------------

                                    Seismic Energy Industrial
Nine Months Ended March 31, 1999        Sources    Clutches        Total
--------------------------------        -------    --------        -----

Revenue                             $13,701,000  $2,126,000  $15,827,000
Interest income, net                    109,000       -          109,000
Depreciation and amortization            28,000     186,000      214,000
Income before income taxes            4,187,000     403,000    4,590,000
Segment assets                       13,388,000   6,274,000   19,662,000
Fixed asset additions                    60,000      15,000       75,000


                                   Seismic Energy Industrial
Nine Months Ended March 31, 1998        Sources    Clutches        Total
--------------------------------        -------    --------        -----

Revenue                             $10,717,000  $  807,000  $11,524,000
Interest income, net                     89,000       -           89,000
Depreciation and amortization            29,000      62,000       91,000
Income before income taxes            2,531,000     186,000    2,717,000
Segment assets                        7,320,000   6,670,000   13,990,000
Fixed asset additions                    24,000           -       24,000

The Company does not allocate taxes to its segments.



Note - 9 A-G Geophysical Products, Inc. Acquisition
---------------------------------------------------

     On April 20, 1999, the Company acquired all of the outstanding common stock of A-G Geophysical Products, Inc. ("AG"). AG manufactures underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers used in the marine seismic industry. The purchase price totalled $13,600,000 and consisted of $6,100,000 in cash, a note to the selling shareholder for $7,000,000 and 63,492 shares of common stock valued at $500,000. The note has a final maturity of April 2002, bears interest at 8.25% and requires minimum principal payments of $425,000 per quarter. The Company has pledged the assets and common stock of AG as collateral for the note.

     The transaction will be accounted for by the purchase method and, accordingly, the operations of AG will be included in the consolidated results of operations from the date of closing.



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

     Demand for the Company's marine seismic energy sources and replacement parts is dependent upon the level of world-wide oil and gas exploration and the profitability of oil and gas companies and seismic contractors. World-wide exploration activity is dependent on the supply and demand for oil and gas, oil and gas prices and development costs. Continuing low prices for oil and gas has resulted in reduced exploration budgets by oil companies which ultimately could effect the demand for the Company's marine seismic energy sources.
Consolidation in the oil industry could also negatively impact demand for the Company's products.

Liquidity and Capital Resources
-------------------------------

       The Company has financed its operations principally from internally generated cash flow. Cash flow from operating activities before changes in operating assets and liabilities amounted to $4,531,000 for the nine months ended March 31, 1999 as compared to $2,628,000 for the same period last year. After changes in operating assets and liabilities, net cash provided by operating activities totalled $5,043,000 for the nine months ended March 31, 1999 as compared to $3,265,000 for the nine months ended March 31, 1998. The significant net cash provided by operating activities experienced by the Company has been the result of continued increases in sales and net income. The most significant change in operating assets and liabilities for the nine months ended March 31,1999 was the $1,900,000 reduction in accounts receivable from June 30, 1998.

     The company has a $3,000,000 credit facility which matures in 2003. Available borrowings under the terms of the agreement decrease by $500,000 each year. Any borrowings under the agreement bear interest at the prime rate.

     Net property and equipment additions totaled $75,000 for the first nine months of fiscal 1999. Capital expenditure needs for plant and equipment for fiscal 1999 are expected to aggregate no more than $125,000. The Company believes that the combination of cash flow from operations and its unused facility will be adequate to meet anticipated capital expenditures.

     Under the terms of the asset purchase agreement for Custom Products (See
Note 2), the Company is required to make additional payments to the former owners of Custom Products in the amount of $800,000 each year through January 2003 if net sales of Custom Products increase to certain levels. The Company expects to be able to make these payments, if required, from operating cash flow. Because the sales of Custom Products for the period January 1, 1998 to December 31, 1998 did not meet the amount specified in the purchase agreement, the Company did not have to make the contingent $800,000 payment due February 1999. It is still possible that total contingent payments of $4,000,000 could be required if sales of Custom Products increase to the amounts required by the asset purchase agreement.


                                      (11)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Liquidity and Capital Resources (cont'd.)
-------------------------------

     The Company is the owner of a one-half interest in its administrative and engineering building located in Norwalk, Connecticut, through a joint venture agreement. The agreement expires in July 1999. Under the terms of the agreement, the Company can purchase the one-half interest owned by its joint venture partner for $300,000. The Company is currently exploring various financial alternatives with its joint venture partner. If the Company does purchase the building, it will use cash on hand.

     On October 5, 1998, the Company announced that its board of directors approved a stock repurchase program under which the Company is authorized to buy up to 500,000 shares of its common stock in open market or private transactions. The Company will use its cash flow from operations and existing cash balances for repurchase. The Company has not repurchased any shares.

In connection with the acquisition of A-G Geophysical Products, Inc. in April 1999 the Company issued a $7,000,000 note to the selling shareholder for a portion of the $13,600,000 purchase price. The note, which has a final maturity in April 2002, bears interest at 8.25% and requires minimum principal payments of $425,000 per quarter. The Company has pledged the assets and common stock of AG Geophysical Products, Inc. as collateral for the note.

Year 2000
---------

     The Company outlined its plan to deal with the Year 2000 issue in its June 30, 1998 Form 10-K. During the first nine months of fiscal 1999 the Company continued its Year 2000 program and expects to be compliant by mid-1999. The cost of the Company's program will not be material to the financial condition or results of operations. The Company believes that there will be no material disruptions in its operations from Year 2000 related issues. The Company has no contingency plan in the event that Year 2000 issues not known at this time develop or have not been considered. The Company has not considered the potential impact of problems involving third parties such as telecommunications or banking service providers.

Results of Operations
---------------------

Third Quarter of Fiscal 1999 Compared to Third Quarter of Fiscal 1998
---------------------------------------------------------------------

     Revenue decreased 10% to $4,618,000 for the third quarter of 1999 from $5,117,000 for the third quarter of 1998. The Company's customers reduced the level of expenditures for seismic equipment in response to the continued low level of oil prices and oil company mergers which delayed seismic data acquisition projects.

          Cost of sales as a percentage of sales decreased from 58% in the third quarter of 1998 to 53% in the third quarter of 1999. The higher cost percentage in 1998 was caused by a greater percentage of auxiliary equipment sold as components of air gun systems which have lower margins than the Company's proprietary equipment.

     Research and development costs increased $73,000 for the quarter as the Company incurred additional expenses in connection with the testing of its new marine seismic energy source.



                                      (12)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------------------------------

Third Quarter of Fiscal 1999 Compared to Third Quarter of Fiscal 1998 (cont'd.)
---------------------------------------------------------------------

     Selling general and administrative expenses increased $76,000 for the quarter. The Company increased its provision for bad debts by $35,000 relating to a customer's filing for creditor protection. An increase of $10,000 in sales commissions at Custom Products also contributed to the increase in selling, general and administrative expenses.

     Amortization of intangible assets associated with the acquisition of Custom Products amounted to $57,000 in each period. The Company is amortizing the goodwill from the acquisition over a twenty year period.

      Interest income, net increased $39,000 for the quarter because of higher balances of short-term investments generated from operating cash flow.

     The Company provided for income taxes at an effective rate of 37% in the third quarter of 1999, because all tax benefits associated with the Company's net operating loss carry-forwards had been reflected on the Company's December 31, 1998 balance sheet. Because of the anticipated level of future taxable income, the Company believes that realization of these tax assets are more likely than not. In the third quarter of 1998, the Company reduced the valuation allowance related to its deferred tax assets by $88,000 which offset the state tax expense.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998
-----------------------------------------------------------------------------

     Revenue for the first nine months of fiscal 1999 increased 37% to $15,827,000 from $11,524,000 for the 1998 period. The inclusion of Custom Products for nine months of 1999 accounted for $1,349,000 of the revenue increase. The remainder of the revenue increase reflects the expansion of the world-wide fleet of seismic vessels by the Company's customers during the first six months of fiscal 1999.

     Cost of Sales as a percentage of sales decreased from 55% to nine months ended March 31, 1998 to 51% for the nine months ended March 31, 1999. The same factors that caused the third quarter improvement in operating margins was responsible for the nine month improvement.

     Research and development costs increased 81% for the nine months as the Company continued its program to develop its new marine seismic energy source.

     Selling, general and administrative expenses increased $521,000 for the nine months ended March 31, 1999 as compared with the nine months ended March 31, 1998. The inclusion of Custom Products for all of 1999 accounted for $352,000 of the increase. The remainder of the increase was caused by a $61,000 increase in incentive compensation expense and a $40,000 increase in the provision for bad debts because of the previously noted filing by a customer for creditor protection.

     Amortization of intangibles increased $114,000 for the 1999 nine month period as Custom Products was included in the results of operations for nine months in 1999 and only three months in 1998.

     Interest income, net increased $20,000 for the same factors that effected the third quarter increase.


                                      (13)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998
-----------------------------------------------------------------------------

     The provision for income taxes for the nine months ended March 31, 1999 of $566,000, an effective tax rate of 12%, reflects the benefit for utilization of previously reserved net operating losses realized in the first six months of fiscal 1999. The $358,000 tax credit reflected in the statement of income for the nine months ended March 31, 1998 includes a $538,000 benefit for reduction in the valuation allowance for deferred tax assets because of higher estimates made of future taxable income.

     Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" was adopted by the Company for the year ended June 30, 1998. See note 8 to the Consolidated Financial Statements for related segment disclosures.

          In the quarter ended September 30, 1998, the Company adopted "Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. In the first quarter of fiscal 1999 the Company did not have any components of comprehensive income to report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------
  None
                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
  (a)  Exhibits.
       --------
        27-  Financial data schedule
  (b)  Reports on Form 8-K.
       --------------------
       No reports on Form 8-K were filed by the Company during January, February or March 1999. The Company filed a Current Report on Form 8-K dated April 30, 1999 with the Securities and Exchange Commission with respect to the Acquisition of A-G Geophysical Products, Inc. Items reported were Item 2.-"Acquisition and Disposition of Assets" and Item 7.-" Financial Statements and Exhibits".

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

May 3, 1999
                                      (14)