Form 10-K405
period 1999-06-30
BOLT TECHNOLOGY CORP
filed 1999-09-23
CIK 354655

                      SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K
                             Washington, DC 20549

                                _______________

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended June 30, 1999
                                      or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]
                 For the transition period from _____ to _____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock, without par value, held by non-affiliates on August 20, 1999: $26,481,125

As of August 20, 1999, there were 5,370,378 shares of Common Stock, without par value, outstanding.

                      Documents Incorporated By Reference

Definitive Proxy Statement for 1999 Annual Meeting, which will be filed no later than 120 days after June 30, 1999, is incorporated by reference in Part III to the extent stated in this report.

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

                                    PART I

ITEM 1.  Business

Bolt Technology Corporation operates in two business segments: geophysical equipment and industrial clutches. Geophysical equipment includes the development, manufacture and sale of the Company's marine seismic energy sources and through its subsidiary AG Geophysical Products, Inc. ("AG") the Company manufactures and sells underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers used by the marine seismic industry. AG was acquired on April 20, 1999. The industrial clutch segment manufactures and sells precision mechanical and pneumatic clutches through the Company's subsidiary, Custom Products Corporation ("Custom Products"). Custom Products was acquired on January 6, 1998. See Note 2 to the consolidated financial statements for information related to these acquisitions. Also see
Note 10 for information regarding industry segments. A description of the Company's products follows.

Geophysical Equipment

Marine Air Guns

An energy source, such as the Company's air gun, used in seismic exploration creates elastic waves at frequencies that readily travel to great depths in the earth. As elastic waves travel through the earth, portions are reflected by variations in the underlying rock layers and the reflected energy is received as signals by devices known as hydrophones. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data forms the basis of decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process. A seismic exploration vessel may tow 60 to 70 air guns along with multiple hydrophone streamers of up to 12,000 meters in length. The air guns are fired simultaneously every 75-150 feet along the survey line.

Because of improvements in the quality and reductions in the per unit cost of three dimensional ("3-D") seismic surveys, oil and gas companies have increased their use of seismic data for development and production purposes. The increased use of seismic data by oil and gas companies has increased the demand for the Company's air guns and replacement parts.

ITEM I. Business (cont'd.)

The precise shot to shot repeatability of the Company's marine air guns and their reliability of operation make them especially beneficial for use in 3-D surveys.

The Company's latest generation of marine air guns extends the period between routine air gun maintenance cycles. These "long-life" guns also provide improved high peak sound pressure levels and improved frequency spectrum as compared with older models. These improved characteristics are advantageous to geoscientists in designing 3-D surveys. A retro-fit kit, which incorporates the improvements of the long-life guns, allows users to easily upgrade existing air gun models to the long-life standard.

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

Underwater Connectors, Cables and Hydrophones

The marine cables and connectors manufactured by the Company are injection molded of thermoplastic polyurethane designed for marine air gun firing lines, bulkhead connectors and other connectors which are needed from the rear of the seismic vessel to the marine air gun. The cables and connectors are primarily for use with marine air guns and firing control systems where the connector is operating in close proximity to the high pressure release of air from marine air guns. The Company manufactures cables and connectors that can be used with marine air guns manufactured by the Company and air guns manufactured by Input/Output Inc., and Seismic Systems, Inc.

The Company's signature hydrophones and pressure transducers are designed for marine applications in a high shock environment. Their primary use is with marine air guns firing and control systems. The purpose of the hydrophone or pressure transducer is for near field measurements of the outgoing energy waveforms from marine air guns.

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

The Company manufactures many variations of its standard clutch design depending on the specific application required by the customer. The Company's clutches are used in a wide variety of applications such as labeling machines, robotics computer peripheral equipment and medical devices.

The sales price of a clutch ranges from $5 for a standard design to $300 depending on size and complexity. The quantity ordered also affects the ultimate sales price.

Foreign Sales

During fiscal 1999, 1998 and 1997, approximately 63%, 60% and 55%, respectively, of the Company's revenue was derived from sales to customers outside the United States. See Note 10 of Notes to the Consolidated Financial Statements for the geographic distribution of sales. In addition, sales are made to domestic customers who frequently use the Company's equipment internationally.

Backlog

Geophysical Equipment

Because of the short period between order and shipment dates for the principal portion of geophysical equipment sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales.

Industrial Clutches

As of June 30, 1999, the Company had an order backlog of $1,035,000 as compared to $1,022,000 at June 30, 1998. It is estimated that substantially all of the backlog as of June 30, 1999 will be shipped during the fiscal year ended June 30, 2000.

Competition

Geophysical Equipment

The Company's marine air guns compete primarily with marine air guns manufactured by Input/Output, Inc. and Seismic Systems, Inc. The Company's principal competitor for connectors and cables is Input/Output, Inc. The Company believes that technology and product durability are the primary basis of competition in the market for geophysical equipment. The Company believes that the remaining competitive factors in the industry are field product support and price. The Company believes that it competes effectively with respect to each of these factors, although there can be no assurance that the sales of the Company's geophysical equipment will not be adversely affected if its current competitors introduce equipment with better performance or lower price.

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

ITEM 1. Business (cont'd.)

Marketing

Geophysical Equipment

The Company's principal customers for geophysical equipment are seismic contractors which operate seismic vessels to collect seismic data in accordance with their customers specifications or for their own seismic data libraries and foreign national oil and gas companies.

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

Research and Development

The Company's ability to compete successfully depends upon, among other things, its ability to develop new products as well as to improve the technical capabilities of its existing products. The Company, during the fiscal years 1999, 1998 and 1997, has spent $386,000, $216,000 and $204,000, respectively, to develop new products and to upgrade its existing products and services.

Employees

As of June 30, 1999, the Company employed 89 persons. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that its employee relations are good.

ITEM 1. Business (cont'd.)

Manufacturing and Raw Materials

The Company manufactures and assembles its geophysical equipment in Norwalk, Connecticut and Cypress, Texas and manufactures its industrial clutches in North Haven, Connecticut. Manufacturing and assembly operations consist of machining or molding the necessary components and assembling and testing the final product. The Company maintains adequate levels of inventory to enable it to satisfy customer requirements within the shortest amount of time. The raw materials used by the Company are generally in adequate supply. For some marine air gun orders, the Company occasionally supplies auxiliary equipment such as compressors, air gun controllers or towing equipment. The Company has not experienced any supply problems with respect to these auxiliary items. Because the Company manufactures based on customer orders, no inventory of finished goods is maintained.

Regulatory Matters

The Company believes that it is currently in substantial compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not represented a significant expense to the Company in the past and the Company does not foresee the need for material expenditures to ensure compliance with such laws and regulations as they currently exist.

Intellectual Property

The Company seeks to protect its intellectual property by means of patents, trademarks and other measures. The Company currently owns more than 20 United States patents and 30 patents in foreign countries relating to the manufacture of its products. These patents have been of value in the growth of the Company's business and may continue to be of value in the future. However, the Company's business is generally not dependent upon the protection of any patent and would not be materially affected by the expiration thereof.

Major Customers

Geophysical Equipment

Historically a significant portion of the Company's revenues have been attributable to a few large customers. In 1999, sales to Schlumberger, Ltd., Petroleum Geo-Services (PGS) and Eagle Geophysical, Inc., accounted for 19%, 14% and 10%, respectively, of total consolidated revenue. In 1998, sales to Schlumberger, PGS and Veritas DCG accounted for 22%, 10% and 10%, respectively, of total consolidated revenue. In 1997, sales to Schlumberger, PGS and Geoscience Corporation accounted for 38%, 20%, and 19%, respectively, of total consolidated revenue.

The loss of Schlumberger or PGS as a customer or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Industrial Clutches

No customer accounted for 10% of total consolidated revenue.

ITEM 2. Properties

The following table sets forth certain information with respect to the Company's principal properties:

                                                        Approximate
                                                           Area       Expiration
 Location                       Nature of Property      (Sq. Feet)   Date of Lease
 --------                       ------------------      ----------   --------------
Norwalk, Connecticut              Manufacturing            22,300            1999
Norwalk, Connecticut        Administration/Engineering      6,600            1999
Houston, Texas                     Sales Office             3,000            2001
North Haven, Connecticut          Manufacturing             6,500            2004
Cypress, Texas                    Manufacturing            30,000            2002

In the opinion of the Company's management, the properties described above are in good condition and repair and are suitable and adequate for the Company's purposes. The properties are currently fully utilized on a one shift basis which provides sufficient productive capacity. The building located in Cypress, Texas is leased from the former shareholder of AG Geophysical Products, Inc. which was acquired by the Company in April 1999. Monthly rental payments are $10,000.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 1999, no matter was submitted to a vote of the Company's security holders.

                                    PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is listed on the American Stock Exchange ("AMEX") under the symbol "BTJ". The following table sets forth the high and low sales prices for the Company's Common Stock for the quarters indicated:

          Fiscal 1999                  High                  Low
          -----------                  ----                  ---
          First Quarter              9 7/16               5 1/16
          Second Quarter              8 1/8                5 1/2
          Third Quarter               8 3/4                6 1/8
          Fourth Quarter            8 15/16                    5


          Fiscal 1998                  High                  Low
          -----------                  ----                  ---
          First Quarter               7 1/4                    5
          Second Quarter                 10                5 5/8
          Third Quarter               6 7/8                    5
          Fourth Quarter             10 3/4                6 1/4


The number of stockholders of record at July 23, 1999 was 357 and does not include those stockholders who had shares in broker nominee accounts. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of the Common Stock is held of record in broker "street names".

The Company has not paid a dividend since 1985. Under the Company's loan agreement, approximately $225,000 is available for the payment of dividends. The Company currently has no plans to pay dividends on its Common Stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial conditions and other factors.

Sales of Unregistered Securities During the Fourth Quarter of 1999

On April 20, 1999 the Company issued in a privately-negotiated transaction 63,492 shares of its Common Stock in connection with the acquisition of AG Geophysical Products, Inc. as part of the consideration of such acquisition. The issuance of the Common Stock was exempt from registration under the Securities Act of 1933, as amended ("the Act"), pursuant to Section 4(2) of the Act.

ITEM 6. Selected Financial Data

     The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the consolidated financial statements provided elsewhere herein.

                                                                         Year Ended June 30,
                                                            ---------------------------------------------
                                                              1999      1998      1997     1996     1995
                                                            -------   -------   -------   ------  -------
                                                               (In thousands, except per share amounts)
Income Statement Data:

Sales.............................................          $19,591   $18,053   $10,531   $8,631  $ 7,707
                                                            -------   -------   -------   ------  -------

Costs and expenses:
     Cost of sales and service....................           10,091     9,745     5,788    5,220    4,658
     Research and development.....................              386       216       204      161      200
     Selling, general and administrative..........            3,804     3,300     2,485    2,034    1,830
     Amortization of intangibles..................              335       114         -        -        -
     Interest (income) expense, net...............              (34)      (98)      (67)       6       66
                                                            -------   -------   -------   ------  -------
                                                             14,582    13,277     8,410    7,421    6,754
                                                            -------   -------   -------   ------  -------

Income before income taxes........................            5,009     4,776     2,121    1,210      953
Provision (benefit) for income taxes (1)..........              728      (358)        -        -   (1,000)
                                                            -------   -------   -------   ------  -------
Net Income........................................          $ 4,281   $ 5,134   $ 2,121   $1,210  $ 1,953
                                                            =======   =======   =======   ======  =======


Per Share Data:
Earnings per common share:
     Net income:
        Basic.....................................          $  0.81   $  1.00   $  0.43   $ 0.24  $  0.39
        Diluted...................................          $  0.80   $  0.97   $  0.41   $ 0.24  $  0.38
     Average number of common shares outstanding:
        Basic.....................................            5,293     5,146     4,989    4,971    4,967
        Diluted...................................            5,379     5,287     5,178    5,010    5,151

Financial Position Data:
     Working capital..............................          $ 7,651   $ 6,500   $ 6,182   $4,122  $ 2,890
     Total assets.................................           27,887    16,462     8,321    6,462    4,922
     Long-term debt...............................            5,300         -         -        -        -
     Stockholders' equity.........................           17,865    13,043     7,011    4,872    3,662
     Cash dividends paid..........................             None      None      None     None     None
                                                            =======   =======   =======   ======  =======

(1)  Reflects recognition of previously reserved tax benefits in 1998 and 1995.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 1999 the Company had $3,500,000 of cash and cash equivalents. For the year ended June 30, 1999 cash generated from operating activities was $6,817,000 principally resulting from net income of $4,281,000 and a $4,083,000 decrease in accounts receivable. These amounts were partially offset by a $1,248,000 decrease in accounts payable.

As of June 30, 1998 the Company had $1,317,000 of cash and cash equivalents. For the year ended June 30, 1998 cash provided by operating activities was $3,946,000 principally resulting from net income of $5,134,000 and an increase in accounts payable of $1,217,000. The cash provided by operating activities was partially offset by a $2,515,000 increase in accounts receivable.

In 1999 and 1998 the Company used $4,598,000 and $4,974,000, respectively of cash for acquisitions. Over the past three years the Company spent $188,000 for additions to property and equipment. The Company does not anticipate capital expenditures for 2000 to exceed $150,000.

The Company has a $3,000,000 unsecured credit facility which matures in 2003. Available borrowings under the terms of the agreement decrease by $500,000 each year. Any borrowings under the agreement bear interest at the prime rate. There are no borrowings outstanding under this agreement at June 30, 1999.

As part of the consideration for the acquisition of AG Geophysical Products, Inc. in April 1999, the Company issued a note to its former shareholder for $7,000,000. The note bears interest at 8.25% payable monthly and requires quarterly principal payments of $425,000 with a final maturity in April 2002. The Company pledged the assets and common stock of AG as collateral for the note.

Under the terms of the January 1998 asset purchase agreement for Custom Products, the Company may be required to make additional payments to the former owners of Custom Products in the amount of $800,000 each year through December 2002 if net sales of Custom Products increase to certain levels. Because the sales of Custom Products for the period January 1, 1998 to December 31, 1998 did not meet the amount specified in the purchase agreement, the Company was not required to make an additional $800,000 payment. Total contingent payments of $4,000,000 could still be payable if sales of Custom Products increase to the amounts required by the asset purchase agreement.

The Company is owner of a one-half interest in its administrative and engineering building located in Norwalk, Connecticut through a joint venture agreement. The agreement expired in July 1999. Under the terms of the agreement, the Company can purchase the one-half interest owned by its joint venture partner, estimated at approximately $300,000. The Company is currently exploring various alternatives with its joint venture partner. If the Company does purchase the building, it will use existing cash on hand.

On October 5, 1998, the Company announced that its board of directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its common stock in open market or private transactions. The Company will use its cash flow from operations and existing cash balances for the repurchase of any shares. The Company has not repurchased any shares under the program.

Current cash and cash equivalent balances, exisiting borrowing capacity and projected cash flow from operations are currently considered adequate to meet foreseeable operating needs.

The Company believes that inflation and changing prices have not had a material effect on the Company's revenues and profitability during the last three years.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Year 2000 ("Y2K") Compliance

Many computer systems and software products are not capable of distinguishing twenty-first century ("Y2K") dates. As a result, many companies could experience operating problems because of the century change. There exists uncertainty concerning the magnitude of the problem associated with the century change.

The Company expects to complete its upgrade of its computer hardware and software applications by October 1999. The supplier of a major portion of the software used for financial reporting and production control has informed the Company that its software upgrade is Y2K compliant. Products sold by the Company and its subsidiaries are not Y2K sensitive. Nor is any of the key manufacturing equipment used by the Company Y2K sensitive.

The Company has not contacted its major vendors to determine if there are any Y2K issues that would cause an interruption in the delivery of raw materials or key components. The Company believes that since its has multiple sources of supply, any Y2K problems encountered by current vendors would not prevent the Company from obtaining necessary raw materials or components from other sources.

The cost of the Company's Y2K program will not be material to financial condition or results of operations. The Company believes that there will be no significant disruptions in operations from Y2K related issues. However, failure of telecommunications or banking service providers to be Y2K compliant could have a material effect on the Company's financial position or results of operations. Since the Company does not believe that any material exposure to significant business interruption exists as a result of Y2K issues, the Company has not adopted any formal contingency plan in the event its Y2K program is not completed in a timely manner. There can also be no assurance that the Company has identified all Y2K problems.

Results of Operations

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

The results of operations of Custom Products are included in the consolidated statement of income from January 6, 1998. The results of AG are included in the consolidated statement of income from April 20, 1999.

Sales for the year ended June 30, 1999 were $19,591,000 an increase of $1,538,000 or 9% from $18,053,000 for the year ended June 30, 1998. The increase in sales was primarily attributable to the inclusion of Custom Products in the results of operations for the entire year which had the effect of increasing sales by $1,277,000 and the inclusion of AG for the fourth quarter of 1999 which had the effect of increasing sales by $1,468,000. Offsetting these increases was a $1,207,000 decrease in sales of marine air guns and replacement parts. The factors that caused this decrease was the deterioration in late 1998 and the first part of 1999 of the oil and gas prices which resulted in significant reductions in exploration spending. In addition, the consolidation in the oil and gas industry delayed a number of exploration projects decreasing the demand for the Company's geophysical products.

Cost of sales as a percentage of sales decreased from 54% in 1998 to 52% in 1999. Reduced purchases of auxiliary equipment required for marine air gun systems sold by the Company caused the reduction in the cost of sales percentage from 1999 to 1998. Auxiliary equipment historically has lower margins than the Company's proprietary marine air guns and replacement parts.

Research and development costs increased $170,000 as the Company increased its efforts to develop a new marine energy source.

Selling, general and administrative expenses increased $504,000. The inclusion of Custom Products for all of 1999 caused $330,000 of the increase and the inclusion of AG since April 1999 represented $313,000 of the increase. Offsetting these increases was a $118,000 decrease in incentive compensation expense due to lower operating earnings during the last half of the fiscal year.

Amortization of intangible assets (primarily goodwill) associated with the acquisition of Custom Products and AG amounted to $335,000 in fiscal 1999 as compared to $114,000 in fiscal 1998. The Company is amortizing the goodwill related to these acquisitions over 20 years.

Interest expense increased from $6,000 in 1998 to $115,000 in 1999. The 1999 increase in interest expense represents amounts paid in connection with the $7,000,000 note issued for the acquisition of AG.

Interest income increased from $104,000 in 1998 to $149,000 in 1999 because of the higher balances of short-term investments during 1999.

The provision for income taxes for 1999 was $728,000, an effective rate of 15%. This provision reflects the benefit of previously reserved net deferred tax assets of $1,197,000 realized during the first six months of fiscal 1999. The Company expects that its provision for taxes in fiscal 2000 will be at the statutory income tax rate. Because of the anticipated level of future taxable income the Company believes that realization of its net deferred tax asset is more likely than not.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

The results of operations for 1998 include the operations of Custom Products from January 6, 1998, the date it was acquired by the company.

The Company's revenues increased 71% to $18,053,000 for 1998 in $10,531,000 for 1997. Net income for 1998 increased 142% to $5,134,000. The acquisition of Custom Products accounted for 22% of the revenue increase and 13% of the increase in net income for 1998. The remainder of the increase in revenue and net income was caused by the strong demand for the Company's marine seismic energy sources and replacement parts. The worldwide fleet of seismic vessels expanded to meet increasing demand for seismic data needed for oilfield exploration, development and reservoir production monitoring.

Cost of sales as a percentage of sales decreased from 55% in 1997 to 54% in 1998. Factors contributing to the decrease in the cost of sales percentage in 1998 were manufacturing efficiencies due to higher demand, the inclusion of Custom Products which has slightly higher margins than the air guns sold by the Company and higher service costs in 1997 which negatively impacted margins in 1997.

Research and development costs increased 6% in 1998. The Company has continued to concentrate its research and development efforts in developing a new marine seismic energy source.

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

The higher level of interest income in 1998 reflects an increase in the level of short-term investments during the first half of fiscal 1998. These investments provided the majority of the funding for the Custom Products acquisition in January 1998. Interest expense of $6,000 in 1998 represents short-term borrowings related to the Custom Products acquisition.

During 1998 management continued its assessment of the realization of its deferred tax asset and concluded that future taxable income would be higher than amounts previously estimated at the end of 1997 and, therefore, it was more likely than not that previously reserved tax assets would be realized in future years. As required by FAS 109, $1,000,000 of the reduction in the valuation allowance was reflected in the allocation of the purchase price of the Custom Products acquisition and $642,000 was reflected as an income tax benefit in the consolidated statement of income. The remaining $1,531,000 decrease in the valuation allowance offset reductions in gross deferred tax assets, principally from the utilization of the operating loss carry-forwards.

Recent Accounting Pronouncements

For the year ended June 30, 1999, the Company adopted Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For fiscal 1999, 1998 and 1997, the Company did not have any components of other comprehensive income to report.

Effective July 1, 1997, the Company adopted Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 established a new method by which companies must report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. FAS 131 also established standards for related disclosures about products and services, geographic areas and major customers. The Company had included the required disclosures in the notes to its financial statements included elsewhere herein.

ITEM 7.a.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information as to Directors required by Item 401 and 405 of Regulation S-K is incorporated by reference to the Company's definitive proxy statement (the ADefinitive Proxy Statement@) which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements                           Page Number
                                                            -----------

Independent Auditors' Report                                     16
Consolidated Balance Sheets as of June 30, 1999 and 1998         17
Consolidated Statements of Income for the
     Years Ended June 30, 1999, 1998 and 1997                    18
Consolidated Statements of Cash Flows for the
     Years Ended June 30, 1999, 1998 and 1997                    19
Notes to Consolidated Financial Statements                    20-32

Financial Statement Schedule for the Years Ended
  June 30, 1999, 1998 and 1997

II - Valuation and Qualifying Accounts                           33

Schedules other than that listed above are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

                                 Exhibit Index

Exhibit
 No.
----
2.1 Asset Purchase Agreement dated as of November 14, 1997, by and among Bolt Technology Corporation and Gerald Shaff and Carole Shaff (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 14, 1998).

2.2 Stock Purchase Agreement for the acquisition at AG Geophysical Products, Inc. by Bolt Technology Corporation from Albert H. Gerrans, Jr., Stephen Clay and Robert Bernard dated as of April 20, 1999 (incorporated by reference to Exhibit 2.1 to form 8-K dated April 30, 1999).

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

4.1 Promissory Note dated April 20, 1999 between Bolt Technology Corporation and Albert H. Gerrans, Jr. (incorporated by reference to Exhibit 4.1 to Form 8-K dated April 30, 1999).

4.2 Pledge agreement dated April 20, 1999 between Bolt Technology Corporation and Albert H. Gerrans, Jr. (incorporated by reference to Exhibit 4.2 to Form 8-K dated April 30, 1999).

4.3 Security Agreement dated April 20, 1999 between AG Geophysical Products, Inc., Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 30, 1999).

10.1 Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the for the year ended June 30, 1998).

10.2 Commercial Revolving Loan and Security Agreement dated January 5, 1998 by and between Bolt Technology Corporation and Fleet National Bank (incorporated by reference to Exhibit 4.1 to Form 8-K dated January 14, 1999).

10.3 Modification to Commercial Revolving Loan and Security Agreement dated April 20, 1999 between Bolt Technology Corporation and Fleet National Bank (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 30, 1999).

10.4 Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 30, 1999).

21.  Subsidiaries of the Registrant.*

27.  Financial Data Schedule.*

Reports on Form 8-K
Form 8-K dated April 30, 1999 (earliest event reported April 20, 1999); Items 2 and 7 were reported.
*Filed herewith

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bolt Technology Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bolt Technology Corporation and subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
August 10, 1999

                 Bolt Technology Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                            June 30,
                                                   --------------------------
    Assets                                            1999          1998
                                                   -----------   ------------
Current Assets:
 Cash and cash equivalents.......................  $ 3,500,000   $  1,317,000
 Accounts receivable, less allowance for
  uncollectible accounts of $360,000 in
  1999 and $136,000 in 1998......................    2,208,000      5,002,000
 Inventories.....................................    5,413,000      2,451,000
 Deferred income taxes...........................    1,091,000      1,060,000
 Other current assets............................      161,000         89,000
                                                   -----------   ------------
    Total current assets                            12,373,000      9,919,000
                                                   -----------   ------------

Plant and Equipment:
 Building and leasehold improvements.............      534,000        534,000
 Geophysical equipment...........................      460,000      1,523,000
 Machinery and equipment.........................    5,573,000      4,233,000
 Equipment held for rental.......................      480,000        822,000
                                                   -----------   ------------
                                                     7,047,000      7,112,000
   Less accumulated depreciation.................   (5,614,000)    (6,911,000)
                                                   -----------   ------------
                                                     1,433,000        201,000

Goodwill, net....................................   12,610,000      4,339,000
Deferred Income Taxes............................    1,403,000      1,945,000
Other Assets.....................................       68,000         58,000
                                                   -----------   ------------
     Total assets................................  $27,887,000   $ 16,462,000
                                                   ===========   ============

     Liabilities and Stockholders' Equity
Current Liabilities:
 Current maturities of long-term debt............  $ 1,700,000   $          -
 Accounts payable................................      549,000      1,717,000
 Accrued expenses................................    1,748,000      1,596,000
 Income taxes payable............................      725,000        106,000
                                                   -----------   ------------
     Total current liabilities...................    4,722,000      3,419,000
Long-term Debt...................................    5,300,000              -
                                                   -----------   ------------
     Total liabilities...........................   10,022,000      3,419,000
                                                   -----------   ------------

Stockholders' Equity:
 Common stock, no par value, authorized
   9,000,000 shares; issued and outstanding
   5,370,378 shares in 1999 and 5,232,478
   in 1998.......................................   26,117,000     25,576,000
 Accumulated deficit.............................   (8,252,000)   (12,533,000)
                                                   -----------   ------------
   Total Stockholders' equity....................   17,865,000     13,043,000
                                                   -----------   ------------
     Total liabilities and stockholders' equity..  $27,887,000   $ 16,462,000
                                                   ===========   ============

See Notes to Consolidated Financial Statements.

                 Bolt Technology Corporation and Subsidiaries
                       Consolidated Statements of Income

                                                      For the Year Ended June 30,
                                                ---------------------------------------
                                                   1999          1998          1997
                                                -----------   -----------   -----------
Revenues:
  Sales.......................................  $19,591,000   $18,053,000   $10,531,000

Costs and Expenses:

  Cost of sales...............................   10,091,000     9,745,000     5,788,000
  Research and development....................      386,000       216,000       204,000
  Selling, general and administrative.........    3,804,000     3,300,000     2,485,000
  Amortization of intangibles.................      335,000       114,000             -
  Interest expense............................      115,000         6,000        20,000
  Interest (income)...........................     (149,000)     (104,000)      (87,000)
                                                 -----------   -----------   -----------
                                                 14,582,000    13,277,000     8,410,000
                                                -----------   -----------   -----------

Income before income taxes....................    5,009,000     4,776,000     2,121,000
Provision (benefit) for income taxes..........      728,000      (358,000)            -
                                                -----------   -----------   -----------

   Net income.................................  $ 4,281,000   $ 5,134,000   $ 2,121,000
                                                ===========   ===========   ===========

Earnings per share:
  Basic.......................................  $      0.81   $      1.00   $      0.43
  Diluted.....................................  $      0.80   $      0.97   $      0.41

Average number of common shares outstanding:
  Basic.......................................    5,293,156     5,146,185     4,989,383
  Diluted.....................................    5,378,724     5,287,355     5,177,943

See Notes to Consolidated Financial Statements.

                 Bolt Technology Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                For the Year Ended June 30,
                                                          ---------------------------------------
                                                              1999          1998         1997
                                                          -----------   -----------   ----------
Cash Flows From Operating Activities:
 Net income.............................................  $ 4,281,000   $ 5,134,000   $2,121,000
 Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization.........................      448,000       163,000       56,000
  Deferred income taxes.................................      421,000      (642,000)    (155,000)
                                                          -----------   -----------   ----------
                                                            5,150,000     4,655,000    2,022,000
 Change in operating assets and liabilities:
  Accounts receivable...................................    4,083,000    (2,515,000)     (85,000)
  Inventories.........................................       (418,000)      (26,000)    (262,000)
  Other assets..........................................     (134,000)      (60,000)     (62,000)
  Accounts payable....................................     (1,248,000)    1,217,000     (456,000)
  Accrued liabilities...................................     (321,000)      675,000      176,000
  Income taxes payable..................................     (295,000)            -            -
                                                          -----------   -----------   ----------
   Net cash provided by operating activities............    6,817,000     3,946,000    1,333,000
                                                          -----------   -----------   ----------

Cash Flows From Investing Activities:
 Payments for acquisitions, net of cash acquired........   (4,598,000)   (4,974,000)           -
 Purchase of property and equipment.....................      (77,000)      (24,000)     (87,000)
                                                          -----------   -----------   ----------
   Net cash used in investing activities................   (4,675,000)   (4,998,000)     (87,000)
                                                          -----------   -----------   ----------

Cash Flows From Financing Activities:
 Exercise of stock options..............................       41,000        17,000       18,000
 Borrowings from bank...................................            -       800,000            -
 Repayment of long-term debt............................            -    (1,076,000)           -
                                                          -----------   -----------   ----------
   Net cash provided by (used in) financing activities..       41,000      (259,000)      18,000
                                                          -----------   -----------   ----------
Net increase (decrease) in cash.........................    2,183,000    (1,311,000)   1,264,000
Cash and cash equivalents at beginning of year..........    1,317,000     2,628,000    1,364,000
                                                          -----------   -----------   ----------
Cash and cash equivalents at end of year................  $ 3,500,000   $ 1,317,000   $2,628,000
                                                          ===========   ===========   ==========

Supplemental disclosure of cash flow information:
Cash transactions:
Interest paid...........................................  $   115,000   $     6,000   $   16,000
Income taxes paid.......................................  $   673,000   $   278,000   $  186,000
Non-cash transactions:
Common stock issued for  businesses acquired............  $   500,000   $   881,000            -
Debt issued for business acquired.......................  $ 7,000,000             -            -

See Notes to Consolidated Financial Statements.

                          Bolt Technology Corporation
                  Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies

Bolt Technology Corporation operates in two business segments: geophysical equipment and industrial clutches. Geophysical equipment includes the development, manufacture and sale of marine seismic energy sources and through its subsidiary AG Geophysical Products, Inc. ("AG") the manufacture of underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers. The industrial clutch segment manufactures and sells precision mechanical and pneumatic clutches through the Company's subsidiary, Custom Products Corporation ("Custom Products"). AG was acquired on April 20, 1999 and Custom Products was acquired on January 6, 1998. See Note 2 to the consolidated financial statements for information related to these acquisitions. See Note 10 for information regarding industry segments.

Principles of Consolidation:

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

Goodwill:

Goodwill represents the excess of the purchase price of acquired subsidiaries over the estimated fair value of the net assets at the date of acquisition. Goodwill is being amortized over a 20 year period on a straight-line basis. Accumulated amortization at June 30, 1999 was $441,000 ($111,000-1998).

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

Stock-Based Compensation:

The Company accounts for its stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Since stock options are granted by the Company with exercise prices at fair market value of the shares at date of grant, no compensation expense is recognized.

Long-Lived Assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated nondiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company believes that no material impairment existed at June 30, 1999.

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

                          Bolt Technology Corporation
                  Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies (cont'd.)

Computation of Earnings Per Share:

As required by Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share", the Company must report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last three years:

                                                             Year Ended June 30,
                                                             -------------------
                                                          1999        1998        1997
                                                          ----        ----        ----
Net income available to
      common stockholders                             $4,281,000  $5,134,000  $2,121,000
                                                       ==========  ==========  ==========
Divided by weighted common shares
      and common share equivalents
      Weighted average common shares                    5,293,156   5,146,185   4,989,383
      Weighted average common share equivalents            85,568     141,170     188,560
                                                       ----------  ----------  ----------

Total weighted average common
      shares and common share equivalents               5,378,724   5,287,355   5,177,943
                                                       ==========  ==========  ==========

Basic earnings per share                               $     0.81  $     1.00  $     0.43
                                                       ==========  ==========  ==========

Diluted earnings per share                             $     0.80  $     0.97  $     0.41
                                                       ==========  ==========  ==========

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies (cont'd.)

Recent Accounting Pronouncements:

For the year ended June 30, 1999, the Company adopted Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For fiscal 1999, 1998 and 1997, the Company did not have any components of other comprehensive income to report.

Effective July 1, 1997, the Company adopted Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information". FAS 131 established a new method by which companies must report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. FAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The Company had included the required disclosures in the financial statements included elsewhere herein.

Reclassification:

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 -Acquisitions

In January 1998, the Company completed the acquisition of Custom Products Corporation ("Custom Products") pursuant to the terms of an asset purchase agreement. Custom Products is a manufacturer of precision mechanical and pneumatic slip clutches sold under the "Polyclutch" tradename. The purchase price of the assets acquired included (i) $4,971,000 in cash; (ii) 135,000 shares of common stock valued at $881,000; (iii) acquisition costs of $208,000; and (iv) contingent cash payments. Such contingent cash payments could total $4,000,000 and are dependent on the annual increases in the net sales of Custom Products for the period January 1, 1998 to December 31, 2002. Any contingent purchase price paid will be capitalized as earned and amortized over the remaining life of the goodwill.

The allocation of the purchase price, including related expenses, for the Custom Products acquisition based upon estimated fair values of the net assets acquired, at the date of acquisition follows:

     Net current assets                    $  749,000
     Property and equipment                    97,000
     Deferred income tax asset              1,000,000
     Goodwill                               4,450,000
     Other assets                              40,000
     Long-term debt                          (276,000)
                                           ----------
        Total purchase price allocation     6,060,000
     Consideration:
        Cash of acquired company             (205,000)
        Common stock issued                  (881,000)
                                           ----------
     Cash used for acquisition             $4,974,000
                                           ==========

                          Bolt Technology Corporation
                  Notes To Consolidated Financial Statements

Note 2 - Acquisitions  (cont'd.)

In April 1999, the Company acquired all of the outstanding common stock of AG Geophysical Products, Inc. ("AG"). AG manufactures underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers used in the marine seismic industry. The purchase price totaled $13,783,000 and consisted of $6,100,000 in cash; a note to the selling shareholder for $7,000,000; 63,492 shares of common stock valued at $500,000 and acquisition costs of $183,000.

The allocation of the purchase price, including related expenses, for the AG acquisition based upon estimated fair value of the net assets acquired, at the date of acquisition follows:

     Net current assets                    $ 4,094,000
     Property and equipment                  1,263,000
     Other assets                               11,000
     Goodwill                                8,600,000
     Deferred tax liabilities                 (185,000)
                                           -----------
        Total purchase price allocation     13,783,000
     Consideration:
        Cash of acquired company            (1,685,000)
        Common stock issued                   (500,000)
        Note payable                        (7,000,000)
                                           -----------
     Cash used for acquisition             $ 4,598,000
                                           ===========

Both transactions were accounted for by the purchase method of accounting with the goodwill being amortized over 20 years on the straight line basis. The consolidated results of operations of the Company include the results of operations of the acquired companies from the date of their respective acquisition.

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the years ended June 30, 1999 and 1998 as though each acquisition described above was made on July 1, 1997.

                                                 June 30,
                                                 --------
                                            1999          1998
                                            ----          ----
          Sales                          $26,824,000   $29,125,000
          Net income                     $ 5,716,000   $ 6,833,000
          Basic earnings per share       $      1.07   $      1.31
          Diluted earnings per share     $      1.05   $      1.28

These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of results in the future.

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 3 - Debt

Credit Facility

The Company has a $3,000,000 unsecured credit facility which expires in January 2003. Maximum borrowings under the facility decrease $500,000 each January and bear interest at the prime rate. The credit facility contains covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $4,998,000 at June 30, 1999 which increases by 75% of net income each year and; (iii) a ratio of total liabilities to tangible net worth of not more than 3 to 1 through December 31, 1999. This ratio decreases to 1.25 to 1 by December 31, 2000. Also, under the terms of the agreement the Company must maintain minimum debt service of not less than 2 to 1 and cannot have two consecutive quarterly losses. The Company is in compliance with these covenants at June 30, 1999.

8.25% Non-Negotiable Promissory Note

In connection with the acquisition of AG, the Company issued a $7,000,000 note to the selling shareholder for a portion of the purchase price. The note has a final maturity of April 2002 and requires minimum principal payments of $425,000 per quarter. The Company has pledged the assets and common stock of AG as collateral for the note. Also under the terms of the note the Company must have AG maintain a current ratio of no less than 3 to 1 and maintain minimum tangible net worth of $4,000,000.

Maturities of the Company's debt for each of the years at June 30, are as follows:

          2000             $1,700,000
          2001              1,700,000
          2002              3,600,000

Note 4 - Inventories

     Inventories, net of reserves, at June 30 consist of the following:

                                              1999           1998
                                              ----           ----
        Raw materials and sub-assemblies   $4,947,000     $2,182,000
        Work-in-process                       466,000        269,000
                                           ----------     ----------
                                           $5,413,000     $2,451,000
                                           ==========     ==========

Note 5 - Income Taxes

     Income tax expense (benefit) consists of the following for the three years ended June 30:


                                                   1999       1998       1997
                                                 --------  ---------- ---------
        Current:
           State                                 $307,000  $ 284,000  $ 155,000
        Deferred:
           Federal                                421,000   (642,000)  (155,000)
                                                 --------  ---------  ---------
                 Income tax expense (benefit)    $728,000  $(358,000) $       -
                                                 ========  =========  =========

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 5 - Income Taxes (cont'd.)

The differences between the effective tax rate reflected in the total provision for income taxes and the statutory federal rate of 34% follows:

                                                        Year Ended June 30,
                                                        -------------------
                                                       1999     1998    1997
                                                       ----     ----    ----
  Federal income taxes at the statutory rate             34%      34%     34%
  State income taxes, net of federal tax benefit          4        4       5
  Nondeductible expenses                                  1        1       2
  Utilization of net operating loss carry-forwards      (24)     (33)    (39)
  Reduction in deferred tax valuation allowance           -      (13)     (2)
                                                       ----     ----    ----
                                                         15%      (7%)     -
                                                       ====     ====    ====

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax asset were as follows:

                                               1999          1998
                                               ----          ----
Deferred tax assets:
    Tax loss carry-forward                 $1,780,000   $ 3,462,000
    Investment tax credit carry-forward       200,000       200,000
    Inventory reserves                        179,000       328,000
    Allowance for doubtful accounts           132,000        53,000
    Alternative minimum tax
       credit carry-forward                   266,000       171,000
    Other                                           -         2,000
                                           ----------   -----------
        Gross deferred tax asset            2,557,000     4,216,000
                                           ----------   -----------
Deferred tax liability:
    Plant and equipment                       (22,000)            -
    Amortization of intangibles               (41,000)      (14,000)
                                           ----------   -----------
    Gross deferred tax liability              (63,000)      (14,000)
Deferred tax asset valuation allowance              -    (1,197,000)
                                           ----------   -----------
    Net deferred tax asset                 $2,494,000   $ 3,005,000
                                           ==========   ===========

The company has net operating loss carry-forwards totaling $5,234,000 which expire as follows: 2004 - $1,511,000; 2005 - $3,415,000; 2006 - $63,000 and
2007 - $245,000. In addition, the Company has $200,000 of investment tax credits which expire in 2001 and 2002.

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 5 - Income Taxes (cont'd.)

Under the liability method, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based primarily upon the Company's recent earnings history and expected future levels of taxable income, management believes that it is more likely than not that it will realize the benefit of its net deferred tax asset. In 1999 the Company reduced the valuation allowance for deferred taxes by $1,197,000 to reflect the utilization of net operating loss carry-forwards.

In 1998, the Company reduced the valuation allowance for its deferred tax asset by $1,000,000 to reflect the allocation of the purchase price of the Custom Products acquisition and $642,000 to reflect higher estimates of future taxable income. The remaining $1,531,000 decrease in the valuation allowance offset reductions in the gross deferred tax asset principally from the utilization of net operating loss carry-forwards.

The amount of the net deferred tax asset recorded could be reduced if estimates of future taxable income during the carry-forward period are reduced.

Note 6 - Stock Options

The 1993 Stock Option Plan provides for the granting of options to purchase up to 550,000 shares of common stock of the Company at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period of up to ten years. The plan also provides for the granting to non-employee directors options to purchase 3,000 shares of common stock each time they are elected directors.

A summary of the status of the Company's Stock Option Plan as of June 30, 1999, 1998 and 1997, and the changes during the years ending on those dates is presented below.

                                            1999                    1998                     1997
                                     -------------------     ------------------      -------------------
                                               Weighted                Weighted                 Weighted
                                               Average                 Average                  Average
                                               Exercise                Exercise                 Exercise
                                     Shares     Price        Shares     Price         Shares     Price
                                     -------   --------      -------   --------       -------   --------
Outstanding at beginning of year     285,500    $3.88        191,250    $1.80         260,000   $0.87

 Granted                              35,000    $6.46        117,500    $6.65          51,000   $4.22
 Exercised                           (81,000)   $1.05        (22,500)   $0.78        (119,000)  $0.80
 Canceled                             (2,750)   $6.63           (750)   $1.00            (750)  $0.75
                                     -------    -----        -------    -----        --------   -----
Outstanding at end of year           236,750    $5.20        285,500    $3.88         191,250   $1.80
                                     =======    =====        =======    =====        ========   =====

There were 155,795 options available for future grants under the plan at June 30, 1999.

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 6 - Stock Options (cont'd.)

The following table summarizes information concerning outstanding and exercisable stock options by three ranges of exercise prices at June 30, 1999:

                                 Options Outstanding                            Options Exercisable
                   ----------------------------------------------------  ------------------------------------
Range of           Number Outstanding  Weighted Average     Weighted          Number             Weighted
Exercise                as of             Remaining         Average         Exercisable          Average
Prices               June 30, 1999     Contractual Life  Exercise Price  As of June 30, 1999  Exercise Price
--------           ------------------  ----------------  --------------  -------------------  ---------------
$1.00 - $1.81             41,000            0.1 years       $   1.15            40,250           $1.14
$4.12 - $4.94             46,000            2.5 years       $   4.23            43,000           $4.18
$6.63 - $7.75            149,750            3.8 years       $   6.60           114,750           $6.65
                         -------            ---------       --------           -------           -----
                         236,750            3.0 years       $   5.20           198,000           $4.99
                         =======            =========       ========           =======           =====

The estimated fair value of options granted during 1999, 1998 and 1997 were $3.27, $3.97 and $2.45 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at option grant dates for awards in accordance with accounting provisions of FAS 123, the Company's net income and earnings per share for the years ended June 30, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

Net Income:                       1999        1998        1997
-----------                       ----        ----        ----
     As reported               $4,281,000  $5,134,000  $2,121,000
     Pro forma                  4,000,000  $4,839,000  $2,062,000

Basic earnings per share:
-------------------------

     As reported               $     0.81  $     1.00  $     0.43
     Pro forma                 $     0.76  $     0.94  $     0.41

Diluted earnings per share:
---------------------------

     As reported               $     0.80  $     0.97  $     0.41
     Pro forma                 $     0.75  $     0.92  $     0.40

As required by FAS 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 1999, 1998 and 1997: dividend yield 0%; expected volatility of 56% for 1999 grants, 65% for 1998 and 62% for 1997 grants; risk-free interest rates of 4.10% for 1999 grants, 5.75% for 1998 and 6.00% for 1997 grants. The expected option life is 5 years for all option grants.

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 7 - Benefit Plans

The Company maintains defined contribution retirement plans covering substantially all employees who satisfy the age and service requirements of the plans. The Company's contributions to the plans for the years ended June 30, 1999, 1998 and 1997 amounted to $155,000, $102,000 and $42,000, respectively.
Two retirement plans maintained by AG were terminated at the date of acquisition by the Company. Since both plans were fully funded, the Company did not have to recognize any additional expense upon termination.

Note 8 - Stockholders' Equity

Changes in issued common stock and stockholders' equity for the three years ended June 30, 1999 were as follows:

                                                      Common Stock         Accumulated
                                               -------------------------
                                                  Shares       Amount        Deficit          Total
                                               -----------   -----------   -----------        -----
Balance June 30, 1996......................     4,971,431    $24,660,000  $(19,788,000)  $ 4,872,000
    Exercise of stock options..............       103,547         18,000             -        18,000
    Net income.............................             -              -     2,121,000     2,121,000
                                                ---------   ------------  ------------   -----------
Balance June 30, 1997......................     5,074,978     24,678,000   (17,667,000)    7,011,000
    Exercise of stock options..............        22,500         17,000             -        17,000
    Common stock issued for acquisition....       135,000        881,000             -       881,000
    Net income.............................             -              -     5,134,000     5,134,000
                                                ---------   ------------  ------------   -----------
Balance June 30,1998.......................     5,232,478     25,576,000   (12,533,000)   13,043,000
    Exercise of stock options..............        74,408         41,000             -        41,000
    Common stock issued for acquisition....        63,492        500,000             -       500,000
    Net income.............................             -              -     4,281,000     4,281,000
                                                ---------   ------------  ------------   -----------
Balance June 30, 1999                           5,370,378    $26,117,000  $ (8,252,000)  $17,865,000
                                                =========   ============  ============   ===========

Note 9 - Commitments and Contingencies

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation and its short collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require the customer to provide a letter of credit or an advance payment. In limited cases the Company will grant customers extended payment terms of up to 12 months. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Historically, the Company has not incurred significant credit related losses. The Company invests its excess cash in certificates of deposit with maturities of usually less than one month in an effort to maintain safety and liquidity.

Financial Instruments:

The Company does not hold or issue financial instruments for trading purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt reflected in the June 30, 1999 and 1998 balance sheets approximate carrying value at that date.

                          Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont'd.)

Lease Commitments:

Rent expense amounted to $348,000, $349,000 and $344,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

Minimum annual rental commitments under operating leases with terms in excess of one year are as follows:
2000 - $194,000; 2001 - $173,000; 2002 - $131,000; 2003 - $31,000 and  2004 -
$26,000.

The Company leases a building from the former shareholder of AG for $10,000 per month. The lease has an initial term through April 2002.

Employment Agreements:

The Company has a severance compensation plan for certain executive officers and key employees of the Company which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan. The Company also has an employment agreement with its president and chief executive officer which provides for severance in the case of voluntary or involuntary termination or change in control. The employment agreement has a term through June 30, 2002, subject to extension as set forth in the agreement. The aggregate commitment for these employment agreements approximates $3,119,000 as of June 30, 1999. The Company also has employment contracts with two other key executives. Minimum annual salaries due under the agreements amount to $370,000 per year. These agreements expire in January and February 2003, respectively.

Litigation:

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

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 10 - Segment and Customer Information:

Bolt Technology Corporation's reportable segments are: (1) geophysical equipment and (2) industrial clutches. The following table provides selected financial information for each of the Company's segments for 1999 and 1998. Prior to 1998, the Company operated in only one segment, geophysical equipment.

                                   Geophysical  Industrial
Fiscal Year ended June 30, 1999     Equipment    Clutches      Total
---------------------------------  -----------  ----------     -----

Sales                              $16,678,000  $2,913,000  $19,591,000
Interest income                        149,000           -      149,000
Interest expense                       115,000           -      115,000
Depreciation and amortization          198,000     250,000      448,000
Income before income taxes           4,456,000     553,000    5,009,000
Segment assets                      21,723,000   6,164,000   27,887,000
Fixed asset additions                   62,000      15,000       77,000

                                   Geophysical  Industrial
Fiscal Year ended June 30, 1998      Equipment    Clutches     Total
---------------------------------  -----------  ----------     -----
Sales                              $16,417,000  $1,636,000  $18,053,000
Interest income                        104,000           -      104,000
Interest expense                         5,000       1,000        6,000
Depreciation and amortization           39,000     124,000      163,000
Income before income taxes           4,394,000     382,000    4,776,000
Segment assets                       9,987,000   6,475,000   16,462,000
Fixed asset additions                   24,000           -       24,000

The Company does not allocate income taxes to segments.

The following table reports sales by country for the years ended June 30, 1999, 1998 and 1997. Sales are attributed to each country based on the location of the customer.

                                            1999         1998         1997
                                        -----------  -----------  -----------
           United States..............  $ 7,161,000  $ 7,215,000  $ 4,788,000
           Norway.....................    4,378,000    3,458,000    3,670,000
           Peoples Republic of China..      349,000    2,014,000      308,000
           United Kingdom.............    3,180,000    1,930,000       95,000
           Former Soviet Union........      612,000    1,269,000       92,000
           Singapore..................      940,000      671,000    1,014,000
           Japan......................    1,650,000      384,000      339,000
           Other......................    1,321,000    1,112,000      225,000
                                        -----------  -----------  -----------
                                        $19,591,000  $18,053,000  $10,531,000
                                        ===========  ===========  ===========

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 10 - Segment and Customer Information (cont'd)

A relatively small number of customers has accounted for the Company's geophysical equipment segment sales. The segment's three largest customers in 1999, 1998 and 1997 accounted for 43%, 42%, and 77% of total consolidated sales, respectively. Customers accounting for 10% or more of consolidated sales for 1999, 1998 and 1997 are as follows:

                                                             1999         1998       1997
                                                             ----         ----       ----
   Customer A........................................          19%          22%        38%
   Customer B........................................          14           10         20
   Customer C........................................           -           10          -
   Customer D........................................          10            -          -
   Customer E........................................           -            -         19

Note 11 - Supplementary Information

 Accrued liabilities at June 30 consist of the following:

                                                                   1999         1998
                                                             ----------   ----------
  Compensation and related taxes....................         $  806,000   $1,043,000
  Compensated absences..............................            286,000      195,000
  Commissions payable...............................            403,000      192,000
  Professional fees.................................            125,000       84,000
  Other.............................................            128,000       82,000
                                                             ----------   ----------
                                                             $1,748,000   $1,596,000
                                                             ==========   ==========

Included in sales in 1998 and 1997 is $15,000 and $471,000 of service revenue. Cost of sales in 1998 and 1997 includes $80,000 and $569,000, respectively, of service costs. There was no service revenue or related costs for 1999.

Note 12 - Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters for the years ended June 30, 1999 and 1998.

                                     Costs and               Earnings per Share
                                                             ------------------
                           Sales      Expenses   Net Income  Basic      Diluted
                         ----------  ----------  ----------  -----      -------
Quarters Fiscal 1999:
    First                $5,360,000  $3,825,000  $1,535,000  $0.29      $  0.29
    Second                5,849,000   3,921,000   1,781,000   0.34         0.33
    Third                 4,618,000   3,491,000     708,000   0.13         0.13
    Fourth                3,764,000   3,345,000     257,000   0.05         0.05

Quarters Fiscal 1998:
    First                $2,657,000  $2,047,000  $  868,000  $0.17      $  0.17
    Second                3,750,000   2,866,000     984,000   0.19         0.19
    Third                 5,117,000   3,894,000   1,223,000   0.23         0.23
    Fourth                6,529,000   4,470,000   2,059,000   0.39         0.38

                          Bolt Technology Corporation

         Schedule II - Valuation and Qualifying Accounts and Reserves

                    For the Three Years Ended June 30, 1999

                                             Additions Charged
                               Balance At      (Credited) To                                             Balance At
                              Beginning Of       Costs And                                                 End of
       Description                Year            Expenses           Deductions           Other             Year
       -----------            ------------   -----------------       ----------           -----          ----------
Allowance for uncollectible
accounts:

  1997                        $     84,000   $          85,000   $      (73,000)      $         -        $    96,000
  1998                              96,000              79,000          (39,000)                -            136,000
  1999                             136,000             154,000                -            70,000(3)         360,000

Reserve for inventory
valuation:

  1997                        $    950,000   $          66,000   $     (217,000)(1)                      $   799,000
  1998                             799,000              82,000          (40,000)(1)                          841,000
  1999                             841,000              69,000          (50,000)(1)                          860,000

Valuation allowance
for deferred
tax assets:

  1997                        $  5,258,000   $        (214,000)  $     (674,000)                         $ 4,370,000
  1998                           4,370,000            (642,000)      (2,531,000)(2)                        1,197,000
  1999                           1,197,000                   -       (1,197,000)                                   -

(1) Inventory scrapped.

(2) Includes $1,000,000 allocated to the purchase price of Custom Products Corporation.

(3) Represents allowance for uncollectible accounts assumed through acquisition.

                                   Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of September 1999.

                                        BOLT TECHNOLOGY CORPORATION

                                        By /s/ Raymond M. Soto
                                        ---------------------------------------
                                                   Raymond M. Soto
                                        (President and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                   Date
/s/ Raymond M. Soto           President,                 September 22 , 1999
----------------------------
    (Raymond M. Soto)         and Director
                              (Principal Executive
                              Officer and Principal
                              Financial Officer)

/s/ Alan Levy                 Vice President - Finance,  September 22, 1999
----------------------------
   (Alan Levy)                Secretary and Treasurer
                              (Principal Accounting
                              Officer)

/s/ Kevin M. Conlisk          Director                   September 22, 1999
----------------------------
   (Kevin M. Conlisk)

/s/ Stephen Chelminski        Director                   September 22, 1999
----------------------------
   (Stephen Chelminski)

/s/ John H. Larson            Director                   September 22, 1999
----------------------------
   (John H. Larson)

/s/ Joseph Espeso             Director                   September 22, 1999
----------------------------
   (Joseph Espeso)

/s/ Joseph Mayerick, Jr.      Director                   September 22, 1999
----------------------------
   (Joseph Mayerick, Jr.)

/s/ Gerald H. Shaff           Director                   September 22, 1999
----------------------------
   (Gerald H. Shaff)

/s/ Gerald A. Smith           Director                   September 22, 1999
----------------------------
   (Gerald A. Smith)