Form 10-Q
period 1999-09-30
BOLT TECHNOLOGY CORP
filed 1999-10-27
CIK 354655

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: September 30, 1999

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

                                            Yes [X]   No [_]

   At October 16, 1999 there were 5,370,378 shares of common stock, without par value, outstanding.

                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----

                                                                                             Page Number
                                                                                             -----------
   Part I - Financial Information:

   Item 1. Financial Statements.

           Consolidated statements of income - three months ended
           September 30, 1999 and 1998......................................................      3

           Consolidated balance sheets -
           September 30, 1999 and June 30, 1999.............................................      4

           Consolidated statements of cash flows -
           three months ended September 30, 1999 and 1998...................................      5

           Notes to consolidated financial statements.......................................    6-10

   Item 2. Management's discussion and analysis of financial
           condition and results of operations..............................................   11-13

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................     13

   Part II - Other Information:

   Item 6.  Exhibits and reports on Form 8-K.................................................     14

            Signatures.......................................................................     14

                                      (2)

                         PART I- FINANCIAL INFORMATION
                          BOLT TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     -------------------------------------

                                                      Three Months Ended
                                                         September 30,
                                                      ------------------

                                                        1999         1998
                                                        ----         ----
Revenues:

     Sales........................................  $ 4,058,000    $ 5,360,000

Costs and Expenses:

     Cost of sales................................    2,032,000      2,803,000
     Research and development.....................      125,000         50,000
     Selling, general and administrative..........    1,057,000        941,000
     Amortization of intangibles..................      165,000         57,000
     Interest expense.............................      141,000              -
     Interest income..............................      (29,000)       (26,000)
                                                    -----------    -----------
                                                      3,491,000      3,825,000
                                                    -----------    -----------

Income before income taxes........................      567,000      1,535,000
Provision for income taxes........................      262,000              -
                                                    -----------    -----------
     Net Income...................................  $   305,000    $ 1,535,000
                                                    ===========    ===========

Earnings per share:
     Basic........................................  $      0.06    $      0.29
     Diluted......................................  $      0.06    $      0.29

Shares Outstanding:
     Basic........................................    5,370,378      5,232,478
     Diluted......................................    5,415,370      5,371,623

See Notes to Consolidated Financial Statements.

                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                  September 30,     June 30,
                                                      1999            1999
                                                   (unaudited)
                                                  -------------     --------
Current Assets:
    Cash and cash equivalents..................   $   3,175,000   $  3,500,000
    Accounts receivable, net...................       2,637,000      2,208,000
    Inventories................................       5,100,000      5,413,000
    Deferred income taxes......................       1,129,000      1,091,000
    Other......................................         164,000        161,000
                                                  -------------   ------------
       Total current assets....................      12,205,000     12,373,000
                                                  -------------   ------------


Goodwill, net..................................      12,446,000     12,610,000
Property and Equipment, net....................       1,427,000      1,433,000
Deferred Income Taxes..........................       1,156,000      1,403,000
Other Assets...................................          61,000         68,000
                                                  -------------   ------------
       Total assets............................   $  27,295,000   $ 27,887,000
                                                  =============   ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
    Current maturities of long-term debt.......   $   1,700,000   $   1,700,000
    Accounts payable...........................         513,000         549,000
    Accrued liabilities........................       1,300,000       1,748,000
    Income taxes payable.......................         737,000         725,000
                                                  -------------   -------------
       Total current liabilities...............       4,250,000       4,722,000
Long-term Debt.................................       4,875,000       5,300,000
                                                  -------------   -------------
         Total liabilities.....................       9,125,000      10,022,000

Stockholders' Equity:
    Common Stock...............................      26,117,000      26,117,000
    Accumulated deficit........................      (7,947,000)     (8,252,000)
                                                  -------------   -------------
       Total stockholders' equity..............      18,170,000      17,865,000
                                                  -------------   -------------
           Total liabilities and stockholders'
           equity..............................   $  27,295,000   $  27,295,000
                                                  =============   =============

See Notes to Consolidated Financial Statements.

                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                        -------------------------------

                                                           Three Months Ended
                                                              September 30,
                                                              -------------
                                                            1999          1998
                                                            ----          ----
Cash Flows From Operating Activities:
 Net income............................................   $ 305,000    $1,535,000
 Adjustments to reconcile net income to
  cash  provided by operating activities:
   Depreciation and amortization.......................     235,000        70,000
   Deferred income taxes...............................     209,000       (90,000)
                                                          ---------    ----------
                                                            749,000     1,515,000
 Changes in Operating Assets and Liabilities:
    Accounts receivable................................    (429,000)    1,260,000
    Inventories........................................     313,000       (83,000)
    Other assets.......................................       2,000        (9,000)
    Accounts payable and accrued liabilities...........    (484,000)     (914,000)
    Income taxes payable...............................      12,000             -
                                                          ---------    ----------
       Net cash provided by operations.................     163,000     1,769,000
                                                          ---------    ----------

Cash Flows From Investing Activities:
 Purchase of property and equipment....................     (63,000)      (33,000)
                                                          ---------    ----------
     Net cash used in investing activities.............     (63,000)      (33,000)
                                                          ---------    ----------

Cash Flows From Financing Activities:
 Repayment of long-term debt...........................    (425,000)            -
                                                          ---------    ----------
    Net cash used  in financing activities.............    (425,000)            -
                                                          ---------    ----------

Net (decrease) increase in cash and cash equivalents...  $ (325,000)  $ 1,736,000
                                                         ===========  ===========

Supplemental disclosure of cash flow information:
   Income taxes paid...................................  $   22,000   $    83,000
   Interest paid.......................................  $  141,000             -


See Notes to Consolidated Financial Statements.

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                                  -----------

Note 1- Basis of Presentation
-----------------------------

     The consolidated balance sheet as of September 30, 1999, the consolidated statements of income for the three month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the three month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management , all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the September 30, 1999 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


Note 2 - Acquisition
--------------------

     In April 1999, the Company acquired all of the outstanding common stock of A-G Geophysical Products, Inc. ("AG"). AG manufactures underwater electrical connectors and cables, air gun signature hydrophones and pressure tranducers used in the marine seismic industry. The purchase price totaled $13,783,000 and consisted of $6,100,000 in cash; a note to the selling shareholder for $7,000,000; 63,492 shares of common stock valued at $500,000 and acquisition costs of $183,000. The results of operations of AG have been included in the consolidated statement of income from the acquisition date.

     The following table presents the unaudited pro forma consolidated results of operations of the Company and AG for the three months ended September 30, 1998. The pro forma results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of results in the future.

                                        Three Months Ended
                                        September 30, 1998
                                        ------------------
              Sales                           $8,124,000
              Net income                      $1,808,000
              Earnings per share:
                Basic                         $     0.34
                Diluted                       $     0.33

                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 3 - Debt
-------------

     Credit Facility

     The Company has a $3,000,000 unsecured credit facility which expires in January 2003. Maximum borrowings under the facility decrease $500,000 each January and bear interest at the prime rate. The credit facility contains covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $4,998,000 at June 30, 1999 which increases by 75% of net income each year and; (iii) a ratio of total liabilities to tangible net worth of not more than 3 to 1 through December 31, 1999. This ratio decreases to 1.25 to 1 by December 31, 2000. Also, under the terms of the agreement the Company must maintain minimum debt service of not less than 2 to 1 and cannot have two consecutive quarterly losses. The Company is in compliance with these covenants at September 30, 1999.

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


Note 4 - Income Taxes
---------------------

     At September 30, 1999, the Company had net operating loss carry-forwards of approximately $4,490,000 which expire in years 2002 through 2007. Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". Based primarily upon the Company's recent earnings history and expected future levels of taxable income, management believes that it is more likely than not that it will realize the benefit of its net deferred tax asset. In the quarter ended September 30, 1998, the Company reduced the deferred tax valuation allowance by $90,000 because of expected higher levels of taxable income. The amount of the net deferred tax asset recorded could be adjusted if estimates of future taxable income during the carry-forward period are revised.

                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 4 - Income Taxes (cont'd)
------------------------------

     Components of income tax (benefit) expense for the three months ended September 30, 1999 and 1998 follow:

                                    September 30,   September 30,
                                        1999            1998
                                        ----            ----
     Current:
         State....................    $ 53,000       $ 90,000
                                      --------       --------

     Deferred:
         Federal..................     209,000        (90,000)
                                      --------       --------

     Income tax expense...........    $262,000       $      -
                                      ========       ========


Note 5 - Inventories
--------------------

     Inventories, net of reserves, are comprised of the following:

                                             September 30,   June 30,
                                                 1999          1999
                                                 ----          ----

      Raw materials and sub-assemblies....     $4,530,000   $4,947,000
      Work-in process.....................        570,000      466,000
                                               ----------   ----------
                                               $5,100,000   $5,413,000
                                               ==========   ==========

Note 6 - Property and Equipment
-------------------------------

     Property and equipment are comprised of the following:

                                       September 30,     June 30,
                                            1999           1999
                                            ----           ----
Building and leasehold improvements..    $   540,000   $   534,000
Geophysical equipment................        460,000       460,000
Machinery and equipment..............      5,630,000     5,573,000
Equipment held for rental............        480,000       480,000
                                         -----------   -----------
                                           7,110,000     7,047,000
 Less accumulated depreciation.......     (5,683,000)   (5,614,000)
                                         -----------   -----------
                                         $ 1,427,000   $ 1,433,000
                                         ===========   ===========


                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 7 - Earnings Per Share
---------------------------

     As required by Statement of Financial Accounting Standards No. 128 (FAS
128), "Earnings Per Share", the Company must report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period.
The following is a reconciliation from basic earnings per share to diluted earnings per share for the quarters ended September 30, 1999 and 1998.

                                               Average Shares    Earnings
September 30, 1999               Net Income     Outstanding      Per share
------------------               ----------     -----------      ---------
Basic earnings per share         $  305,000       5,370,378       $0.06
Effect of Dilution:
     Stock Options                        -          44,992
                                 ----------       ---------
Diluted earnings per share       $  305,000       5,415,370       $0.06
                                 ==========       =========

September 30, 1998
------------------

Basic earnings per share         $1,535,000       5,232,478       $0.29
Effect of dilution:
     Stock Options                        -         139,145
                                 ----------       ---------
Diluted earnings per share       $1,535,000       5,371,623       $0.29
                                 ==========       =========

                                      (9)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 8 - Segment Information
----------------------------

     The Company's reportable segments are: (1) geophysical equipment and (2) industrial clutches. The following table provides selected financial information for both of the Company's segments for the quarters ended September 30, 1999 and 1998.


Quarter ended September 30, 1999
--------------------------------

                                 Geophysical  Industrial
                                  Equipment    Clutches      Total
                                 -----------  ----------  -----------
Sales                            $ 3,145,000  $  913,000  $ 4,058,000
Interest income                       29,000           -       29,000
Interest expense                     141,000           -      141,000
Depreciation and amortization        172,000      63,000      235,000
Income before income taxes           333,000     234,000      567,000
Segment assets                    21,062,000   6,233,000   27,295,000
Fixed asset additions                 31,000      32,000       63,000



Quarter ended September 30, 1998
--------------------------------

                                 Geophysical  Industrial
                                  Equipment    Clutches      Total
                                 -----------  ----------  -----------
Sales                            $ 4,634,000  $  726,000  $ 5,360,000
Interest income                       26,000           -       26,000
Depreciation and amortization          9,000      61,000       70,000
Income before income taxes         1,399,000     136,000    1,535,000
Segment assets                    10,780,000   6,303,000   17,083,000
Fixed asset additions                 33,000           -       33,000

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

     Demand for the Company's geophysical equipment is dependent upon the level of world-wide oil and gas exploration activity. This activity depends primarily on oil and gas prices. Historically these markets have been volatile. Factors that cause this volatility are consumer demand, weather, world political conditions and overall economic conditions. Recent volatility in oil and gas prices has resulted in a reduction in exploration activity which has decreased the demand for geophysical equipment.


Liquidity and Capital Resources
-------------------------------

     For the three months ended September 30, 1999 cash and cash equivalents decreased $325,000 compared to an increase of $1,736,000 for the three months ended September 30, 1998. The primary causes for the change between quarters was the reduced level of net income and the repayment of $425,000 of long-term debt related to the acquisition of A-G Geophysical Products, Inc.

     For the three months ended September 30, 1999, the Company used $63,000 for capital expenditures. The Company does not anticipate capital expenditures for the current fiscal year to exceed $150,000.

     The Company has a $3,000,000 unsecured credit facility which matures in 2003. Available borrowings under the terms of the agreement decrease by $500,000 each year. Any borrowings under the agreement bear interest at the prime rate. There are no borrowings outstanding under this agreement at September 30, 1999.

     As part of the consideration for the acquisition of AG Geophysical Products, Inc. in April 1999, the Company issued a note for $7,000,000. The note bears interest at 8.25% payable monthly and requires quarterly principal payments of $425,000 with a final maturity in April 2002. The Company pledged the assets and common stock of AG as collateral for the note.

     Under the terms of the January 1998 asset purchase agreement for Custom Products, the Company may be required to make additional payments to the former owners of Custom Products in the maximum amount of $4,000,000 if net sales of Custom Products increase to certain levels by December 2002.

                                      (11)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (CONTINUED)
                                  -----------

Liquidity and Capital Resources (cont'd)
----------------------------------------

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

     Current cash and cash equivalent balances, existing borrowing capacity and projected cash flow from operations are currently considered adequate to meet foreseeable operating needs.

     The Company believes that inflation and changing prices have not had a material effect on the Company's revenues and profitability.


Year 2000 ("Y2K") Compliance
----------------------------

     The Company outlined its plan to deal with the Y2K issue in its June 30, 1999 Form 10-K. During the first quarter of fiscal 2000 the Company continued this program . The Company expects to be Y2K compliant by November 1999. The cost of Y2K program will not be material to the financial condition or results of operations. The Company believes that there will be no material disruptions in its operations from Year 2000 related issues and therefore, no contingency plan in the event that Year 2000 issues not known at this time develop or have not been considered.


Results of Operations
---------------------

     The consolidated statement of income for the three months ended September 30, 1999 includes the results of operations of A-G Geophysical Products, Inc. which was acquired in April 1999.

     Sales for the quarter ended September 30, 1999 decreased $1,302,000 or 24% from the corresponding period last year. Sales of marine air guns and replacement parts decreased $2,718,000 because of the decline in product demand caused by the continued decrease in exploration spending which started in early 1999. Partially offsetting the decline in sales of marine air guns and replacement parts was the inclusion of sales of $1,229,0000 from AG and an increase in sales of industrial clutches of $187,000.

                                      (12)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               ------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                     ------------------------------------
                                  (CONTINUED)
                                  -----------

Results of Operations (cont'd)
------------------------------

     Cost of sales as a percentage of sales decreased from from 52% to 50% for the quarter. The improvement in operating margins came from Custom Products and AG which generally have higher profit margins than the Company's marine air guns and replacement parts. Negatively effecting margins for the quarter was decreased manufacturing efficiencies associated with the lower sales volume of marine air guns and replacement parts.

     Research and development costs increased by $75,000 from the corresponding period of the prior year as a result of an increase in activities related to the final development and testing of the Company's new marine air gun.

     Selling, general and administrative expenses increased $116,000 over the prior year's first quarter. The inclusion of AG for the September 1999 quarter accounted for $ 283,000. Offsetting the additional expenses from the AG acquisition was reduced incentive compensation expense of $168,000 because of lower earnings for the quarter.

     Amortization of intangibles increased by $108,000 because of the acquisition of AG in April 1999. The Company is amortizing the goodwill related to its acquisitions over 20 years.

     Interest expense for the quarter of $141,000 represents amounts paid in connection with the note issued for the acquisition of AG.

     Interest income increased $3,000 for the quarter because of slightly higher cash balances.

     The provision for income taxes for the first quarter was $262,000, an effective tax rate of 46%. This amount is higher than the federal statutory federal rate of 34% principally from the effect of the goodwill related to the AG acquisition and state income tax expense. In the first quarter of fiscal 1999 the Company did not provide any income tax expense because of the utilization of previously reserved net operating loss carry-forwards available and a reduction in the deferred tax valuation allowance of $90,000.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     None

                                      (13)

                          PART II- OTHER INFORMATION
                          --------------------------

Item 6- Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits.
         ---------
         (27)  Financial Data Schedule.

     (b) Reports on Form 8-K.
         --------------------
         The Company filed a Current Report on Form 8-K dated September 7, 1999 with the Securities and Exchange Commission with respect to acquisition of A-G Geophysical Products, Inc. The item reported was "Item 7. Financial Statements and Exhibits".


                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  /s/ Raymond M. Soto
                                 ------------------------------
                                 Chairman, President and Chief Executive Officer (Principal Financial Officer)


                                  /s/ Alan Levy
                                 ------------------------------
                                 Vice President-Finance
                                 Secretary and Treasurer
                                 (Principal Accounting Officer)



October 27, 1999

                                      (14)