Form 10-Q
period 1999-12-31
BOLT TECHNOLOGY CORP
filed 2000-01-28
CIK 354655

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  December 31, 1999

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

                                         Yes [ X ]       No [  ]

At January 19, 2000 there were 5,388,378 shares of common stock, without par value, outstanding.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----

                                                                         Page Number
                                                                         -----------
Part I - Financial Information:

Item 1. Financial Statements.

        Consolidated statements of income - three and six months ended
        December 31, 1999 and 1998.......................................        3

        Consolidated balance sheets -
        December 31, 1999 and June 30, 1999..............................        4

        Consolidated statements of cash flows -
        six months ended December 30, 1999 and 1998......................        5

        Notes to consolidated financial statements.......................      6-10


Item 2. Management's discussion and analysis of financial
        condition and results of operations..............................     11-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......       14


Part II - Other Information:

Item 4. Submission of Matters to a Vote of Security Holders..............       14

Item 6. Exhibits and reports on Form 8-K.................................       14

        Signatures.......................................................       15

                        PART I - FINANCIAL INFORMATION
                          BOLT TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                       ---------------------------------

                                            Three Months Ended          Six Months Ended
                                               December 31,               December 31,
                                            ------------------          ----------------
                                           1999           1998         1999           1998
                                           ----           ----         ----           ----
Revenues:

    Sales................................  $3,233,000    $5,849,000   $7,291,000   $11,209,000
                                           ----------    ----------   ----------   -----------

Costs and Expenses:

    Cost of sales........................   1,720,000     2,886,000    3,752,000     5,689,000
    Research and development.............      81,000       112,000      206,000       162,000
    Selling, general and administrative..   1,077,000       903,000    2,134,000     1,844,000
    Amortization of intangibles..........     166,000        57,000      331,000       114,000
    Interest expense.....................     133,000             -      274,000             -
    Interest income......................     (24,000)      (37,000)     (53,000)      (63,000)
                                           ----------    ----------   ----------   -----------
                                            3,153,000     3,921,000    6,644,000     7,746,000
                                           ----------    ----------   ----------   -----------

Income before income taxes...............      80,000     1,928,000      647,000     3,463,000
Provision for income taxes...............      40,000       147,000      302,000       147,000
                                           ----------    ----------   ----------   -----------
    Net Income...........................  $   40,000    $1,781,000   $  345,000   $ 3,316,000
                                           ==========    ==========   ==========   ===========

Earnings per share:
  Basic..................................  $     0.01    $     0.34   $     0.06   $      0.63
  Diluted................................  $     0.01    $     0.33   $     0.06   $      0.62

Shares Outstanding:
  Basic..................................   5,388,378     5,262,882    5,379,378     5,247,680
  Diluted................................   5,406,791     5,351,722    5,411,081     5,361,673

See Notes to Consolidated Financial Statements.

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                   December 31,    June 30,
                                                       1999          1999
                                                   (unaudited)
                                                   ------------   -----------
Current Assets:
  Cash and cash equivalents.......................  $ 1,975,000   $ 3,500,000
  Accounts receivable, net........................    2,526,000     2,208,000
  Inventories.....................................    5,006,000     5,413,000
  Deferred income taxes...........................    1,106,000     1,091,000
  Other...........................................      127,000       161,000
                                                    -----------   -----------
     Total current assets.........................   10,740,000    12,373,000
                                                    -----------   -----------


Goodwill, net.....................................   12,331,000    12,610,000
Property and Equipment, net.......................    1,391,000     1,433,000
Deferred Income Taxes.............................    1,174,000     1,403,000
Other Assets......................................       55,000        68,000
                                                    -----------   -----------
     Total assets.................................  $25,691,000   $27,887,000
                                                    ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
  Current maturities of long-term debt............  $ 1,700,000   $ 1,700,000
  Accounts payable................................      338,000       549,000
  Accrued liabilities.............................      927,000     1,748,000
  Income taxes payable............................       48,000       725,000
                                                    -----------   -----------
     Total current liabilities....................    3,013,000     4,722,000
Long-term Debt....................................    4,450,000     5,300,000
                                                    -----------   -----------
     Total liabilities............................    7,463,000    10,022,000

Stockholders' Equity:
  Common Stock....................................   26,135,000    26,117,000
  Accumulated deficit.............................   (7,907,000)   (8,252,000)
                                                    -----------   -----------
  Total stockholders' equity......................   18,228,000    17,865,000
                                                    -----------   -----------
       Total liabilities and stockholders' equity.  $25,691,000   $27,887,000
                                                    ===========   ===========

See Notes to Consolidated Financial Statements.

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                       --------------------------------

                                                                    Six Months Ended
                                                                      December 31,
                                                                    ----------------
                                                                   1999          1998
                                                                   ----          ----
Cash Flows From Operating Activities:
     Net income..............................................  $   345,000    $3,316,000
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization.......................      470,000       142,000
         Deferred income taxes...............................      214,000       (68,000)
                                                               -----------    ----------
                                                                 1,029,000     3,390,000
     Changes in operating assets and liabilities:
         Accounts receivable.................................     (318,000)     (121,000)
         Inventories.........................................      407,000      (363,000)
         Other assets........................................       43,000       (67,000)
         Accounts payable and accrued liabilities............   (1,032,000)     (723,000)
         Income taxes payable................................     (727,000)            -
                                                               -----------    ----------
           Net cash (used) provided by operating activities..     (598,000)    2,116,000
                                                               -----------    ----------

Cash Flows From Investing Activities:
     Purchase of property and equipment......................      (95,000)      (70,000)
                                                               -----------    ----------
           Net cash used in investing activities.............      (95,000)      (70,000)
                                                               -----------    ----------

Cash Flows From Financing Activities:
     Repayment of long-term debt.............................     (850,000)            -
     Exercise of stock options...............................       18,000        41,000
                                                               -----------    ----------
         Net cash used in financing activities...............     (832,000)       41,000
                                                               -----------    ----------

Net (decrease) increase in cash and cash equivalents.........  $(1,525,000)   $2,087,000
                                                               ===========    ==========

Supplemental disclosure of cash flow information:
     Income taxes paid.......................................  $   846,000    $  328,000
     Interest paid...........................................  $   231,000             -

See Notes to Consolidated Financial Statements.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

Note 1 - Basis of Presentation
------------------------------

     The consolidated balance sheet as of December 31, 1999, the consolidated statements of income for the three month and six month periods ended December 31, 1999 and 1998 and the consolidated statements of cash flows for the six month periods ended December 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the December 31, 1999 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


Note 2 - Acquisition
--------------------

     In April 1999, the Company acquired all of the outstanding common stock of A-G Geophysical Products, Inc. ("AG"). AG manufactures underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers used in the marine seismic industry. The purchase price totaled $13,783,000 and consisted of $6,100,000 in cash; a note to the selling shareholder for $7,000,000; 63,492 shares of common stock valued at $500,000 and acquisition costs of $183,000. The results of operations of AG have been included in the consolidated statement of income from its acquisition date.

     The following table presents the unaudited pro forma consolidated results of operations of the Company and AG for the six months ended December 31, 1998. The pro forma results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of results in the future.



                                    Six Months Ended
                                    December 31, 1998
                                    -----------------
              Sales                      $16,629,000
              Net income                 $ 4,254,000
              Earnings per share:
                Basic                    $      0.80
                Diluted                  $      0.78

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 3 - Debt
-------------

Credit Facility

     The Company has a $2,500,000 unsecured credit facility which expires in January 2003. Maximum borrowings under the facility decrease $500,000 each January and bear interest at the prime rate. The credit facility contains covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $4,998,000 at June 30, 1999 which increases by 75% of net income each year and; (iii) a ratio of total liabilities to tangible net worth of not more than 2 to 1 through December 31, 2000. This ratio decreases to
1.25 to 1 after December 31, 2000. Also, under the terms of the agreement the Company must maintain minimum debt service of not less than 2 to 1 and cannot have two consecutive quarterly losses. The Company is in compliance with these covenants at December 31, 1999.

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


Note 4 - Income Taxes
---------------------

     At December 31, 1999, the Company had net operating loss carry-forwards of approximately $4,280,000 which expire in years 2002 through 2007. Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". Based primarily upon the Company's recent earnings history and expected future levels of taxable income, management believes that it is more likely than not that it will realize the benefit of its net deferred tax asset. For the six months ended December 31, 1998 the Company reduced the valuation allowance for deferred taxes by $68,000. The amount of the net deferred tax asset recorded could be adjusted if estimates of future taxable income during the carry-forward period are revised.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 4 - Income Taxes (cont'd)
------------------------------

     Components of income tax (benefit) expense for the six months ended December 31, 1999 and 1998 follow:

                                                 December 31,    December 31,
                                                    1999            1998
                                                    ----            ----
     Current:
         State..................................  $ 70,000        $215,000
                                                  --------        --------

     Deferred:
         Federal................................   232,000         (68,000)
                                                  --------        --------

     Income tax expense.........................  $302,000        $147,000
                                                  ========        ========


Note 5 - Inventories
--------------------

     Inventories, net of reserves, are comprised of the following:

                                                  December 31,   June 30,
                                                      1999         1999
                                                      ----         ----

         Raw materials and sub-assemblies.......  $4,394,000    $4,947,000
         Work-in process........................     612,000       466,000
                                                  ----------    ----------
                                                  $5,006,000    $5,413,000
                                                  ==========    ==========


Note 6 - Property and Equipment
-------------------------------

     Property and equipment are comprised of the following:

                                                 December 31,     June 30,
                                                     1999           1999
                                                     ----           ----

         Building and leasehold improvements.... $   540,000   $   534,000
         Geophysical equipment..................     460,000       460,000
         Machinery and equipment................   5,663,000     5,573,000
         Equipment held for rental..............     480,000       480,000
                                                 -----------   -----------
                                                   7,143,000     7,047,000
              Less accumulated depreciation.....  (5,752,000)   (5,614,000)
                                                 -----------   -----------
                                                 $ 1,391,000   $ 1,433,000
                                                 ===========   ===========

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 7 - Earnings Per Share
---------------------------

     As required by Statement of Financial Accounting Standards No. 128 (FAS
128), "Earnings Per Share", the Company must report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three month and six month periods ended December 31, 1999 and 1998.

                                                  Three Months Ended        Six Months Ended
                                                     December 31,             December 31,
                                                  ------------------        ----------------
                                                   1999        1998         1999        1998
                                                   ----        ----         ----        ----
Net earnings available to common
     stockholders                               $   40,000   $1,781,000  $  345,000   $3,316,000
                                                ==========   ==========  ==========   ==========

Weighted average number of common
     shares outstanding                          5,388,378    5,262,882   5,379,378    5,247,680

Common stock equivalents - stock options            18,413       88,840      31,703      113,993
                                                ----------   ----------  ----------   ----------

Weighted average number of common shares and
     common share equivalents outstanding        5,406,791    5,351,722   5,411,081    5,361,673
                                                ==========   ==========  ==========   ==========

Basic earnings per share                        $     0.01   $     0.34  $     0.06   $     0.63
Diluted earnings per share                      $     0.01   $     0.33  $     0.06   $     0.62

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 8 - Segment Information
----------------------------

     The Company's reportable segments are : (1) geophysical equipment and (2) industrial clutches. The following table provides selected financial information for both of the Company's segments for the six months ended December 31, 1999 and 1998.


Six months ended December 31, 1999
----------------------------------

                                    Geophysical   Industrial
                                     Equipment     Clutches       Total
                                     ---------     --------       -----
Sales                               $ 5,648,000   $1,643,000  $ 7,291,000
Interest income                          53,000            -       53,000
Interest expense                        274,000            -      274,000
Depreciation and amortization           344,000      126,000      470,000
Income before income taxes              281,000      366,000      647,000
Segment assets                       19,589,000    6,102,000   25,691,000
Fixed asset additions                    61,000       34,000       95,000



Six months ended December 31, 1998
----------------------------------

                                    Geophysical   Industrial
                                     Equipment     Clutches       Total
                                     ---------     --------       -----
Sales                               $ 9,811,000   $1,398,000   $11,209,000
Interest income                          63,000            -        63,000
Depreciation and amortization            18,000      124,000       142,000
Income before income taxes            3,227,000      236,000     3,463,000
Segment assets                       12,903,000    6,193,000    19,096,000
Fixed asset additions                    55,000       15,000        70,000

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


Liquidity and Capital Resources
-------------------------------

     For the six months ended December 31, 1999 cash and cash equivalents decreased $1,525,000 compared to an increase of $2,087,000 for the six months ended December 31, 1998. The primary causes for the decrease in cash and cash equivalents for the current six month period were the significantly reduced level of sales and net income, the repayment of $850,000 of long-term debt related to the acquisition of A-G Geophysical Products, Inc. and the reduction in current liabilities of $1,759,000 from the June 30, 1999 level.

     For the three months ended December 31, 1999, the Company used $95,000 for capital expenditures. The Company does not anticipate capital expenditures for the current fiscal year to exceed $150,000.

     The Company has a $2,500,000 unsecured credit facility which matures in 2003. Available borrowings under the terms of the agreement decrease by $500,000 each year. Any borrowings under the agreement bear interest at the prime rate. There are no borrowings outstanding under this agreement at December 31, 1999.

     As part of the consideration for the acquisition of AG Geophysical in April 1999, the Company issued a note for $7,000,000. The note bears interest at 8.25% payable monthly and requires quarterly principal payments of $425,000 with a final maturity in April 2002. The Company pledged the assets and common stock of AG as collateral for the note.

     Under the terms of the January 1998 asset purchase agreement for Custom Products, the Company may be required to make maximum additional payments to the former owners of Custom Products of $4,000,000 if net sales of Custom Products increase to certain levels by December 2002. A payment was not required for the twelve months ended December 31, 1999 or December 31, 1998 because the sales of Custom Products did not meet the amount specified in the asset purchase agreement.

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


Year 2000 ("Y2K") Compliance
----------------------------

     The Company did not experience any disruptions because of Y2K issues. All computer systems are Y2K compliant.


Results of Operations
---------------------

Six Months Ended December 31, 1999 Compared to Six Months
---------------------------------------------------------
Ended December 31, 1998
-----------------------

     The consolidated statement of income for the six months end December 31, 1999 includes the results of operations of A-G Geophysical which was acquired in April 1999.

     Sales for the six months ended December 31, 1999 decreased $3,918,000 or 35% from the corresponding period last year. Sales of marine air guns and replacement parts decreased $6,486,000 because of the continued decrease in exploration spending starting in early 1999 which caused a decline in product demand. Partially offsetting this decline was the sales of $2,323,000 from AG and an increase in sales of industrial clutches of $245,000.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------
                                  (CONTINUED)
                                  -----------
Results of Operations (cont'd)
------------------------------

     Cost of sales as a percentage of sales was 51% for the six months ended December 31, 1999 and 1998. The effects of the lower operating efficiencies caused by the decreased demand for marine air guns and replacement parts increased the cost of sales by 5 percentage points. This increase was offset by favorable operating margins at both AG and Custom Products.

     Research and development costs increased by $44,000 from the corresponding period of the prior year as a result of activities associated with the final development and testing of the Company's new marine air gun.

     Selling, general and administrative expense increased $290,000 over the prior year's six month period. The inclusion of AG added $628,000 to expense. Offsetting the added expenses from AG was a $391,000 decrease in incentive compensation expense because of the reduced earnings for the period.

     Amortization of intangibles increased $217,000 because of the acquisition of AG in April 1999. The Company is amortizing the goodwill relating to acquisitions over twenty years.

     Interest expense amounted to $274,000 for the six months and represents amounts paid in connection with the AG acquisition. Interest income decreased $10,000 for the same period due to lower balance of short-term investments.

     The provision for income taxes for the six month period was $302,000, an effective tax rate of 47%. This amount is higher than the statutory federal rate of 34% principally because of the effect of the amortization of the goodwill related to the AG acquisition which is not deductible for income tax purposes and the effect of state income taxes. The provision for income taxes for the first six months of fiscal 1998 was $147,000, an effective tax rate of 4% because of the utilization of previously reserved net operating loss carry-forwards.

Three Months Ended December 31, 1999 Compared to Three Months
-------------------------------------------------------------
Ended December 31, 1998
-----------------------

     The consolidated statement of income for the three months ended December 31, 1999 includes the results of operations of A-G Geophysical which was acquired in April 1999.

     Sales for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998 decreased $2,616,000 or 45%. Sales of marine air guns and replacement parts decreased by $3,766,000 because of the same factors that caused the decrease for the six month period. The inclusion of AG for the quarter increased sales by $1,094,000 and sales of industrial clutches increased $56,000.

     Cost of sales as a percentage of sales increased from 49% to 53% for the quarter. The effects of the lower operating efficiencies associated with the decreased demand for marine air guns and replacement parts increased the cost of sales percentage by 8 percentage points. The favorable operating margins at Custom Products favorably effected the cost of sales percentage by 4 percentage points.

     Research and development costs decreased $31,000 for the quarter as the Company completed most of its development efforts related to its new marine air gun.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------
                                  (CONTINUED)
                                  -----------

Results of Operations (cont'd)
------------------------------

     Selling, general and administrative expense increased $174,000 for the quarter. The inclusion of AG accounted for $345,000 of the increase. Reduced incentive compensation expenses of $222,000 offset part of the expense increase.

     Amortization of intangibles increased $109,000 because of the acquisition of AG in April 1999.

     Interest expense amounted to $133,000 for the quarter and represents amounts paid in connection with the AG acquisition. Interest income decreased by $13,000 for the quarter due to lower balance of short-term investments.

     The provision for income taxes for the quarter was $40,000, an effective tax rate of 50%. This provision is more than the statutory rate for the same reasons that effected the tax provision for the six month period. The provision for income taxes for the second quarter was $147,000, an 8% effective rate. Second quarter tax expense was reduced by previously reserved net operating loss carry-forwards.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     None


                          PART II- OTHER INFORMATION
                          --------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The 1999 Annual Meeting of Stockholders of the Company was held on November 23, 1999 for the following purpose: the election of four directors, each for a three year term expiring in 2002.

     The vote tabulation in the election of directors was as follows: Kevin M. Conlisk received 4,573,134 affirmative votes with 147,795 votes withheld; Joseph Espeso received 4,596,684 affirmative votes with 124,245 votes withheld; Joseph Mayerick, Jr. received 4,599,484 affirmative votes with 124,245 votes withheld and Gerald A. Smith received 4,573,104 votes with 147,825 votes withheld.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits.
          --------
          (27)  Financial Data Schedule.

     (b)  Reports on Form 8-K.
          -------------------
          No reports on Form 8-K were filed by the Company during October, November, and December 1999.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               /s/ Raymond M. Soto
                               -----------------------------
                               Chairman, President and Chief Executive Officer (Principal Financial Officer)


                               /s/ Alan Levy
                               -----------------------------
                               Vice President-Finance
                               Secretary and Treasurer
                               (Principal Accounting Officer)



 January 26, 2000