Form 10-Q
period 2000-03-31
BOLT TECHNOLOGY CORP
filed 2000-04-26
CIK 354655

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 2000

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

                                         Yes [X]       No [_]

At April 19, 2000 there were 5,391,378 shares of common stock, without par value, outstanding.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----

                                                                          Page Number
                                                                          -----------
Part I - Financial Information:

Item 1. Financial Statements.

     Consolidated statements of income - three and nine months ended
     March 31, 2000 and 1999............................................   3

     Consolidated balance sheets -
     March 31, 2000 and June 30, 1999...................................   4

     Consolidated statements of cash flows -
     nine months ended March 31, 2000 and 1999..........................   5

     Notes to consolidated financial statements.........................   6-10


Item 2. Management's discussion and analysis of financial
        condition and results of operations.............................  11-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk......  14

Part II - Other Information:

Item 6. Exhibits and reports on Form 8-K................................  14

     Signatures.........................................................  15

                        PART I - FINANCIAL INFORMATION
                         BOLT  TECHNOLOGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                          ---------------------------


                                                                   Three Months Ended        Nine Months Ended
                                                                        March 31,                March 31,
                                                                   ------------------        -----------------

                                                                   2000          1999         2000          1999
                                                                   ----          ----         ----          ----
Revenues:

     Sales....................................................  $3,984,000   $ 4,618,000   $11,275,000   $15,827,000
                                                                ----------   -----------   -----------   -----------

Costs and Expenses:

     Cost of sales............................................   2,212,000     2,460,000     5,964,000     8,149,000
     Research and development.................................      91,000       127,000       297,000       289,000
     Selling, general and administrative......................   1,133,000       893,000     3,267,000     2,737,000
     Amortization of intangibles..............................     164,000        57,000       495,000       171,000
     Interest expense.........................................     123,000             -       397,000             -
     Interest income..........................................     (17,000)      (46,000)      (70,000)     (109,000)
                                                                ----------   -----------   -----------   -----------
                                                                 3,706,000     3,491,000    10,350,000    11,237,000
                                                                ----------   -----------   -----------   -----------

Income before income taxes....................................     278,000     1,127,000       925,000     4,590,000
Provision for income taxes....................................     140,000       419,000       442,000       566,000
                                                                ----------   -----------   -----------   -----------
     Net Income...............................................  $  138,000   $   708,000   $   483,000   $ 4,024,000
                                                                ==========   ===========   ===========   ===========

Earnings per share:
 Basic........................................................  $     0.03   $      0.13   $      0.09   $      0.76
 Diluted......................................................  $     0.03   $      0.13   $      0.09   $      0.75

Shares Outstanding:
 Basic........................................................   5,391,378     5,306,886     5,383,378     5,267,415
 Diluted......................................................   5,405,305     5,365,893     5,409,155     5,363,079

See Notes to Consolidated Financial Statements.

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                           ASSETS
                                           ------

                                                                             March  31,     June 30,
                                                                                2000          1999
                                                                            (unaudited)
                                                                            -----------    -----------
Current Assets:
     Cash and cash equivalents...........................................   $ 2,289,000    $ 3,500,000
     Accounts receivable, net............................................     2,710,000      2,208,000
     Inventories.........................................................     4,850,000      5,413,000
     Deferred income taxes...............................................     1,055,000      1,091,000
     Other...............................................................       155,000        161,000
                                                                            -----------    -----------
          Total current assets...........................................    11,059,000     12,373,000
                                                                            -----------    -----------


Goodwill, net............................................................    12,169,000     12,610,000
Property and Equipment, net..............................................     1,322,000      1,433,000
Deferred Income Taxes....................................................     1,109,000      1,403,000
Other Assets.............................................................        53,000         68,000
                                                                            -----------    -----------
          Total assets...................................................   $25,712,000    $27,887,000
                                                                            ===========    ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------

Current Liabilities:
     Current maturities of long-term debt................................   $ 1,700,000    $ 1,700,000
     Accounts payable....................................................       653,000        549,000
     Accrued liabilities.................................................       867,000      1,748,000
     Income taxes payable................................................        96,000        725,000
                                                                            -----------    -----------
          Total current liabilities......................................     3,316,000      4,722,000
Long-term Debt...........................................................     4,025,000      5,300,000
                                                                            -----------    -----------
          Total liabilities..............................................     7,341,000     10,022,000

Stockholders' Equity:
     Common Stock........................................................    26,140,000     26,117,000
     Accumulated deficit.................................................    (7,769,000)    (8,252,000)
                                                                            -----------    -----------
     Total stockholders' equity..........................................    18,371,000     17,865,000
                                                                            -----------    -----------
          Total liabilities and stockholders' equity.....................   $25,712,000    $27,887,000
                                                                            ===========    ===========

See Notes to Consolidated Financial Statements.

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                          ___________________________


                                                                                 Nine Months Ended
                                                                                      March 31,
                                                                                 -----------------
                                                                                2000             1999
                                                                                ----             ----
Cash Flows From Operating Activities:
     Net income..........................................................  $    483,000      $ 4,024,000
     Adjustments to reconcile net income to
        cash provided by operating activities:
          Depreciation and amortization..................................       707,000          214,000
          Deferred income taxes..........................................       360,000          293,000
                                                                           ------------      -----------
                                                                              1,550,000        4,531,000
     Changes in operating assets and liabilities:
          Accounts receivable............................................      (502,000)       1,900,000
          Inventories....................................................       563,000         (299,000)
          Other assets...................................................       (16,000)        (224,000)
          Accounts payable and accrued liabilities.......................      (777,000)        (865,000)
          Income taxes payable...........................................      (679,000)               -
                                                                           ------------      -----------
               Net cash provided by operating activities.................       139,000        5,043,000
                                                                           ------------      -----------

Cash Flows From Investing Activities:
     Purchase of property and equipment..................................       (98,000)         (75,000)
                                                                           ------------      -----------
          Net cash used in investing activities..........................       (98,000)         (75,000)
                                                                           ------------      -----------

Cash Flows From Financing Activities:
     Repayment of long-term debt.........................................    (1,275,000)               -
     Exercise of stock options...........................................        23,000           41,000
                                                                           ------------      -----------
          Net cash (used in) provided by financing activities............    (1,252,000)          41,000
                                                                           ------------      -----------

Net (decrease) increase in cash and cash equivalents.....................  $ (1,211,000)     $ 5,009,000
                                                                           ============      ===========

Supplemental disclosure of cash flow information:
     Income taxes paid...................................................  $    870,000      $   382,000
     Interest paid.......................................................  $    397,000                -

See Notes to Consolidated Financial Statements.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (UNAUDITED)
                                  -----------

Note 1 - Basis of Presentation
------------------------------

     The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the three month and nine month periods ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the nine month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the March 31, 2000 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


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

     The following table presents the unaudited pro forma consolidated results of operations of the Company and AG for the nine months ended March 31, 1999. The pro forma results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of results in the future.



                                  Nine Months Ended
                                   March  31, 1999
                                   ---------------

              Sales                  $23,060,000
              Net income             $ 5,459,000
              Earnings per share
                Basic                $      1.02
                Diluted              $      1.01

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 3 - Debt
-------------

Credit Facility

     The Company has a $2,500,000 unsecured credit facility which expires in January 2003. Maximum borrowings under the facility decrease $500,000 each January and bear interest at the prime rate. The credit facility contains covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $4,998,000 at June 30, 1999 which increases by 75% of net income each year and; (iii) a ratio of total liabilities to tangible net worth of not more than 2 to 1 through December 31, 2000. This ratio decreases to
1.25 to 1 after December 31, 2000. The Company also must maintain minimum debt service of not less than 2 to 1 and cannot have two consecutive quarterly losses. The Company is in compliance with these covenants at March 31, 2000.

8.25% Non-Negotiable Promissory Note

     In connection with the acquisition of AG, the Company issued a $7,000,000 note to the selling shareholder for a portion of the purchase price. The note has a final maturity of April 2002 and requires minimum principal payments of $425,000 per quarter. The Company has pledged the assets and common stock of AG as collateral for the note. Also under the terms of the note the Company must have AG maintain a current ratio of no less than 3 to 1 and maintain minimum tangible net worth of $4,000,000.
The Company is in compliance with these covenants at March  31, 2000.



Note 4 - Income Taxes
---------------------

     At March 31, 2000, the Company had net operating loss carry-forwards of approximately $3,784,000 which expire in years 2002 through 2007. Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", requires that the tax benefit of net operating loss ("nol") carry-forwards be recorded as an asset to the extent that management assesses the utilization of such nol carry-forwards to be "more likely than not". Based primarily upon the Company's recent earnings history and expected future levels of taxable income, management believes that it is more likely than not that it will realize the benefit of its net deferred tax asset. The amount of the net deferred tax asset recorded could be adjusted if estimates of future taxable income during the carry-forward period are revised.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 4 - Income Taxes (cont'd)
------------------------------

     Components of income tax (benefit) expense for the nine months ended March 31, 2000 and 1999 follow:

                                March 31,  March 31,
                                  2000       1999
                                  ----       ----
     Current:
          State..............   $ 82,000   $273,000
                                --------   --------

     Deferred:
          Federal............    360,000    293,000
                                --------   --------

     Income tax expense......   $442,000   $566,000
                                ========   ========


Note 5 - Inventories
--------------------

     Inventories, net of reserves, are comprised of the following:

                                                 March 31,   June 30,
                                                   2000        1999
                                                   ----        ----
          Raw materials and sub-assemblies..   $4,163,000   $4,947,000
          Work-in process...................      687,000      466,000
                                               ----------   ----------
                                               $4,850,000   $5,413,000
                                               ==========   ==========

Note 6 - Property and Equipment
--------------------------------

     Property and equipment are comprised of the following:

                                                   March 31,     June 30,
                                                     2000          1999
                                                     ----          ----

          Building and leasehold improvements..  $   540,000   $   534,000
          Geophysical equipment................      460,000       460,000
          Machinery and equipment..............    5,666,000     5,573,000
          Equipment held for rental............      480,000       480,000
                                                 -----------   -----------
                                                   7,146,000     7,047,000
             Less accumulated depreciation....    (5,824,000)   (5,614,000)
                                                 -----------   -----------
                                                 $ 1,322,000   $ 1,433,000
                                                 ===========   ===========

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (CONTINUED)
                                  -----------

Note 7 - Earnings Per Share
---------------------------

     Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three month and nine month periods ended March 31, 2000 and 1999.

                                                    Three Months Ended          Nine  Months Ended
                                                         March 31,                    March 31,
                                                      2000        1999            2000         1999
                                                      ----        ----            ----         ----
Net earnings available to common
     stockholders                               $  138,000  $  708,000      $  483,000   $4,024,000
                                                ==========  ==========      ==========   ==========

Weighted average number of common
     shares outstanding                          5,391,378   5,306,886       5,383,378    5,267,415

Common stock equivalents - stock options            13,927      59,007          25,777       95,664
                                                ----------  ----------      ----------   ----------

Weighted average number of common shares and
     common share equivalents outstanding        5,405,305   5,365,893       5,409,155    5,363,079
                                                ==========  ==========      ==========   ==========

Basic earnings per share                        $     0.03  $     0.13      $     0.09   $     0.76
Diluted earnings per share                      $     0.03  $     0.13      $     0.09   $     0.75

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 8 - Segment Information
----------------------------

     The Company's reportable segments are: (1) geophysical equipment and (2) industrial clutches. The following table provides selected financial information for both of the Company's segments for the nine months ended March 31, 2000 and 1999.

Nine months ended March 31, 2000
--------------------------------

                                  Geophysical   Industrial
                                   Equipment     Clutches          Total
                                  -----------   ----------         -----
Sales                             $ 8,685,000   $2,590,000   $11,275,000
Interest income                        70,000            -        70,000
Interest expense                      397,000            -       397,000
Depreciation and amortization         514,000      193,000       707,000
Income before income taxes            324,000      601,000       925,000
Segment assets                     19,533,000    6,179,000    25,712,000
Fixed asset additions                  61,000       37,000        98,000


Nine months ended March  31, 1999
---------------------------------

                                  Geophysical   Industrial
                                   Equipment     Clutches          Total
                                   ---------     --------          -----
Sales                             $13,701,000   $2,126,000   $15,827,000
Interest income                       109,000            -       109,000
Depreciation and amortization          28,000      186,000       214,000
Income before income taxes          4,187,000      403,000     4,590,000
Segment assets                     13,388,000    6,274,000    19,662,000
Fixed asset additions                  60,000       15,000        75,000

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

     Demand for the Company's geophysical equipment is dependent upon the level of world-wide oil and gas exploration activity. This activity depends primarily on oil and gas prices. Historically these markets have been volatile. Factors that cause this volatility are consumer demand, weather, world political conditions and overall economic conditions. Volatility in oil and gas prices has resulted in a reduction in exploration activity which has decreased the demand for geophysical equipment manufactured by the Company.

Liquidity and Capital Resources
-------------------------------

     For the nine months ended March 31, 2000 cash and cash equivalents decreased $1,211,000 compared to an increase of $5,009,000 for the nine months ended March 31, 1999. The primary causes for the decrease in cash and cash equivalents for the current nine month period were the reduced level of sales and net income, the repayment of $1,275,000 of long-term debt related to the acquisition of A-G Geophysical and the reduction in current liabilities of $1,456,000 from the June 30, 1999 level.

      For the nine months ended March 31, 2000 the Company spent $98,000 for capital expenditures. The Company does not anticipate capital expenditures for the current fiscal year to exceed $150,000.

     The Company has a $2,500,000 unsecured credit facility which matures in 2003. Available borrowings under the terms of the agreement decrease by $500,000 each year. Any borrowings under the agreement bear interest at the prime rate. There are no borrowings outstanding under this agreement at March 31, 2000.

     As part of the consideration for the acquisition of A-G Geophysical in April 1999, the Company issued a $7,000,000 note. The note bears interest at 8.25% payable monthly and requires quarterly principal payments of $425,000. The note has a final maturity in April 2002. The Company pledged the assets and common stock of AG as collateral for the note.

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

     In October 1998, the Company announced that its board of directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its common stock in open market or private transactions. The Company will use its cash flow from operations and existing cash balances for the repurchase of any shares. The Company has not repurchased any shares under the program.

     Current cash and cash equivalent balances, existing borrowing capacity and projected cash flow from operations are currently considered adequate to meet foreseeable operating needs.

     The Company believes that inflation and changing prices have not had a material effect on the Company's revenues and profitability.


Results of Operations
---------------------

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999
-----------------------------------------------------------------------------

     The consolidated statement of income for the nine months ended March 31, 2000 include the results of operations of A-G Geophysical which was acquired in April 1999.

     Sales for the nine months ended March 31, 2000 decreased $4,552,000 or 29 % from the corresponding period last year. Sales of marine air guns and replacement parts decreased $8,512,000. Partially offsetting this decline were the sales of $3,496,000 from AG and an increase in sales of industrial clutches of $464,000. Although recent oil pricies are the highest in nine years, the significant decrease in sales of marine air guns and replacement parts has been caused by reduced exploration spending by oil companies and excess marine seismic industry capacity.

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

     Cost of sales as a percentage of sales was 53% for the nine months ended March 31, 2000 and 51% for the nine months ended March 31, 1999. The effect of lower operating efficiencies from the decreased demand for marine air guns and replacement parts increased the cost of sales by 6 percentage points and the higher demand for industrial clutches decreased cost of sales by 4 percentage points.

     Research and development costs remained essentially unchanged from the corresponding period of the prior year. The Company is in the final development and testing stage of its new marine air gun.

     Selling, general and administrative expense increased $530,000 over the prior year's nine month period. The inclusion of A-G Geophysical added $957,000 to expense and marketing costs at Custom Products increased $138,000. Offsetting the added expenses from AG and Custom Products was a $499,000 decrease in incentive compensation expense because of the reduction in earnings.

     Amortization of intangibles increased $324,000 because of the acquisition of AG in April 1999. The Company is amortizing the goodwill relating to acquisitions over twenty years.

     Interest expense amounted to $397,000 for the nine months and represents amounts paid in connection with the AG acquisition. Interest income decreased $39,000 for the same period due to the lower balance of short-term investments.

     The provision for income taxes for the nine month period was $442,000, an effective tax rate of 48%. This amount is higher than the statutory federal rate of 34% principally because of the effect of the amortization of the goodwill from the AG acquisition which is not deductible for tax purposes and the effect of state income taxes. The provision for income taxes for the first nine months of fiscal 1999 was $566,000, an effective tax rate of 12%, because of the utilization of previously reserved net operating loss carry-forwards.

Three Months Ended March  31, 2000 Compared to Three Months Ended March 31, 1999
--------------------------------------------------------------------------------

     The consolidated statement of income for the three months ended March 31, 2000 includes the results of operations of A-G Geophysical which was acquired in April 1999.

     Sales for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 decreased $634,000 or 14%. Sales of marine air guns and replacement parts decreased by $2,026,000 because of the same factors that caused the decrease for the nine month period. The inclusion of AG for the quarter increased sales by $1,172,000 and sales of industrial clutches increased $220,000.

     Cost of sales as a percentage of sales increased from 53% to 56% for the quarter. The effect of lower operating efficiencies associated with the decreased demand for geophysical equipment increased the cost of sales percentage by 9 percentage points and The improved operating margins at Custom Products favorably effected the cost of sales percentage by 6 percentage points.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------
                                  (CONTINUED)
                                  -----------

Results of Operations (cont'd)
------------------------------

     Research and development costs decreased $36,000 for the quarter as the Company completed most of its development efforts related to its new marine air gun.

     Selling, general and administrative expense increased $240,000 for the quarter. The inclusion of AG accounted for $329,000 of the increase. Marketing costs related to the higher sales level at Custom Products accounted for $73,000 of the increase. Reduced incentive compensation expenses of $108,000 offset part of the selling, general and administrative expense increase.

     Amortization of intangibles increased $107,000 because of the acquisition of AG in April 1999.

     Interest expense amounted to $123,000 for the quarter and represents amounts paid in connection with the AG acquisition. Interest income decreased by $29,000 for the quarter because the Company used its short-term investments to finance a portion of the AG acquisition in April 1999.

     The provision for income taxes for the third quarter of fiscal 2000 was $140,000, an effective tax rate of 50%. This provision is more than the statutory rate for the same reasons that effected the tax provision for the nine month period. The provision for income taxes for the third quarter of fiscal 1999 was $419,000, an 37% effective rate. The tax rate in last year's third quarter did not include the effect of the goodwill amortization from the AG acquisition which caused the increase in the fiscal 2000 tax rate.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     None


                          PART II- OTHER INFORMATION
                          --------------------------



Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits.
          ----------
          (27) Financial Data Schedule.

     (b)  Reports on Form 8-K.
          --------------------
          No reports on Form 8-K were filed by the Company during January, February or March 2000.

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


                              /s/ Raymond M. Soto
                              -----------------------
                              Chairman, President and Chief Executive Officer (Principal Financial Officer)


                              /s/ Alan Levy
                              -----------------------
                              Vice President-Finance
                              Secretary  and Treasurer
                              (Principal Accounting Officer)




April 26, 2000