Form 10-K
period 2000-06-30
BOLT TECHNOLOGY CORP
filed 2000-09-22
CIK 354655

                      SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K
                             Washington, DC 20549
                                 ____________

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended June 30, 2000
                                      or
          [_]Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]
                 For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock, without par value, held by non-affiliates on August 20, 2000: $19,920,656

As of August 20, 2000, there were 5,408,733 shares of Common Stock, without par value, outstanding.

                      Documents Incorporated By Reference

Definitive Proxy Statement for 2000 Annual Meeting, which will be filed no later than 120 days after June 30, 2000, is incorporated by reference in Part III to the extent stated in this report.

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

                                    PART I

Preliminary Note: In this annual report on Form 10-K, we refer to Bolt Technology Corporation and its subsidiaries as "we", "our", "us", or "the company" unless the context clearly indicates otherwise.

ITEM 1.  Business

We operate in two business segments: geophysical equipment and industrial products. Geophysical equipment includes the development, manufacture and sale of marine seismic energy sources and through our subsidiary A-G Geophysical Products, Inc. ("A-G") we manufacture and sell underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers used by the marine seismic industry. A-G was acquired on April 20, 1999. Our industrial products segment manufactures and sells miniature industrial clutches, brakes and sub-fractional horsepower electric motors through our subsidiary, Custom Products Corporation ("Custom Products"). Custom Products was acquired on January 6, 1998. See Note 2 to the consolidated financial statements for information related to these acquisitions. Also see Note 10 for information regarding industry segments and sales by geographic areas. The seismic industry suffered a substantial downturn during fiscal 2000 which adversely impacted our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." A description of the Company's products follows.

Geophysical Equipment

Marine Air Guns

An energy source, such as our air gun, used in seismic exploration creates elastic waves at frequencies that readily travel to great depths in the earth. As elastic waves travel through the earth, portions are reflected by variations in the underlying rock layers and the reflected energy is received as signals by devices known as hydrophones. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data forms the basis of decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process. A seismic exploration vessel may tow 60 to 70 air guns along with multiple hydrophone streamers of up to 6,000 meters in length. The air guns are fired simultaneously every 75-150 feet along the survey line. Over the past ten years, improvements in drilling success rates through the use of advanced seismic survey techniques, particularly 3-D techniques, substantially increased the demand for seismic data. As a result, 3-D surveys utilizing these advanced technologies have gained increasing acceptance in the oil and gas industry as an exploration risk management tool. Moreover, 3-D surveys are increasingly employed in field development and reservoir management activities.

ITEM I. Business (cont'd.)

The precise shot to shot repeatability of our marine air guns and their reliability of operation make them especially beneficial for use in 3-D surveys.

Our long-life marine air guns extend the period between routine air gun maintenance cycles. These guns also provide improved high peak sound pressure levels and improved frequency spectrum as compared with older models. These improved characteristics are advantageous to geoscientists in designing 3-D surveys. A retro-fit kit, which incorporates the improvements of the long-life guns, allows users to easily upgrade existing air gun models to the long-life standard.

In fiscal 2000 we completed the development of our Annular Port Air Gun. This new design provides significant improvements in both operating efficiency and acoustic output. The principal feature of the Annular Port Air Gun is an annulus containing the air chamber and shuttle valve surrounding a hollow passage through which air supply hoses and electrical control cables are routed. This new configuration permits the implementation of simplified multi-gun arrays that produce less towing drag while being easier to deploy and retrieve than conventional air gun arrays. Significant improvements in operating efficiency are also acheived by shielding fragile hoses and cables from the effects of the high pressure air blast released from the air gun.

We sell various models of air guns that range in price from $3,000 to $76,000. A majority of the air guns sold are priced in the $10,000 range. A significant source of our revenue comes from the sale of replacement parts.

Underwater Connectors, Cables and Hydrophones

Our marine cables and connectors are injection molded of thermoplastic polyurethane designed for marine air gun firing lines, bulkhead connectors and other connectors which are needed from the rear of the seismic vessel to the marine air gun. The cables and connectors are primarily for use with marine air guns and firing control systems where the connector is operating in close proximity to the high pressure release of air from marine air guns. We manufacture cables and connectors that can be used with marine air guns manufactured by us as well as air guns manufactured by others.

Our signature hydrophones and pressure transducers are designed for marine applications in a high shock environment. Their primary use is with marine air gun firing and control systems. The purpose of the hydrophone or pressure transducer is for near field measurements of the outgoing energy waveforms from marine air guns.

Industrial Products

Our Industrial Products segment spans two basic disciplines: power transmission (miniature industrial clutches and brakes) and motion control ( sub-fractional horsepower electric motors). Our clutch and brake products include a complete line of mechanical and pneumatic precision miniature slip clutches, one-way clutches, toothed jaw clutches and torque limiters. A slip clutch will start to slip once its torque setting is exceeded. This feature is useful as overload protection, constant tensioning or functional torque, in different industrial applications. Among other applications, our clutches and brakes are used in airplane video systems, hospital beds, barcode labelers and banking machines. Prices range from $7 to $400.

ITEM 1. Business (cont'd.)

Industrial Products (cont'd.)

In addition, we offer an electromagnetic clutch and brake product line which includes high performance engage/disengage clutches and brakes, power off brakes, magnetic particle clutches and brakes and multiple plate slip clutches. Applications include high speed mailing machines, packaging machines, elevators, machine tools and robotics. Prices range from $50 to $1,500.

Our motor line is comprised of A.C. and D.C. sub-fractional horsepower motors and gear motors. These are avaliable in various shapes and offer several design options (speed, voltage, etc.). Applications include air conditioning systems, valve timers, vending machines, point of purchase displays and business machines. Capacity ranges from 3 to 10 watts. Prices range from $4 to $20.

Foreign Sales

During fiscal 2000, 1999 and 1998, approximately 41%, 63% and 60%, respectively, of the Company's revenue was derived from sales to customers outside the United States. See Note 10 to the consolidated financial statements for the geographic distribution of sales. In addition, sales are made to domestic customers who frequently use the Company's equipment internationally.

Backlog

Geophysical Equipment

Because of the short period between order and shipment dates for the principal portion of geophysical equipment sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales.

Industrial Products

As of June 30, 2000, we had an order backlog of $1,028,000 as compared to $1,035,000 at June 30, 1999. It is estimated that substantially all of the backlog as of June 30, 2000 will be shipped during the fiscal year ending June 30, 2001.

Competition

Geophysical Equipment

Our marine air guns compete primarily with marine air guns manufactured by Input/Output, Inc. and Seismic Systems, Inc. Our principal competitor for connectors and cables is Input/Output, Inc. We believe that technology, product reliability and durability are the primary basis of competition in the market for geophysical equipment and that the remaining competitive factors in the industry are field product support and price. We believe that we compete effectively with respect to each of these factors, although there can be no assurance that the sales of our geophysical equipment will not be adversely affected if current competitors or others introduce equipment with better performance or lower price.

ITEM 1. Business (cont'd.)

Competition (cont'd.)

Industrial Products

It is not possible to determine with accuracy our relative competitive position in the market for industrial products. The industry in which we operate is characterized by active and substantial competition. No single company dominates the market for the types of products we manufacture. Our competitors include both larger and smaller manufacturers and divisions of larger diversified companies with substantial financial resources. Principal competitive factors in the market for our industrial products include quality, service, reliability and price. Our products also compete with other torque control devices to solve design problems.

Marketing

Geophysical Equipment

Our principal customers for geophysical equipment are seismic contractors, which operate seismic vessels for collection of seismic data in accordance with their customers specifications or for their own seismic data libraries, and foreign national oil and gas companies.

Marketing of our geophysical equipment is principally performed by salaried sales personnel, all of whom are based in the United States. We also use sales agents for individual sales in certain foreign countries. In general, we market our products and services through our sales force, together with our technical services and engineering staffs, primarily to representatives of major geophysical contractors. The principal marketing techniques used are direct sales visits to current and potential customers, product demonstrations and participation at industry trade shows and meetings.

In general, products are sold on standard 30-day credit terms. In certain instances, we require our customers to furnish letters of credit, payable upon shipment.

Industrial Products

Our industrial products are sold primarily to original equipment manufacturers ("OEMs"). OEMs use our products to solve torque related problems which will provide lower installed cost and high reliability, thereby lowering production and service costs. Our engineering staff and independent sales representatives continually work in close collaboration with OEMs to determine the appropriate product for the specific application. Sales are made on standard 30-day credit terms. We sell our industrial products primarily in the United States, Canada and Europe.

Research and Development

Our ability to compete successfully depends upon, among other things, the development of new products as well as the improvement of the technical capabilities of our existing products. We spent, during the fiscal years 2000, 1999, and 1998, $348,000, $386,000, and $216,000, respectively, to develop new products and to upgrade existing products.

ITEM 1. Business (cont'd.)

Employees

As of June 30, 2000, we employed approximately 94 people on a full-time basis, all of whom are employed in the United States. We are not a party to any collective bargaining agreement and have had no work stoppages. We believe that our employee relations are good.

Manufacturing and Raw Materials

We manufacture and assemble our geophysical equipment in Norwalk, Connecticut and Cypress, Texas and manufacture our industrial products in North Haven, Connecticut. Our manufacturing and assembly operations consist of machining or molding the necessary components and assembling and testing the final product. We maintain adequate levels of inventory to enable us to satisfy customer requirements within the shortest amount of time. The raw materials used in our products are generally in adequate supply. For some marine air gun orders, we occasionally supply auxiliary equipment such as compressors, air gun controllers or towing equipment manufactured by others. We have not experienced any supply problems with respect to these auxiliary items. Because we manufacture based on customer orders, no inventory of fully assembled finished goods is maintained.

Regulatory Matters

We believe that we are currently in compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not resulted in a significant expense in the past and we do not foresee the need for material expenditures to ensure compliance with such laws and regulations as they currently exist.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademark and other measures. We currently own more than 20 United States patents and 30 patents in foreign countries relating to the manufacture of our products. These patents have been of value in the growth of our business and may continue to be of value in the future. However, our business is generally not dependent upon the protection of any patent and would not be materially affected by the expiration thereof.

Major Customers

Geophysical Equipment

Historically a significant portion of our revenues have been attributable to a few large customers. In 2000, sales to Schlumberger, Ltd., Baker Hughes Incorporated and Veritas DGC accounted for 16%, 14% and 11%, respectively, of consolidated revenue. In 1999, sales to Schlumberger, Petroleum Geo-Services
(PGS) and Eagle Geophysical, Inc. accounted for 19%, 14% and 10%, respectively, of consolidated revenue. In 1998, sales to Schlumberger, PGS and Veritas DGC accounted for 22%, 10%, and 10%, respectively, of consolidated revenue.

The loss of Schlumberger, Baker Huges, PGS or Veritas as a customer or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Industrial Clutches

No customer accounted for 10% of consolidated revenue.

ITEM 2. Properties

The following table sets forth certain information with respect to the Company's principal properties:

                                                       Approximate
                                                           Area       Expiration
         Location               Nature of Property      (Sq. Feet)   Date of Lease
--------------------------  --------------------------  ----------  ---------------
Norwalk, Connecticut              Manufacturing            22,300    month-to-month
Norwalk, Connecticut        Administration/Engineering      6,600    month-to-month
Houston, Texas                     Sales Office             3,000        2001
North Haven, Connecticut          Manufacturing             6,500        2004
Cypress, Texas                    Manufacturing            30,000        2002

In the opinion of the Company's management, the properties described above are in good condition and repair and are suitable and adequate for the Company's purposes. The properties are currently fully utilized on a one shift basis which provides sufficient productive capacity. The building located in Cypress, Texas is leased from the former shareholder of A-G which was acquired by the Company in April 1999. Monthly rental payments are $10,000. We do not anticipate any problem in entering into a new lease for the Norwalk properties.

ITEM 3. Legal Proceedings

We are not aware of any current or pending litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on the American Stock Exchange ("AMEX") under the symbol "BTJ". The following table sets forth the high and low sales prices for our common stock for the quarters indicated:

          Fiscal 2000               High     Low
          -----------              -------  ------
          First Quarter            6 3/16   5 1/8
          Second Quarter            5 7/8   3 3/8
          Third Quarter           4 11/16  3 3/16
          Fourth Quarter            4 7/8   3 1/8


          Fiscal 1999              High     Low
          -----------             -------  ------
          First Quarter            9 7/16  5 1/16
          Second Quarter            8 1/8   5 1/2
          Third Quarter             8 3/4   6 1/8
          Fourth Quarter          8 15/16       5

The number of stockholders of record at July 6, 2000 was 331 and does not include those stockholders who had shares in broker nominee accounts. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker "street names".

We have not paid a dividend since 1985. Under our credit agreement, approximately $1,017,000 is available for the payment of dividends. We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors that the Board of Directors may deem relevant.

ITEM 6. Selected Financial Data


  The following table has been derived form the Company's audited financial statements and sets forth selected consolidated financial data with respect to the Company. This information should be read in conjunction with the consolidated financial statements provided elsewhere in this Form 10-K.

                                                                    Year Ended June 30,
                                                                    -------------------
                                                       2000       1999       1998       1997       1996
                                                      -------    -------    -------    -------    ------
                                                           (In thousands, except per share amounts)
Income Statement Data:

Sales.............................................    $14,748    $19,591    $18,053    $10,531    $8,631
                                                      -------    -------    -------    -------    ------

Costs and expenses:
     Cost of sales and service....................      7,968     10,091      9,745      5,788     5,220
     Research and development.....................        348        386        216        204       161
     Selling, general and administrative..........      4,257      3,804      3,300      2,485     2,034
     Amortization of intangibles..................        660        335        114          -         -
     Interest (income) expense, net...............        425        (34)       (98)       (67)        6
                                                      -------    -------    -------    -------    ------
                                                       13,658     14,582     13,277      8,410     7,421
                                                      -------    -------    -------    -------    ------

Income before income taxes........................      1,090      5,009      4,776      2,121     1,210
Provision (benefit) for income taxes (1)..........        557        728       (358)         -         -
                                                      -------    -------    -------    -------    ------
Net income........................................    $   533    $ 4,281    $ 5,134    $ 2,121    $1,210
                                                      =======    =======    =======    =======    ======

Per Share Data:
Earnings per common share:
     Net income:
        Basic.....................................    $  0.10    $  0.81    $  1.00    $  0.43    $ 0.24
        Diluted...................................    $  0.10    $  0.80    $  0.97    $  0.41    $ 0.24
     Average number of common shares outstanding:
        Basic.....................................      5,387      5,293      5,146      4,989     4,971
        Diluted...................................      5,408      5,379      5,287      5,178     5,010

Financial Position Data:
     Working capital..............................    $ 7,791    $ 7,651    $ 6,500    $ 6,182    $4,122
     Total assets.................................     25,038     27,887     16,462      8,321     6,462
     Long-term debt...............................      3,600      5,300          -          -         -
     Stockholders' equity.........................     18,433     17,865     13,043      7,011     4,872
     Cash dividends paid..........................       None       None       None       None      None
                                                      =======    =======    =======    =======    ======

(1)  Reflects recognition of previously reserved tax benefits in 1998.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis should be read together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. This discussion includes forward looking statements about the demand for our products and future results. Please refer to "Forward Looking Statements" section of this Form 10-K.

Overview

Demand for our geophysical products is dependent upon the level of world wide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. Oil and gas prices have been subject to wide fluctuations in recent years in response to changes in supply and demand. Despite the recovery in oil commodity prices in late 1999 and early 2000, producers' concern over the sustainability of these higher prices had the effect of lower exploration budgets by oil producers which resulted in weak demand for our geophysical equipment. Other factors that negatively impacted our fiscal 2000 sales have been mergers among oil producers, weakened financial condition of some of our customers and oversupply of seismic data and seismic equipment on the market. Despite the higher oil and gas prices it is expected that the return to normal levels of purchases of geophysical equipment by seismic contractors might occur later than for other parts of the oil service industry.

Acquisitions

In January 1998, we completed the acquisition of Custom Products. Custom Products is a manufacturer of miniature industrial clutches, brakes and sub-fractional horsepower electric motors sold under the "Polyclutch" and "Polyvolt" tradenames. The purchase price of the assets acquired totaled $6,060,000 and consisted of $4,971,000 in cash; 135,000 shares of common stock valued at $881,000; acquisition costs of $208,000 and contingent cash payments. Such contingent cash payments could total $4,000,000 and are dependent on annual increases in the net sales of Custom Products for the period January 1, 1998 to December 31, 2002. Any contingent cash payments will be capitalized and amortized over the remaining life of the goodwill.

In April 1999, we acquired all of the outstanding common stock of A-G Geophysical Products, Inc. A-G manufactures underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers used in the marine seismic industry. The purchase price totaled $13,783,000 and consisted of $6,100,000 in cash; a note to the selling shareholder for $7,000,000; 63,492 shares of common stock valued at $500,000 and acquisition costs of $183,000.

Liquidity and Capital Resources

At June 30, 2000 we had $2,527,000 in cash and cash equivalents. For the year ended June 30, 2000, we generated $836,000 of cash from operating activities principally resulting from net income adjusted for depreciation and amortization. These sources of cash were partially offset by decreases in accounts payable, accrued liabilities and income taxes payable.

For the year ended June 30, 2000, we used $144,000 of cash for capital expenditures. We estimate that our capital expenditures for fiscal 2001 will be $200,000, which we expect to fund through operating cash flow.

We used $1,665,000 for financing activities for the year ended June 30, 2000 principally for the repayment of $1,700,000 of the debt issued for the A-G acquisition. We will use $1,700,000 in fiscal 2001 for debt repayment which we expect to fund from operating cash flow.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Liquidity and Capital Resources (cont'd.)

At June 30, 1999 we had $3,500,000 of cash and cash equivalents. For the year ended June 30, 1999 cash generated from operating activities was $6,817,000 principally resulting from net income of $4,281,000 and a $4,083,000 decrease in accounts receivable. For the year ended June 30, 1999 we used $4,598,000 of net cash for the A-G acquisition and $77,000 for capital expenditures.

At June 30, 1998 we had $1,317,000 of cash and cash equivalents. For the year ended June 30, 1998 cash provided by operating activities was $3,946,000 principally from net income of $5,134,000 and an increase in accounts payable of $1,217,000. The cash provided by operating activities was partially offset by a $2,515,000 increase in accounts receivable. For the year ended June 30, 1998 we used $4,974,000 of net cash for the Custom Products acquisition and $24,000 for capital expenditures.

In 1998 we used $259,000 for financing activities which consisted of $1,076,000 repayment of long-term debt offset by $800,000 of borrowings under our line of credit.

We have a $2,500,000 unsecured bank credit facility which matures in 2003. Available borrowings under the terms of the agreement decrease by $500,000 each year. Any borrowings under the agreement bear interest at the prime rate. There are no borrowings outstanding under this agreement at June 30, 2000.

As discussed above, as part of the consideration for the acquisition of A-G Geophysical, we issued a $7,000,000 note. The note bears interest at 8.25% payable monthly and requires quarterly principal payments of $425,000. The note has a final maturity in April 2002. We have pledged the assets and common stock of A-G as collateral for the note.

Under the terms of the January 1998 asset purchase agreement for Custom Products, we may be required to make maximum additional payments to its former owners of $ 4,000,000 if net sales of Custom Products increase to certain levels by December 31, 2002. We were not required to make any additional payments at December 31, 1998 or 1999 because Custom Products' sales did not reach the agreed upon amounts.

We own a one-half interest in our administrative and engineering building located in Norwalk, Connecticut through a joint venture agreement. The agreement expired in July 1999. Under the terms of the agreement, we can purchase the one-half interest owned by its joint venture partner, estimated at approximately $300,000. We are currently exploring various alternatives with our joint venture partner.

In October 1998, the board of directors approved a stock repurchase program under which we were authorized to buy up to 500,000 shares of common stock in open market or private transactions. We will use our cash flow from operations and existing cash balances for the repurchase of any shares. To date, we have not repurchased any shares under the program.

Current cash and cash equivalent balances, existing borrowing capacity and projected cash flow from operations are currently considered adequate to meet foreseeable operating needs.

We believe that inflation and changing prices have not had a material effect on our revenues and profitability.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Results of Operations

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

The consolidated statement of income includes the results of operations for A-G for all of fiscal 2000 and the fourth quarter of fiscal 1999.

Sales for the year ended June 30, 2000 decreased $4,843,000 or 25% from the year ended June 30, 1999. Sales of marine air guns and replacement parts decreased $8,750,000 primarily as a result of the sharp decline in seismic vessel construction and the oversupply of equipment in the market place. This decrease was partially offset by the inclusion of A-G for all of 2000 which increased sales by $3,323,000 and a $584,000 increase in sales by Custom Products.

Cost of sales as a percentage of sales was 54% for fiscal 2000 and 52% for fiscal 1999. The effect of lower operating efficiencies from the decreased demand for marine air guns and replacement parts was the primary cause for the increase in the cost of sales percentage.

Research and development costs remained essentially unchanged from last year. We completed the final development and testing of our new marine air gun in the last quarter of fiscal 2000.

Selling, general and administrative expense increased $453,000 from fiscal 1999 to fiscal 2000. The inclusion of A-G for all of 2000 added $879,000 to expense and additional marketing costs at Custom Products for new product introductions increased expenses $174,000. Partially offsetting the added selling, general and administrative expense from A-G and Custom Products was a $554,000 decrease in incentive compensation expense.

Amortization of intangibles increased $325,000 because A-G was included for all of 2000. We are amortizing the goodwill relating to our acquisitions over twenty years.

Interest expense for fiscal 2000 increased $395,000 over fiscal 1999 because the note issued for the A-G acquisition was outstanding for the entire fiscal year. Interest income decreased $64,000 in 2000 as compared to 1999 because we used our short-term investments in late 1999 to finance a portion of the A-G acquisition.

The provision for income taxes for fiscal 2000 was $557,000, an effective tax rate of 51%. This amount is higher than the federal statutory rate of 34% principally because the amortization of the goodwill from the A-G acquisition is not deductible for tax purposes and the effect of state income taxes. The provision for income taxes for fiscal 1999 was $728,000, an effective tax rate of 15%. This was lower than the federal statutory rate because of the utilization of previously reserved net operating loss carry-forwards.

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

The results of operations of Custom Products are included in the consolidated statement of income from January 6, 1998. The results of A-G are included in the consolidated statement of income from April 1999.

Sales for the year ended June 30, 1999 were $19,591,000 an increase of $1,538,000 or 9% from $18,053,000 for the year ended June 30, 1998. The increase in sales was primarily attributable to the inclusion of Custom Products in the results of operations for all of fiscal 1999 which increased sales by $1,277,000 and the inclusion of A-G for the fourth quarter of 1999 which increased sales by $1,468,000. Partially offsetting these increases was a $1,207,000 decrease in sales of marine air guns and replacement parts. Factors that caused this decrease were the deterioration in late 1998

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Results of Operations (cont'd.)

and the first part of 1999 of oil and gas prices which resulted in significant reductions in exploration spending. In addition, the consolidation in the oil and gas industry delayed a number of exploration projects decreasing the demand for the Company's geophysical products.

Cost of sales as a percentage of sales decreased from 54% in 1998 to 52% in 1999. Reduced purchases of auxiliary equipment required for marine air gun systems caused the reduction in the cost of sales percentage. Auxiliary equipment has lower margins than our proprietary marine air guns and replacement parts.

Research and development costs increased $170,000 as we increased our efforts to develop a new marine energy source.

Selling, general and administrative expenses increased $504,000. The inclusion of Custom Products for all of 1999 caused $330,000 of the increase and the inclusion of A-G from April 1999 represented a $313,000 increase. Partially offsetting these increases was a $118,000 decrease in incentive compensation expense.

Amortization of intangible assets (primarily goodwill) associated with the acquisition of Custom Products and A-G amounted to $335,000 in fiscal 1999 compared to $114,000 in fiscal 1998. We are amortizing the goodwill related to these acquisitions over 20 years.

Interest expense increased from $6,000 in 1998 to $115,000 in 1999. The 1999 increase in interest expense represents amounts paid in connection with the $7,000,000 note issued for the acquisition of AG.

Interest income increased from $104,000 in 1998 to $149,000 in 1999 because of higher average balances of short-term investments during 1999.

The provision for income taxes for 1999 was $728,000, an effective tax rate of 15%. This provision reflects the benefit of $1,197,000 of previously reserved deferred tax assets realized during the year. The provision for income taxes in 1998 includes a $642,000 benefit from the reduction in the valuation allowance for deferred tax assets.

ITEM 7. a.  Quantitative and Qualitative Disclosures about Market Risk

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements                        Page Number
                                                         -----------
Independent Auditors' Report                                   16
Consolidated Balance Sheets as of June 30, 2000 and 1999       17
Consolidated Statements of Income for the
     Years Ended June 30, 2000, 1999, and 1998                 18
Consolidated Statements of Cash Flows for the
     Years Ended June 30, 2000, 1999, and 1998                 19
Notes to Consolidated Financial Statements                    20-32

Financial Statement Schedule for the Years Ended
  June 30, 2000, 1999 and 1998

II - Valuation and Qualifying Accounts                         33

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

2.2 Stock Purchase Agreement for the acquisition at A-G Geophysical Products, Inc. by Bolt Technology Corporation from Albert H. Gerrans, Jr., Stephen Clay and Robert Bernard dated as of April 20, 1999 (incorporated by reference to Exhibit 2.1 to form 8-K dated April 30, 1999).

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

4.3 Security Agreement dated April 20, 1999 between A-G Geophysical Products, Inc., Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 30, 1999).

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

Reports on Form 8-K
None

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bolt Technology Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2000, and 1999, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
August 4, 2000

                 Bolt Technology Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                             June 30,
                                                   ----------------------------
           Assets                                       2000           1999
                                                    -----------    -----------
Current Assets:
 Cash and cash equivalents.......................   $ 2,527,000    $ 3,500,000
 Accounts receivable, less allowance for
  uncollectible accounts of $474,000 in
  2000 and $360,000 in 1999......................     2,088,000      2,208,000
 Inventories.....................................     4,791,000      5,413,000
 Deferred income taxes...........................     1,181,000      1,091,000
 Other current assets............................       209,000        161,000
                                                    -----------    -----------
    Total current assets.........................    10,796,000     12,373,000
                                                    -----------    -----------

Plant and Equipment:
 Building and leasehold improvements.............       555,000        534,000
 Geophysical equipment...........................       460,000        460,000
 Machinery and equipment.........................     5,649,000      5,573,000
 Equipment held for rental.......................       480,000        480,000
                                                    -----------    -----------
                                                      7,144,000      7,047,000
   Less accumulated depreciation.................    (5,844,000)    (5,614,000)
                                                    -----------    -----------
                                                      1,300,000      1,433,000

Goodwill, net....................................    12,005,000     12,610,000

Deferred Income Taxes............................       886,000      1,403,000

Other Assets.....................................        51,000         68,000
                                                    -----------    -----------
     Total assets................................   $25,038,000    $27,887,000
                                                    ===========    ===========

     Liabilities and Stockholders' Equity
Current Liabilities:
 Current maturities of long-term debt............   $ 1,700,000    $ 1,700,000
 Accounts payable................................       420,000        549,000
 Accrued expenses................................       885,000      1,748,000
 Income taxes payable............................             -        725,000
                                                    -----------    -----------
     Total current liabilities...................     3,005,000      4,722,000
Long-term Debt...................................     3,600,000      5,300,000
                                                    -----------    -----------
     Total liabilities...........................     6,605,000     10,022,000
                                                    -----------    -----------

Stockholders' Equity:
 Common stock, no par value, authorized
   9,000,000 shares; issued and outstanding
   5,408,733 shares in 2000 and 5,370,378
   in 1999.......................................    26,152,000     26,117,000
 Accumulated deficit.............................    (7,719,000)    (8,252,000)
                                                    -----------    -----------
   Total Stockholders' Equity....................    18,433,000     17,865,000
                                                    -----------    -----------
     Total liabilities and stockholders' equity..   $25,038,000    $27,887,000
                                                    ===========    ===========

See Notes to Consolidated Financial Statements.

                  Bolt Technology Corporation and Subsidiaries
                       Consolidated Statements of Income

                                                     For the Year Ended June 30,
                                                ---------------------------------------
                                                    2000          1999          1998
                                                -----------   -----------   -----------
Revenues:
  Sales.......................................  $14,748,000   $19,591,000   $18,053,000

Costs and Expenses:

  Cost of sales...............................    7,968,000    10,091,000     9,745,000
  Research and development....................      348,000       386,000       216,000
  Selling, general and administrative.........    4,257,000     3,804,000     3,300,000
  Amortization of intangibles.................      660,000       335,000       114,000
  Interest expense............................      510,000       115,000         6,000
  Interest (income)...........................      (85,000)     (149,000)     (104,000)
                                                -----------   -----------   -----------
                                                 13,658,000    14,582,000    13,277,000
                                                -----------   -----------   -----------

Income before income taxes....................    1,090,000     5,009,000     4,776,000
Provision (benefit) for income taxes..........      557,000       728,000      (358,000)
                                                -----------   -----------   -----------

   Net income.................................  $   533,000   $ 4,281,000   $ 5,134,000
                                                ===========   ===========   ===========

Earnings per share:
  Basic.......................................        $0.10         $0.81         $1.00
  Diluted.....................................        $0.10         $0.80         $0.97

Average number of common shares outstanding:
  Basic.......................................    5,386,824     5,293,156     5,146,185
  Diluted.....................................    5,408,486     5,378,724     5,287,355

See Notes to Consolidated Financial Statements.

                 Bolt Technology Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                               For the Year Ended June 30,
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------  ------------
Cash Flows From Operating Activities:
 Net income............................................  $   533,000   $ 4,281,000   $ 5,134,000
 Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation and amortization.......................      940,000       448,000       163,000
   Deferred income taxes...............................      426,000       322,000      (736,000)
                                                         -----------   -----------   -----------
                                                           1,899,000     5,051,000     4,561,000
 Change in operating assets and liabilities:
   Accounts receivable.................................      120,000     4,083,000    (2,515,000)
   Inventories.........................................      622,000      (418,000)      (26,000)
   Other assets........................................      (70,000)     (134,000)      (60,000)
   Accounts payable....................................     (129,000)   (1,248,000)    1,217,000
   Accrued liabilities.................................     (913,000)     (321,000)      675,000
   Income taxes payable................................     (693,000)     (196,000)       94,000
                                                         -----------   -----------   -----------
    Net cash provided by operating activities..........      836,000     6,817,000     3,946,000
                                                         -----------   -----------   -----------

Cash Flows From Investing Activities:
 Payments for acquisitions, net of cash acquired.......            -    (4,598,000)   (4,974,000)
 Purchase of property and equipment....................     (144,000)      (77,000)      (24,000)
                                                         -----------   -----------   -----------
    Net cash used in investing activities..............     (144,000)   (4,675,000)   (4,998,000)
                                                         -----------   -----------   -----------

Cash Flows From Financing Activities:
 Exercise of stock options.............................       35,000        41,000        17,000
 Borrowings from bank..................................            -             -       800,000
 Repayment of long-term debt...........................   (1,700,000)            -    (1,076,000)
                                                         -----------   -----------   -----------
  Net cash provided by (used in) financing activities..   (1,665,000)       41,000      (259,000)
                                                         -----------   -----------   -----------
Net (decrease) increase in cash........................     (973,000)    2,183,000    (1,311,000)
Cash and cash equivalents at beginning of year.........    3,500,000     1,317,000     2,628,000
                                                         -----------   -----------   -----------
Cash and cash equivalents at end of year...............  $ 2,527,000   $ 3,500,000   $ 1,317,000
                                                         ===========   ===========   ===========

Supplemental disclosure of cash flow information:
Cash transactions:
Interest paid..........................................  $   510,000   $   115,000   $     6,000
Income taxes paid......................................  $   873,000   $   673,000   $   278,000
Non-cash transactions:
Common stock issued for businesses acquired............            -   $   500,000   $   881,000
Debt issued for business acquired......................            -   $ 7,000,000             -

See Notes to Consolidated Financial Statements.

                          Bolt Technology Corporation
                  Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies

Bolt Technology Corporation operates in two business segments: geophysical equipment and industrial products. Geophysical equipment includes the development, manufacture and sale of marine seismic energy sources and through its subsidiary A-G Geophysical Products, Inc., the manufacture of underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers. The industrial products segment manufactures and sells miniature industrial clutches, brakes and sub-fractional horsepower electric motors through the Company's subsidiary, Custom Products Corporation. A-G was acquired on April 20, 1999 and Custom Products was acquired on January 6, 1998. See Note 2 to the consolidated financial statements for information related to these acquisitions. See Note 10 for information regarding industry segments.

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

Goodwill:

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the net assets at the date of acquisition. Goodwill is being amortized over a 20 year period on a straight-line basis. Accumulated amortization at June 30, 2000 was $1,095,000 ($441,000-1999).

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

Long-Lived Assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated nondiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company believes that no material impairment existed at June 30, 2000.

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

Recent Accounting Pronouncements:

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, with earlier application encouraged. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

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

                                                       Year Ended June 30,
                                                       -------------------
                                                  2000        1999          1998
                                                  ----        ----          ----
Net income available to
  common stockholders                            $  533,000  $4,281,000  $5,134,000
                                                 ==========  ==========  ==========
Divided by weighted common shares
  and common share equivalents
  Weighted average common shares                 5,386,824   5,293,156   5,146,185
  Weighted average common share equivalents         21,662      85,568     141,170
                                                ----------  ----------  ----------

Total weighted average common
  shares and common share equivalents            5,408,486   5,378,724   5,287,355
                                                ==========  ==========  ==========

Basic earnings per share                        $     0.10  $     0.81  $     1.00
                                                ==========  ==========  ==========

Diluted earnings per share                      $     0.10  $     0.80  $     0.97
                                                ==========  ==========  ==========

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 2 - Acquisitions

In January 1998, the Company completed the acquisition of Custom Products Corporation. The purchase price of the assets acquired totaled $6,060,000 and consisted of $4,971,000 in cash; 135,000 shares of common stock valued at $881,000; acquisition costs of $208,000 and contingent cash payments. Such contingent cash payments could total $4,000,000 and are dependent on annual increases in the net sales of Custom Products for the period January 1, 1998 to December 31, 2002. Any contingent purchase price paid will be capitalized and amortized over the remaining life of the goodwill.

In April 1999, the Company acquired all of the outstanding common stock of A-G Geophysical Products. The purchase price totaled $13,783,000 and consisted of $6,100,000 in cash; a note to the selling shareholder for $7,000,000; 63,492 shares of common stock valued at $500,000 and acquisition costs of $183,000.

The allocation of the purchase price, including related expenses and a reconciliation of the purchase price to cash used for acquisitions follows:

                                        A-G Geophysical  Custom Products
                                        ---------------  ---------------
     Net current assets                    $ 4,094,000    $  749,000
     Property and equipment                  1,263,000        97,000
     Other assets                               11,000        40,000
     Goodwill                                8,600,000     4,450,000
     Deferred income taxes                    (185,000)    1,000,000
     Long-term debt                                  -      (276,000)
                                           -----------    ----------
        Total purchase price allocation     13,783,000     6,060,000
     Consideration:
        Cash of acquired company            (1,685,000)     (205,000)
        Common stock issued                   (500,000)     (881,000)
        Note payable                        (7,000,000)            -
                                           -----------    ----------
     Cash used for acquisition             $ 4,598,000    $4,974,000
                                           ===========    ==========

Both transactions were accounted for by the purchase method of accounting with the goodwill being amortized over 20 years on the straight line basis. The consolidated results of operations of the Company include the results of operations of the acquired companies from the date of their respective acquisition.

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the year ended June 30, 1999 as though the A-G acquisition described above was made on July 1, 1998.

                          Bolt Technology Corporation
                  Notes To Consolidated Financial Statements

Note 2 - Acquisitions (cont'd.)

                                            1999
                                            ----

          Sales                          $26,824,000
          Net income                     $ 5,716,000
          Basic earnings per share       $    1.07
          Diluted earnings per share     $    1.05

These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of results in the future.

Note 3- Debt

Credit Facility

The Company has a $2,500,000 unsecured credit facility which expires in January 2003. Maximum borrowings under the facility decrease $500,000 each January and bear interest at the prime rate. The credit facility contains covenants which include: (i) prohibition of additional indebtedness; (ii) minimum tangible net worth of $5,398,000 at June 30, 2000 to increase by 75% of net income each year and; (iii) a ratio of total liabilities to tangible net worth of not more than 2 to 1 through December 31, 2000. This ratio decreases to 1.25 to 1 after December 31, 2000. Also, the Company cannot have two consecutive quarterly losses and subsequent to September 30, 2000 must maintain a minimum debt service coverage of at least 1.25 to 1. The Company is in compliance with these covenants at June 30, 2000

8.25% Non-Negotiable Promissory Note

In connection with the acquisition of A-G, the Company issued a $7,000,000 note to the selling shareholder for a portion of the purchase price. The note has a final maturity of April 2002 and requires minimum principal payments of $425,000 per quarter. The Company has pledged the assets and common stock of A-G as collateral for the note. Also under the terms of the note the Company must have A-G maintain a current ratio of no less than 3 to 1 and maintain minimum tangible net worth of $4,000,000. The Company is in compliance with these covenants at June 30, 2000

Maturities of the Company's debt for each of the years at June 30, are as follows:

          2001         $1,700,000
          2002         $3,600,000

                          Bolt Technology Corporation
                  Notes To Consolidated Financial Statements

Note 4 - Inventories

         Inventories, net of reserves, at June 30 consist of the following:

                                                           2000        1999
                                                           ----        ----

            Raw materials and sub-assemblies           $4,307,000   $4,947,000
            Work-in-process                               484,000      466,000
                                                       ----------   ----------
                                                       $4,791,000   $5,413,000
                                                       ==========   ==========

Note 5 - Income Taxes

         Income tax expense (benefit) consists of the following for the three years ended June 30:

                                                  2000     1999        1998
                                                  ----     ----        ----
            Current:
             Federal                           $ 32,000  $ 99,000    $  94,000
             State                               99,000   307,000      284,000
            Deferred:
             Federal                            426,000   322,000     (736,000)
                                               --------  --------    ---------
               Income tax expense (benefit)    $557,000  $728,000    $(358,000)
                                               ========  ========    =========

The differences between the effective tax rate reflected in the total provision for income taxes and the statutory federal rate of 34% follows:

                                                    Year Ended June 30,
                                                    -------------------
                                                     2000  1999   1998
                                                     ----  ----   ----

Federal income taxes at the statutory rate            34%    34%   34%
State income taxes, net of federal tax benefit         6      4     4
Nondeductible expenses, principally goodwill          11      1     1
Utilization of net operating loss carry-forwards       -    (24)  (33)
Reduction in deferred tax valuation allowance          -      -   (13)
                                                     ----   ----  ----
            Effective tax rate                        51%    15%  (7%)
                                                     ====   ====  ====

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax asset were as follows:

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 5 - Income Taxes (cont'd.)
                                                        2000         1999
                                                        ----         ----
Deferred tax assets:
    Tax loss carry-forward                           $1,161,000   $1,780,000
    Investment tax credit carry-forward                 200,000      200,000
    Inventory reserves                                  309,000      179,000
    Allowance for doubtful accounts                     175,000      132,000
    Alternative minimum tax credit carry-forward        297,000      266,000
                                                     ----------   ----------
       Gross deferred tax asset                       2,142,000    2,557,000
Deferred tax liability:
    Plant and equipment                                  (7,000)     (22,000)
    Amortization of intangibles                         (68,000)     (41,000)
                                                     ----------   ----------
      Gross deferred tax liability                      (75,000)     (63,000)
                                                     ----------   ----------
Net deferred tax asset                               $2,067,000   $2,494,000
                                                     ==========   ==========

The company has net operating loss carry-forwards totaling $3,414,000 which expire as follows: 2005-$3,106,000; 2006 - $63,000 and 2007 - $245,000. In
addition, the Company has $200,000 of investment tax credits which expire in 2001 and 2002.

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

A summary of the status of the Company's Stock Option Plan as of June 30, 2000, 1999, and 1998, and the changes during the years ended on those dates is presented below.

                                            2000               1999              1998
                                      ----------------  -----------------  ----------------
                                              Weighted           Weighted          Weighted
                                              Average            Average           Average
                                              Exercise           Exercise          Exercise
                                      Shares   Price    Shares     Price   Shares    Price
                                      ------  --------  ------   --------  ------  --------
Outstanding at beginning of year     236,750    $5.20   285,500    $3.88   191,250   $1.80
 Granted                               9,000    $4.38    35,000    $6.46   117,500   $6.65
 Exercised                           (41,000)   $1.15   (81,000)   $1.05   (22,500)  $0.78
 Canceled                             (1,750)   $6.63    (2,750)   $6.63      (750)  $1.00
                                     -------    -----   -------    -----   -------   -----
Outstanding at end of year           203,000    $5.97   236,750    $5.20   285,500   $3.88
                                     =======    =====   =======    =====   =======   =====

There were 151,190 options available for future grants under the plan at June 30, 2000.

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 6 - Stock Options (cont'd.)

The following table summarizes information concerning outstanding and exercisable stock options by two ranges of exercise prices at June 30, 2000:

                                                 Options Outstanding                         Options Exercisable
                               -----------------------------------------------------  ---------------------------------
Range of                       Number Outstanding  Weighted Average     Weighted           Number           Weighted
Exercise                               at             Remaining         Average          Exercisable        Average
 Prices                          June 30, 2000     Contractual Life  Exercise Price   At  June 30, 2000  Exercise Price
--------                       ------------------  ----------------  --------------   -----------------  --------------
$4.12 - $4.94                              55,000         1.9 years        $   4.25             44,500        $   4.21
$6.25 - $7.75                             148,000         2.8 years        $   6.60            148,000        $   6.60
                               ------------------  ----------------  --------------   ----------------   -------------
                                          203,000         2.6 years        $   5.97            192,500        $   6.05
                               ==================  ================  ==============   ================   =============

The estimated fair value of options granted during 2000, 1999, and 1998 were $2.12, $3.27, and $3.97 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at option grant dates for awards in accordance with accounting provisions of FAS 123, the Company's net income and earnings per share for the years ended June 30, 2000, 1999, and 1998 would have been reduced to the pro forma amounts indicated below:

Net Income:                        2000        1999        1998
-----------                        ----        ----        ----

       As reported               $533,000  $4,281,000  $5,134,000
       Pro forma                 $448,000  $4,000,000  $4,839,000

Basic earnings per share:
-------------------------

       As reported               $   0.10  $     0.81  $     1.00
       Pro forma                 $   0.08  $     0.76  $     0.94

Diluted earnings per share:
---------------------------

       As reported               $   0.10  $     0.80  $     0.97
       Pro forma                 $   0.08  $     0.75  $     0.92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                   2000        1999        1998
                                   ----        ----        ----

Expected dividend yield              0%          0%          0%
Expected stock price volatility     46%         56%         65%
Risk-free interest rate           6.10%       4.10%       5.75%
Expected life (years)               5           5           5

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 7 - Benefit Plans

The Company maintains defined contribution retirement plans covering substantially all employees who satisfy the age and service requirements of the plans. The Company's contributions to the plans for the years ended June 30, 2000, 1999, and 1998 amounted to $150,000, $155,000, and $102,000, respectively.

Note 8 - Stockholders' Equity

Changes in issued common stock and stockholders' equity for the three years ended June 30, 2000 were as follows:

                                                   Common Stock
                                             --------------------------   Accumulated
                                                Shares        Amount        Deficit        Total
                                             ------------  ------------  -------------  ------------
Balance June 30, 1997......................     5,074,978   $24,678,000  $(17,667,000)   $ 7,011,000
      Exercise of stock options............        22,500        17,000             -         17,000
      Common stock issued for acquisition..       135,000       881,000             -        881,000
      Net income...........................             -             -     5,134,000      5,134,000
                                                ---------   -----------  ------------    -----------
Balance June 30,1998.......................     5,232,478    25,576,000   (12,533,000)    13,043,000
    Exercise of stock options..............        74,408        41,000             -         41,000
    Common stock issued for acquisition....        63,492       500,000             -        500,000
    Net income.............................             -             -     4,281,000      4,281,000
                                                ---------   -----------  ------------    -----------
Balance June 30, 1999                           5,370,378    26,117,000    (8,252,000)    17,865,000
    Exercise of stock options..............        38,355        35,000             -         35,000
    Net income.............................             -             -       533,000        533,000
                                                ---------   -----------  ------------    -----------
Balance June 30, 2000......................     5,408,733   $26,152,000  $ (7,719,000)   $18,433,000
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

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt reflected in the June 30, 2000 and 1999 balance sheets approximate carrying values at those dates.

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont'd.)

Lease Commitments:

Rent expense amounted to $455,000, $348,000, and $349,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

Minimum annual rental commitments under operating leases with terms in excess of one year are as follows: 2001 - $173,000; 2002 - $131,000; 2003 - $31,000 and
2004 - $26,000.

The Company leases a building from the former shareholder of A-G for $10,000 per month. The lease has an initial term through April 2002.

Employment Agreements:

The Company has a severance compensation plan for certain executive officers and key employees of the Company which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan. The Company also has an employment agreement with its president and chief executive officer which provides for severance in the case of voluntary or involuntary termination or change in control. The employment agreement has a term through June 30, 2003, subject to extension as set forth in the agreement. The aggregate commitment for these employment agreements approximates $3,156,000 as of June 30, 2000. The Company also has employment contracts with two other key executives. Minimum annual salaries due under the agreements amount to $370,000 per year. These agreements expire in January and February 2003, respectively.

Litigation:

From time to time, the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company's financial position, results of operations or cash flow.

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 10 - Segment and Customer Information:

The Company's reportable segments are: (1) geophysical equipment and (2) industrial products. The following table provides selected financial information for each segment for the years ended June 30, 2000, 1999 and 1998.


                                  Geophysical  Industrial
Fiscal Year ended June 30, 2000    Equipment    Products       Total
---------------------------------  -----------  ----------  -----------
Sales                              $11,252,000  $3,496,000  $14,748,000
Interest income                         85,000           -       85,000
Interest expense                       510,000           -      510,000
Depreciation and amortization          684,000     256,000      940,000
Income before income taxes             283,000     807,000    1,090,000
Segment assets                      18,820,000   6,218,000   25,038,000
Fixed asset additions                   84,000      60,000      144,000


                                   Geophysical  Industrial
Fiscal Year ended June 30, 1999     Equipment    Products      Total
---------------------------------  -----------  ----------  -----------
Sales                              $16,678,000  $2,913,000  $19,591,000
Interest income                        149,000           -      149,000
Interest expense                       115,000           -      115,000
Depreciation and amortization          198,000     250,000      448,000
Income before income taxes           4,456,000     553,000    5,009,000
Segment assets                      21,723,000   6,164,000   27,887,000
Fixed asset additions                   62,000      15,000       77,000

                                    Geophysical  Industrial
Fiscal Year ended June 30, 1998     Equipment     Products     Total
---------------------------------  -----------  ----------  -----------
Sales                              $16,417,000  $1,636,000  $18,053,000
Interest income                        104,000           -      104,000
Interest expense                         5,000       1,000        6,000
Depreciation and amortization           39,000     124,000      163,000
Income before income taxes           4,394,000     382,000    4,776,000
Segment assets                       9,987,000   6,475,000   16,462,000
Fixed asset additions                   24,000           -       24,000

The Company does not allocate income taxes to segments.

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 10 - Segment and Customer Information (cont'd.)

The following table reports sales by country for the years ended June 30, 2000, 1999, and 1998. Sales are attributed to each country based on the location of the customer.

                                           2000         1999         1998
                                        -----------  -----------  -----------
           United States..............  $ 8,703,000  $ 7,161,000  $ 7,215,000
           Norway.....................    2,025,000    4,378,000    3,458,000
           Peoples Republic of China..      866,000      349,000    2,014,000
           United Kingdom.............      602,000    3,180,000    1,930,000
           Former Soviet Union........       81,000      612,000    1,269,000
           Singapore..................    1,385,000      940,000      671,000
           Japan......................      279,000    1,650,000      384,000
           France.....................      484,000      235,000        9,000
           Other......................      323,000    1,086,000    1,103,000
                                        -----------  -----------  -----------
                                        $14,748,000  $19,591,000  $18,053,000
                                        ===========  ===========  ===========

A relatively small number of customers has accounted for the Company's geophysical equipment segment sales. The segment's three largest customers in 2000, 1999, and 1998 accounted for 41%, 43%, and 42% of total consolidated sales, respectively. Customers accounting for 10% or more of consolidated sales for 2000, 1999, and 1998 are as follows:

                                                                2000        1999      1998
                                                             ----------   --------   -------
           Customer A...................................        16%        19%       22%
           Customer B...................................         -         14        10
           Customer C...................................        14          -        10
           Customer D...................................         -         10         -
           Customer E...................................        11          -         -

Note 11 - Supplementary Information

 Accrued liabilities at June 30 consist of the following:

                                                                2000        1999
                                                             ----------  ----------
  Compensation and related taxes...........................  $  225,000     $806,000
  Compensated absences.....................................     284,000      286,000
  Commissions payable......................................     142,000      403,000
  Professional fees........................................      67,000      125,000
  Advanced payments........................................      48,000            -
  Other....................................................     119,000      128,000
                                                               --------   ----------
                                                               $885,000   $1,748,000
                                                               ========   ==========

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 12 - Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters for the years ended June 30, 2000 and 1999.

                                            Three Months Ended
                                           ---------------------
                                Sept. 30    Dec. 31     March 31     June 30
                                --------    -------     --------     -------
2000
----
Sales                          $4,058,000  $3,233,000  $3,984,000  $3,473,000
Cost of sales                   2,032,000   1,720,000   2,212,000   2,004,000
Income before taxes               567,000      80,000     278,000     165,000
Net income                        305,000      40,000     138,000      50,000
Earnings per share:
Basic                          $     0.06  $     0.01  $     0.03  $     0.01
Diluted                        $     0.06  $     0.01  $     0.03  $     0.01


                                             Three Months Ended
                                            --------------------
                                Sept. 30    Dec. 31     March 31     June 30
                                --------    -------     --------     -------
1999
----
Sales                          $5,360,000  $5,849,000  $4,618,000  $3,764,000
Cost of sales                   2,803,000   2,886,000   2,460,000   1,942,000
Income before taxes             1,535,000   1,928,000   1,127,000     419,000
Net income                      1,535,000   1,781,000     708,000     257,000
Earnings per share:
Basic                          $     0.29  $     0.34  $     0.13  $     0.05
Diluted                        $     0.29  $     0.33  $     0.13  $     0.05

                          Bolt Technology Corporation

                Schedule II - Valuation and Qualifying Accounts

                    For the Three Years Ended June 30, 2000

                                                Additions Charged
                                 Balance At      (Credited) To
                                Beginning Of       Costs And                                        Balance At
Description                         Year           Expenses          Deductions         Other       End of Year
-----------                    -------------      ---------          ----------        -------      -----------
Allowance for uncollectible
accounts:

  1998                         $   96,000          79,000             (39,000)               -       $  136,000
  1999                            136,000         154,000                   -           70,000 (3)      360,000
  2000                            360,000         147,000             (33,000)               -          474,000

Reserve for inventory
valuation:

  1998                         $  799,000          82,000             (40,000) (1)                   $  841,000
  1999                            841,000          69,000             (50,000) (1)                      860,000
  2000                            860,000          13,000                   -                           873,000

Valuation allowance
for deferred
tax assets:

  1998                         $4,370,000        (642,000)         (2,531,000) (2)                  $1,197,000
  1999                          1,197,000               -          (1,197,000)                               -

(1) Inventory scrapped.

(2) Includes $1,000,000 allocated to the purchase price of Custom Products Corporation.

(3) Represents allowance for uncollectible accounts assumed through acquisition.

                                   Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of September 2000.

                                            BOLT TECHNOLOGY CORPORATION

                                              By /s/ Raymond M. Soto
                                              --------------------------
                                                     Raymond M. Soto
                                              (Chairman of the Board, President
                                                 and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                     Date
/s/ Raymond M. Soto           Chairman of the Board,         September 22, 2000
----------------------------
   (Raymond M. Soto)          President and Chief Executive
                              Officer (Principal Executive
                              Officer and Principal
                              Financial Officer)

/s/ Alan Levy                 Vice President - Finance,      September 22, 2000
----------------------------
   (Alan Levy)                Secretary and Treasurer
                              (Principal Accounting
                               Officer)

/s/ Kevin M. Conlisk          Director                       September 22, 2000
----------------------------
   (Kevin M. Conlisk)

/s/ Stephen Chelminski        Director                       September 22, 2000
----------------------------
   (Stephen Chelminski)

/s/ John H. Larson            Director                       September 22, 2000
----------------------------
   (John H. Larson)

/s/ Joseph Espeso             Director                       September 22, 2000
----------------------------
   (Joseph Espeso)

/s/ Joseph Mayerick, Jr.      Director                       September 22, 2000
----------------------------
   (Joseph Mayerick, Jr.)

/s/ Gerald H. Shaff           Director                       September 22, 2000
----------------------------
   (Gerald H. Shaff)

/s/ Gerald A. Smith           Director                       September 22, 2000
----------------------------
   (Gerald A. Smith)