Form 10-Q
period 2000-09-30
BOLT TECHNOLOGY CORP
filed 2000-11-01
CIK 354655

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

        [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  September 30, 2000

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

                                         Yes   [ X ]       No [  ]

At October 16, 2000 there were 5,408,733 shares of common stock, without par value, outstanding.

                                      (1)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----

                                                                                                           Page Number
                                                                                                           -----------
Part I - Financial Information:

Item 1. Financial Statements.

         Consolidated statements of operations  - three months ended
         September 30, 2000 and 1999.................................................................            3

         Consolidated balance sheets -
         September 30, 2000 and June 30, 2000........................................................            4

         Consolidated statements of cash flows -
         three months ended September 30, 2000 and 1999..............................................            5


         Notes to consolidated financial statements..................................................            6-9


Item 2.  Management's discussion and analysis of financial
         condition and results of operations.........................................................            10-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................            12


Part II - Other Information:

Item 6.  Exhibits and reports on Form 8-K............................................................            13

Signatures...........................................................................................            13

                                      (2)

                        PART I - FINANCIAL INFORMATION
                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       ________________________________



                                             Three Months Ended
                                                September 30,
                                             ------------------
                                               2000        1999
                                               ----        ----

Sales.................................     $ 3,076,000  $ 4,058,000

Costs and Expenses:

 Cost of sales........................       1,891,000    2,032,000
 Research and development.............          69,000      125,000
 Selling, general and administrative..       1,114,000    1,057,000
 Amortization of intangibles..........         165,000      165,000
 Interest expense.....................         108,000      141,000
 Interest income......................         (15,000)     (29,000)
                                           -----------  -----------
                                             3,332,000    3,491,000
                                           -----------  -----------

(Loss) income before income taxes.....        (256,000)     567,000
(Benefit) provision for income taxes..         (42,000)     262,000
                                           -----------  -----------
  Net (loss) income...................     $  (214,000) $   305,000
                                           ===========  ===========

(Loss) earnings per share:
 Basic................................     $     (0.04) $      0.06
 Diluted..............................     $     (0.04) $      0.06

Shares Outstanding:
 Basic................................       5,408,733    5,370,378
 Diluted..............................       5,408,733    5,415,370


See Notes to Consolidated Financial Statements.

                                      (3)

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------



                                                     September 30,    June 30,
                                                         2000           2000
                                                      (unaudited)
                                                     ------------   -----------
Current Assets:
 Cash and cash equivalents....................        $ 1,940,000   $ 2,527,000
 Accounts receivable, net.....................          2,371,000     2,088,000
 Inventories..................................          4,759,000     4,791,000
 Deferred income taxes........................          1,110,000     1,181,000
 Other........................................            172,000       209,000
                                                      -----------   -----------
     Total current assets.....................         10,352,000    10,796,000
                                                      -----------   -----------


Goodwill, net.................................         11,842,000    12,005,000
Property and Equipment, net...................          1,307,000     1,300,000
Deferred Income Taxes.........................            991,000       886,000
Other Assets..................................             47,000        51,000
                                                      -----------   -----------
     Total assets                                     $24,539,000   $25,038,000
                                                      ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


Current Liabilities:
  Current maturities of long-term debt........        $ 1,700,000   $ 1,700,000
  Accounts payable............................            540,000       420,000
  Accrued liabilities.........................            905,000       885,000
                                                      -----------   -----------
   Total current liabilities                            3,145,000     3,005,000
Long-term Debt................................          3,175,000     3,600,000
                                                      -----------   -----------
     Total liabilities                                  6,320,000     6,605,000

Stockholders' Equity:
  Common stock................................         26,152,000    26,152,000
  Accumulated deficit.........................         (7,933,000)   (7,719,000)
                                                      -----------   -----------
     Total stockholders' equity                        18,219,000    18,433,000
                                                      -----------   -----------
         Total liabilities and stockholders' equity   $24,539,000   $25,038,000
                                                      ===========   ===========

See Notes to Consolidated Financial Statements

                                      (4)

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         -----------------------------


                                                           Three Months Ended
                                                              September 30,
                                                           ------------------
                                                            2000        1999
                                                            ----        ----

Cash Flows From Operating Activities:
   Net (loss) income...................................  $(214,000)  $ 305,000
   Adjustments to reconcile net income to
     cash provided by operating activities:
       Depreciation and amortization...................    236,000     235,000
       Deferred income taxes...........................    (34,000)    209,000
                                                         ---------   ---------
                                                           (12,000)    749,000
   Changes in Operating Assets and Liabilities:
       Accounts receivable.............................   (283,000)   (429,000)
       Inventories.....................................     32,000     313,000
       Other assets....................................     37,000       2,000
       Accounts payable and accrued liabilities........    140,000    (484,000)
       Income taxes payable............................          -      12,000
                                                         ---------   ---------
         Net cash (used in) provided by operations.....    (86,000)    163,000
                                                         ---------   ---------

Cash Flows From Investing Activities:
   Purchase of property and equipment..................    (76,000)    (63,000)
                                                         ---------   ---------
         Net cash used in investing activities.........    (76,000)    (63,000)
                                                         ---------   ---------

Cash Flows From Financing Activities:
   Repayment of long-term debt.........................   (425,000)   (425,000)
                                                         ---------   ---------
       Net cash used in financing activities...........   (425,000)   (425,000)
                                                         ---------   ---------

Net decrease in cash and cash equivalents..............  $(587,000)  $(325,000)
                                                         =========   =========

Supplemental disclosure of cash flow information:
   Income taxes paid...................................  $   5,000   $  22,000
   Interest paid.......................................  $ 108,000   $ 141,000

See Notes to Consolidated Financial Statements.

                                      (5)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                                  -----------

Note 1 - Basis of Presentation
------- ----------------------

     The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three month periods ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the three month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management , all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the September 30, 2000 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Note 2 - Debt
-------------

8.25% Non-Negotiable Promissory Note

     In connection with the acquisition of A-G Geophysical Products, Inc. in April 1999, the Company issued a $7,000,000 note to the selling shareholder for a portion of the purchase price. The note has a final maturity of April 2002 and requires minimum principal payments of $425,000 per quarter. The Company has pledged the assets and common stock of A-G as collateral for the note. Also under the terms of the note the Company must have A-G maintain a current ratio of no less than 3 to 1 and maintain minimum tangible net worth of $4,000,000. The Company was in compliance with these covenants at September 30, 2000.

Note 3 - Income Taxes
---------------------

     Components of income tax expense for the three monts ended September 30, 2000 and 1999 follows:


                                    2000        1999
                                    ----        ----
Current:
 State                            $ (8,000)   $ 53,000

Deferred:
 Federal                           (34,000)    209,000
                                  --------    --------
   Income tax (benefit) expense   $(42,000)   $262,000
                                  ========    ========

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

                                      (6)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (CONTINUED)
                                  -----------

Note 4 - Inventories
--------------------

     Inventories, net of reserves, are comprised of the following:


                                               September 30,  June 30,
                                                    2000         2000
                                                    ----         ----

          Raw materials and sub-assemblies..     $4,326,000   $4,307,000
          Work-in process...................        433,000      484,000
                                                 ----------   ----------
                                                 $4,759,000   $4,791,000
                                                 ==========   ==========


Note 5 - Property and Equipment
-------------------------------

     Property and equipment are comprised of the following:


                                                  September 30,    June 30,
                                                      2000          2000
                                                      ----          ----

          Building and leasehold improvements..    $   555,000   $   555,000
          Geophysical equipment................        460,000       460,000
          Machinery and equipment..............      5,725,000     5,649,000
          Equipment held for rental                    480,000       480,000
                                                   -----------   -----------
                                                     7,220,000     7,144,000
          Less accumulated depreciation........     (5,913,000)   (5,844,000)
                                                   -----------   -----------

                                                   $ 1,307,000   $ 1,300,000
                                                   ===========   ===========

Note 6 - Earnings Per Share
---------------------------

     Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for quarters ended September 30, 2000 and 1999:

                                      (7)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 6 - Earnings Per Share (cont'd)
------------------------------------


                                                          2000         1999
                                                          ----         ----

    Net (loss) income available to
      common stockholders                              $ (214,000)  $  305,000
                                                       ==========   ==========
    Divided by weighted common shares
      and common share equivalents
      Weighted average common shares                    5,408,733    5,370,378
      Weighted average common share equivalents                 -       44,992
                                                       ----------   ----------
    Total weighted average common
      shares and common share equivalents               5,408,733    5,415,370
                                                       ==========   ==========

    Basic (loss) earnings per share                    $    (0.04)  $     0.06
                                                       ==========   ==========

    Diluted (loss) earnings per share                  $    (0.04)  $     0.06
                                                       ==========   ==========

    At September 30, 2000 there were 224,000 shares subject to stock options that were not included in the calculation of loss per share because to do so would be antidilutive.


Note 7 - Segment Information
----------------------------

    The Company's reportable segments are geophysical equipment and industrial products. The following table provides selected financial information for both of the Company's segments for the quarters ended September 30, 2000 and 1999.


Quarter ended September 30, 2000
--------------------------------


                                      Geophysical   Industrial
                                       Equipment     Products      Total
                                       ---------     --------      -----
Sales                                 $  2,255,000  $  821,000  $  3,076,000
Interest income                             15,000           -        15,000
Interest expense                           108,000           -       108,000
Depreciation and amortization              172,000      64,000       236,000
Income (loss) before income taxes         (430,000)    174,000      (256,000)
Segment assets                          18,433,000   6,106,000    24,539,000
Fixed asset additions                       70,000       6,000        76,000

                                      (8)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 7 - Segment Information (cont'd)
-------------------------------------

Quarter ended September 30, 1999
--------------------------------


                                 Geophysical  Industrial
                                  Equipment    Products      Total
                                  ---------    --------      -----
Sales                            $ 3,145,000  $  913,000  $ 4,058,000
Interest income                       29,000           -       29,000
Interest expense                     141,000           -      141,000
Depreciation and amortization        172,000      63,000      235,000
Income before income taxes           333,000     234,000      567,000
Segment assets                    21,062,000   6,233,000   27,295,000
Fixed asset additions                 31,000      32,000       63,000


The Company does not allocate income taxes to its segments.


Note 8-Recent Accounting Pronouncements
---------------------------------------

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, with earlier application encouraged. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

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

     Overview

     Demand for the Company's geophysical products is dependent upon the level of world wide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. Because of the rapid decline in oil prices in 1999, oil companies reduced exploration budgets which caused the Company's customers, primarily seismic contractors, to reduce activities. This reduction in activity resulted in under utilized and idle seismic vessels. Although oil and gas prices have increased significantly from the low prices of last year, the industry has been cautious in its capital spending on exploration activities. Also, an over supply of marine seismic vessels has resulted in a significant reduction in purchases of geophysical equipment.

     Acquisitions

     In January 1998, the Company completed the acquisition of Custom Products. Custom Products is a manufacturer of miniature industrial clutches, brakes and sub-fractional horsepower electric motors sold under the "Polyclutch" and "Polyvolt" tradenames. The purchase price totaled $6,060,000 and consisted of $4,971,000 in cash; 135,000 shares of common stock valued at $881,000; acquisition costs of $208,000 and contingent cash payments. Such contingent cash payments could total $4,000,000 and are dependent on annual increases in the net sales of Custom Products for the period January 1, 1998 to December 31, 2002. Any contingent cash payments will be capitalized and amortized over the remaining life of the goodwill.

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

     Liquidity and Capital Resources

     For the quarter ended September 30, 2000, cash and cash equivalents decreased $587,000. Cash flows from operating activities after changes in working capital items was a negative $86,000 for the quarter ended September 30, 2000, primarily due to the operating loss for the quarter and an increase in the level of accounts receivable. For the quarter ended September 30, 1999 cash and cash equivalents decreased $325,000. Cash flows from operating activities was $163,000 primarily from net income for the quarter, depreciation and amortization and deferred income taxes. These amounts were partially offset by an increase in accounts receivable and the payment of prior year end liabilities.

                                      (10)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (CONTINUED)
                                  -----------


     Liquidity and Capital Resources (cont'd)

     For the three months ended September 30, 2000, the Company used $76,000 for capital expenditures. The Company does not anticipate capital expenditures for the current fiscal year to exceed $200,000.

     As part of the consideration for the acquisition of A-G Geophysical Products, Inc. in April 1999, the Company issued a note for $7,000,000. The note bears interest at 8.25% payable monthly and requires quarterly principal payments of $425,000 with a final maturity in April 2002. The Company pledged the assets and common stock of AG as collateral for the note. The Company used $425,000 of cash for principal payments during the quarter.

     The Company's unsecured $2,500,000 credit facility requires the maintenance of a debt service ratio of no less than 1.25 to 1. At September 30, 2000 the Company was not in compliance with this covenant, and therefore, does not have any borrowings currently available under the agreement. The Company has not used this facility since January 1998 and believes its cash balances, working capital and expected cash flow form operations provides sufficient liquidity for the foreseeable future.

     Under the terms of the asset purchase agreement for Custom Products, the Company may be required to make additional payments to the former owners of Custom Products in the maximum amount of $4,000,000 if net sales of Custom Products increase to certain levels by December 2002.

     The Company is owner of a one-half interest in its administrative and engineering building located in Norwalk, Connecticut through a joint venture agreement. The agreement expired in July 1999. Under the terms of the agreement, the Company can purchase the one-half interest owned by its joint venture partner, for approximately $300,000. The Company is currently exploring various alternatives with its joint venture partner. If the Company does purchase the building, it will use existing cash on hand.

     On October 5, 1998, the Company's board of directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its common stock in open market or private transactions. The Company will use its cash flow from operations and existing cash balances for the repurchase of any shares. To date, the Company has not repurchased any shares under the program.

     Current cash and cash equivalent balances and projected cash flow from operations are currently considered adequate to meet foreseeable operating needs.

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

                                      (11)

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------
                                  (CONTINUED)
                                  -----------


     Results of Operations

     Sales for the quarter ended September 30, 2000 decreased $982,000 or 24% from the corresponding period last year, primarily from the lower sales of marine air guns and replacements parts which declined $894,000. The Company did not ship any air gun systems during the quarter.

     Cost of sales as a percentage of sales increased from from 50% for the quarter ended September 30, 1999 to 61% for the quarter ended September 30, 2000. The most significant factor negatively impacting margins for the quarter was decreased manufacturing efficiencies associated with the lower sales volume of marine air guns and replacement parts.

     Research and development costs decreased by $56,000 from the corresponding period of the prior year as the company completed the development of its new marine air gun in the last half of fiscal 2000.

     Selling, general and administrative expenses increased $57,000 over the prior year's first quarter. The primary reason for the increase was higher expense for trade shows in the current quarter.

     Interest expense decreased $33,000 for the quarter because of the lower balance outstanding of the note used for the purchase of A-G.

     Interest income decreased $14,000 for the quarter because of lower average cash balances.

     The benefit for income taxes for the first quarter of fiscal 2001 was $42,000, an effective tax rate of 16%. This benefit is lower than the federal statutory federal rate of 34% principally from the effect of the goodwill amortization related to the A-G acquisition not deductible for income taxes. For the quarter ended September 30, 1999 the Company provided $262,0000 for income tax expense, an effective rate of 46%. The goodwill amortization from the A-G acquisition was also the primary factor in the higher tax rate.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     None

                                      (12)

                          PART II- OTHER INFORMATION
                          --------------------------

Item 6- Exhibits and Reports on Form 8-K
----------------------------------------

      (a) Exhibits.
          ----------
          (27)  Financial Data Schedule.

      (b) Reports on Form 8-K.
          --------------------
         No reports on Form 8-K were filed for July, August or September 2000.


                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               /s/ Raymond M. Soto
                               ----------------------
                               Chairman, President and Chief Executive Officer (Principal Financial Officer)


                               /s/ Alan Levy
                               ----------------------
                               Vice President-Finance
                               Secretary and Treasurer
                               (Principal Accounting Officer)



October 30, 2000

                                      (13)