Form 10-Q
period 2000-12-31
BOLT TECHNOLOGY CORP
filed 2001-02-02
CIK 354655

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2000

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

                                             Yes [X]       No [_]

At January 19, 2001 there were 5,408,733 shares of common stock, without par value, outstanding.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------

                                     INDEX
                                     -----

                                                                     Page Number
                                                                     -----------
Part I - Financial Information:

Item 1.  Financial Statements.

         Consolidated statements of operations  - three and six
         months ended December 31, 2000 and 1999..................         3

         Consolidated balance sheets -
         December 31, 2000 and June 30, 2000......................         4

         Consolidated statements of cash flows -
         six  months ended December 31, 2000 and 1999.............         5

         Notes to consolidated financial statements...............         6-9

Item 2.  Management's discussion and analysis of financial
         condition and results of operations......................        10-13

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk..............................................        13

Part II- Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders......        14

Item 6.  Exhibits and reports on Form 8-K.........................        14

         Signatures...............................................        14

                        PART I - FINANCIAL INFORMATION
                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     -------------------------------------

                                                                Three Months Ended                   Six Months Ended
                                                                   December 31,                        December 31,
                                                                ------------------                   ----------------
                                                             2000                 1999             2000               1999
                                                             ----                 ----             ----               ----
Revenues:

     Sales...........................................    $ 3,000,000          $ 3,233,000        $ 6,076,000      $ 7,291,000
                                                         -----------          -----------        -----------      -----------


Costs and Expenses:

     Cost of sales...................................      1,724,000            1,720,000          3,615,000        3,752,000
     Research and development........................         54,000               81,000            123,000          206,000
     Selling, general and administrative.............        955,000            1,077,000          2,069,000        2,134,000
     Amortization of intangibles.....................        165,000              166,000            330,000          331,000
     Interest expense................................         97,000              133,000            205,000          274,000
     Interest income.................................         (9,000)             (24,000)           (24,000)         (53,000)
                                                         -----------          -----------        -----------      -----------
                                                           2,986,000            3,153,000          6,318,000        6,644,000
                                                         -----------          -----------        -----------      -----------

Income (loss) before income taxes....................         14,000               80,000           (242,000)         647,000
Provision for income taxes...........................         62,000               40,000             20,000          302,000
                                                         -----------          -----------        -----------      -----------
     Net income (loss)...............................    $   (48,000)         $    40,000        $  (262,000)     $   345,000
                                                         ===========          ===========        ===========      ===========

Earnings (loss) per share:
    Basic............................................    $     (0.01)         $      0.01        $     (0.05)     $      0.06
    Diluted..........................................    $     (0.01)         $      0.01        $     (0.05)     $      0.06

Shares Outstanding:
    Basic............................................      5,408,733            5,388,378          5,408,733        5,379,378
    Diluted..........................................      5,408,733            5,406,791          5,408,733        5,411,081

See Notes to Consolidated Financial Statements.

                          BOLT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                                                December 31,                June 30,
                                                                                    2000                      2000
                                                                                (unaudited)
                                                                                -----------                 --------
Current Assets:
     Cash and cash equivalents......................................           $  1,640,000              $  2,527,000
     Accounts receivable, net.......................................              2,091,000                 2,088,000
     Inventories....................................................              4,910,000                 4,791,000
     Deferred income taxes..........................................              1,102,000                 1,181,000
     Other                                                                          129,000                   209,000
                                                                               ------------              ------------
           Total current assets                                                   9,872,000                10,796,000
                                                                               ------------              ------------

Goodwill, net.......................................................             11,678,000                12,005,000
Property and Equipment, net.........................................              1,240,000                 1,300,000
Deferred Income Taxes...............................................                943,000                   886,000
Other Assets........................................................                 41,000                    51,000
                                                                               ------------              ------------
           Total assets                                                        $ 23,774,000              $ 25,038,000
                                                                               ============              ============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

Current Liabilities:
     Current maturities of long-term debt...........................           $  1,700,000              $  1,700,000
     Accounts payable...............................................                373,000                   420,000
     Accrued liabilities............................................                780,000                   885,000
                                                                               ------------              ------------
           Total current liabilities                                              2,853,000                 3,005,000
Long-term Debt......................................................              2,750,000                 3,600,000
                                                                               ------------              ------------
           Total liabilities                                                      5,603,000                 6,605,000

Stockholders' Equity:
     Common Stock...................................................             26,152,000                26,152,000
     Accumulated deficit............................................             (7,981,000)               (7,719,000)
                                                                               ------------              ------------
     Total stockholders' equity.....................................             18,171,000                18,433,000
                                                                               ------------              ------------
           Total liabilities and stockholders' equity                          $ 23,774,000              $ 25,038,000
                                                                               ============              ============

See Notes to Consolidated Financial Statements.

                          BOLT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                  ------------------------------------------

                                                                                              Six Months Ended
                                                                                                December 31,
                                                                                              ----------------
                                                                                        2000                   1999
                                                                                        ----                   ----
Cash Flows From Operating Activities:
         Net income (loss)....................................................     $  (262,000)           $   345,000
         Adjustments to reconcile net income to
              cash provided by operating activities:
                 Depreciation and amortization................................         473,000                470,000
                 Deferred income taxes........................................          22,000                214,000
                                                                                   -----------            -----------
                                                                                       233,000              1,029,000

         Changes in operating assets and liabilities:
                 Accounts receivable..........................................          (3,000)              (318,000)
                 Inventories..................................................        (119,000)               407,000
                 Other assets.................................................          86,000                 43,000
                 Accounts payable and accrued liabilities.....................        (152,000)            (1,032,000)
                 Income taxes payable.........................................               -               (727,000)
                                                                                   -----------            -----------
                     Net cash provided (used) by operating activities.........          45,000               (598,000)
                                                                                   -----------            -----------

Cash Flows From Investing Activities:
         Purchase of property and equipment...................................         (82,000)               (95,000)
                                                                                   -----------            -----------
                     Net cash used in investing activities....................         (82,000)               (95,000)
                                                                                   -----------            -----------

Cash Flows From Financing Activities:
         Repayment of long-term debt..........................................        (850,000)              (850,000)
         Exercise of stock options............................................               -                 18,000
                                                                                   -----------            -----------
                     Net cash used in financing activities....................        (850,000)              (832,000)
                                                                                   -----------            -----------

Net decrease in cash and cash equivalents.....................................     $  (887,000)           $(1,525,000)
                                                                                   ===========            ===========


Supplemental disclosure of cash flow information:
         Income taxes paid....................................................     $    22,000            $   846,000
         Interest paid........................................................     $   205,000            $   231,000

See Notes to Consolidated Financial Statements.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                                  -----------

Note 1- Basis of Presentation
-----------------------------

     The consolidated balance sheet as of December 31, 2000, the consolidated statements of operations for the three month and six month periods ended December 31, 2000 and 1999 and the consolidated statements of cash flows for the six month periods ended December 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the December 31, 2000 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


Note 2 - Debt
-------------

8.25% Non-Negotiable Promissory Note

     In connection with the acquisition of A-G, the Company issued a $7,000,000 note to the selling shareholder for a portion of the purchase price. The note has a final maturity of April 2002 and requires minimum principal payments of $425,000 per quarter. The Company has pledged the assets and common stock of A-G as collateral for the note. Also under the terms of the note the Company must have A-G maintain a current ratio of no less than 3 to 1 and maintain minimum tangible net worth of $4,000,000. The Company was in compliance with these covenants at December 31, 2000.


Note 3 - Income Taxes
---------------------

     Components of income tax expense for the six months ended December 31, 2000 and 1999 follow:

                                                           2000         1999
                                                           ----         ----
     Current:
          State....................................    $ (2,000)      $  70,000
                                                       ---------      ---------

     Deferred:
          Federal..................................      22,000         232,000
                                                       --------       ---------

     Income tax expense............................    $ 20,000       $ 302,000
                                                       ========       =========


     The company has net operating loss carry-forwards totaling $3,414,000 which expire as follows: 2005- $3,106,000; 2006-$63,000 and 2007-$245,000. Based
primarily upon the Company's earnings history and expected future level of taxable income, management believes that it is more likely than not that it will realize the benefit of its net deferred tax asset. The amount of the net deferred tax asset recorded could be reduced if estimates of future taxable income during the carry-forward period are reduced.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                                  -----------

Note 4 - Inventories
--------------------

    Inventories, net of reserves, are comprised of the following:

                                                                        December 31,             June 30,
                                                                            2000                   2000
                                                                            ----                   ----
        Raw materials and sub-assemblies.............................  $ 4,349,000             $ 4,307,000
        Work-in process..............................................      561,000                 484,000
                                                                       -----------             -----------
                                                                       $ 4,910,000             $ 4,791,000
                                                                       ===========             ===========



Note 5 - Property and Equipment
-------------------------------

    Property and equipment are comprised of the following:

                                                                       December 31,             June 30,
                                                                           2000                   2000
                                                                           ----                  ----

        Building and leasehold improvements.........................   $   555,000            $    555,000
        Geophysical equipment.......................................       269,000                 460,000
        Machinery and equipment.....................................     5,719,000               5,649,000
        Equipment held for rental...................................       320,000                 480,000
                                                                       -----------            ------------

                                                                         6,863,000               7,144,000
             Less accumulated depreciation..........................    (5,623,000)             (5,844,000)
                                                                       -----------             -----------

                                                                       $ 1,240,000             $ 1,300,000
                                                                       ===========             ===========


Note 6 - Earnings Per Share
---------------------------

     Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for three and six month periods ended December 31, 2000 and 1999:

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)
                                  -----------


Note 6 - Earnings Per Share (cont'd)
------------------------------------

                                                                      Three Months Ended                 Six Months Ended
                                                                         December 31,                      December 31,
                                                                      ------------------                 ----------------
                                                                    2000             1999              2000              1999
                                                                    ----             ----              ----              ----
Net earnings (loss) available to common
         stockholders                                           $  (48,000)     $   40,000          $ (262,000)       $  345,000
                                                                ==========      ==========          ==========        ==========

Weighted average number of common
         shares outstanding                                      5,408,733       5,388,378           5,408,733         5,379,378

Common stock equivalents - stock options                                 -          18,413                   -            31,703
                                                                ----------      ----------          ----------        ----------

Weighted average number of common shares and
         common share equivalents outstanding                    5,408,733       5,406,791           5,408,733         5,411,081
                                                                ==========      ==========          ==========        ==========

Basic earnings (loss) per share                                 $    (0.01)     $     0.01          $    (0.05)       $     0.06
Diluted earnings (loss) per share                               $    (0.01)     $     0.01          $    (0.05)       $     0.06

     At December 31, 2000 there were 224,000 shares subject to stock options that were not included in the calculation of the loss per share because to do so would be antidilutive.


Note 7 - Segment Information
----------------------------

     The Company's reportable segments are geophysical equipment and industrial products. The following table provides selected financial information for both of the Company's segments for the six months ended December 31, 2000 and 1999.

Six months ended December 31, 2000
----------------------------------

                                                                Geophysical           Industrial
                                                                 Equipment             Products            Total
                                                                 ---------             --------            -----
Sales                                                           $  4,472,000        $ 1,604,000         $ 6,076,000
Interest income                                                       24,000                  -              24,000
Interest expense                                                     205,000                  -             205,000
Depreciation and amortization                                        344,000            129,000             473,000
Income (loss) before income taxes                                   (591,000)           349,000            (242,000)
Segment assets                                                    17,748,000          6,026,000          23,774,000
Fixed asset additions                                                 76,000              6,000              82,000

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (CONTINUED)
                                  -----------

Note 7 - Segment Information (cont'd)
-------------------------------------


Six months ended December 31, 1999
----------------------------------

                                                                  Geophysical        Industrial
                                                                   Equipment          Clutches             Total
                                                                   ---------          --------             -----
Sales                                                            $  5,648,000       $ 1,643,000        $  7,291,000
Interest income                                                        53,000                 -              53,000
Interest expense                                                      274,000                 -             274,000
Depreciation and amortization                                         344,000           126,000             470,000
Income before income taxes                                            281,000           366,000             647,000
Segment assets                                                     19,589,000         6,102,000          25,691,000
Fixed asset additions                                                  61,000            34,000              95,000

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

     Overview

     Demand for the Company's geophysical products is dependent upon the level of world wide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. Because of the rapid decline in oil prices in 1999, oil companies reduced exploration budgets which caused the Company's customers, primarily seismic contractors, to reduce activities. This reduction in activity resulted in under utilized and idle seismic vessels. Although oil and gas prices have increased significantly from the low prices of last year, the industry has been cautious in its capital spending on exploration activities. Also, an over supply of marine seismic vessels and seismic data already in the market has resulted in a significant reduction in purchases of geophysical equipment by our customers.

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

     Liquidity and Capital Resources

     For the six months ended December 31, 2000, cash and cash equivalents decreased $887,000. Cash flows from operating activities after changes in working capital items was $45,000 primarily due to the operating loss for the six month period offset by deprecation and amortization charges. The Company also used $850,000 of cash to reduce long-term debt. For the six months ended December 31,1999, cash and cash equivalents decreased $1,525,000 the repayment of $850,000 of long-term debt from the A-G acquisition and the reduction in current liabilities of $1,759,000 from the June 30, 1999 level.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (CONTINUED)
                                  -----------

     Liquidity and Capital Resources (cont'd)

     For the six months ended December 31, 2000, the Company used $82,000 for capital expenditures. The Company does not anticipate capital expenditures for the current fiscal year to exceed $175,000.

     As part of the consideration for the acquisition of A-G Geophysical Products, Inc. in April 1999, the Company issued a note for $7,000,000. The note bears interest at 8.25% payable monthly and requires quarterly principal payments of $425,000 with a final maturity in April 2002. The Company pledged the assets and common stock of AG as collateral for the note. Principal payments for the first six months of fiscal 2001 amounted to $850,000.

     The Company did not maintain the minimum debt service coverage required under its unsecured credit facility, and therefore, terminated the agreement in December 2000. The Company did not use this facility since January 1998 and believes its cash balances, working capital and expected cash flow from operations provide sufficient liquidity for the foreseeable future.

     Under the terms of the asset purchase agreement for Custom Products, the Company may be required to make additional payments to the former owners of Custom Products in the maximum amount of $4,000,000 if net sales of Custom Products increase to certain levels by December 2002. A payment was not required at December 31, 2000 because the sales of Custom Products did not meet amounts specificed in the agreement.

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

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (CONTINUED)
                                  -----------



Results of Operations

Six Months Ended December 31, 2000 Compared to Six Months
Ended December 31, 1999

         Sales for the six months ended December 31, 2000 decreased $1,215,000 or 17% from the corresponding period last year. Sales of marine air guns and replacement parts decreased $1,358,000 because of the continued over supply of equipment in the market. Partially offsetting this decline was an increase in sales of $182,000 at A-G.

         Cost of sales as a percentage of sales was 59% for the six months ended December 31, 2000 and 51% for the six months ended December 31, 1999. The effect of the lower operating efficiencies caused by the decreased demand for marine air guns and replacement parts caused the increase in the cost of sales percentage for the first six months of fiscal 2001 as compared to the first six months of fiscal 2000.

         Research and development costs decreased by $83,000 from the corresponding period of the prior year as the Company completed the development of its new marine air gun in the last half of fiscal 2000.

         Selling, general and administrative expense remained relatively unchanged for the first six months of fiscal 2001 compared to the first six months of fiscal 2000.

         Amortization of intangibles was $330,000 for the first six months of fiscal 2001, unchanged from the first six months of fiscal 2000. The Company is amortizing the goodwill relating to its acquisitions over twenty years.

         Interest expense decreased $69,000 for the six months because of the lower balance outstanding on the note used to purchase A-G. Interest income decreased $29,000 due to the lower balance of short-term investments.

         Although the Company recorded a loss before income taxes of $242,000 for the six months ended December 31, 2000, the Company provided income tax expense of $20,000. This tax provision results primarily from the effect of the amortization of the goodwill from the A-G acquistion which is not deductible for income taxes and the effect of the reduction in the expected amount of investment tax credit carry-forwards to be realized .The provision for income taxes for the six month period ended December 31, 1999 was $302,000, an effective tax rate of 47%. This amount is higher than the statutory federal rate of 34% also because of the A-G goodwill amortization.

                          BOLT TECHNOLOGY CORPORATION
                          ---------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                     CONDITION AND RESULTS OF OPERATIONS
                     -----------------------------------
                                  (CONTINUED)
                                  -----------


Results of Operations (cont'd)

Three Months Ended December 31, 2000 Compared to Three Months
Ended December 31, 1999

         Sales for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 decreased $233,000 or 7%. Sales of marine air guns and replacement parts decreased by $465,000 because of the same factors that caused the decrease for the six month period. Partially offsetting this decline was an increase of $176,000 in sales at A-G.

         Cost of sales as a percentage of sales increased from 53% to 57% for the quarter. The same factors that caused the increase in the cost of sales percentage for the first six months caused the increase in the cost of sales percentage for the second quarter.

         Research and development costs decreased $27,000 for the quarter for the same reason that caused the six month decrease.

         Selling, general and administrative expense decreased $122,000 for the quarter. Reduction in foreign travel of $35,000, a lower provision for bad debts of $23,000 and lower cost of trade shows of $24,000 accounted for most of the decrease.

         Interest expense decreased $36,000 for the quarter and interest income decreased by $15,000. The factors that effected these decreases for the six months period were the same factors that caused the quarter to quarter decrease.

         The provsion for income taxes for both the second quarter of fiscal 2001 and 2000 are in excess of the statutory federal income tax rate primarily because of the effect of the amortization of the A-G goodwill which is not deductible for income taxes. The provision for income taxes for the second quarter of fiscal 2001 was also negatively impacted by the reduction in the expected amount of investment tax credit carry-forwards to be realized.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         None

                          PART II- OTHER INFORMATION
                          --------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The 2000 Annual Meeting of Stockholders of the Company was held on November 21, 2000 for the following purpose: the election of two directors, each for a three year term expiring in 2003.

         The vote tabulation in the election of directors was as follows:
Stephen Chelminski received 4,814,998 affirmative votes with 51,352 votes withheld and Raymond M.Soto received 4,782,318 affirmative votes with 84,032 votes withheld.



Item 6- Exhibits and Reports on Form 8-K
----------------------------------------


         (b) Reports on Form 8-K.
             -------------------
             No reports on Form 8-K were filed by the Company during October, November, and December 2000.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               /s/ Raymond M. Soto
                               -------------------------------------
                               Chairman, President and Chief Executive Officer (Principal Financial Officer)


                               /s/ Alan Levy
                               -------------------------------------
                               Vice President-Finance
                               Secretary and Treasurer
                               (Principal Accounting Officer)




January 31, 2001