Form 10-Q
period 2001-03-31
BOLT TECHNOLOGY CORP
filed 2001-04-30
CIK 354655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: March 31, 2001

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

                                                      Yes [X]       No [_]

At April 19, 2001 there were 5,408,733 shares of common stock, without par value, outstanding.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------

                                      INDEX
                                      -----

                                                                                                            Page Number
                                                                                                            -----------
Part I -  Financial Information:

Item 1.   Financial Statements.

          Consolidated statements of operations - three and nine months ended
          March 31, 2001 and 2000 .......................................................................       3

          Consolidated balance sheets -
          March 31, 2001 and June 30, 2000 ..............................................................       4

          Consolidated statements of cash flows -
          nine months ended March 31, 2001 and 2000 .....................................................       5

          Notes to consolidated financial statements ....................................................      6-9

Item 2.   Management's discussion and analysis of financial
          condition and results of operations ...........................................................     10-13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ....................................      13


Part II - Other Information:


Item 6.   Exhibits and reports on Form 8-K ..............................................................      14

          Signatures ....................................................................................      14

                         PART I - FINANCIAL INFORMATION
                           BOLT TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      -------------------------------------


                                                                 Three Months Ended                  Nine Months Ended
                                                                     March 31,                          March  31,
                                                             -------------------------             -----------------------
                                                             2001                 2000             2001               2000
                                                             ----                 ----             ----               ----
Revenues:

        Sales                                            $ 4,405,000          $ 3,984,000       $ 10,481,000     $ 11,275,000
                                                         -----------          -----------       ------------     ------------



Costs and Expenses:

        Cost of sales                                      2,457,000            2,212,000          6,072,000        5,964,000
        Research and development                              85,000               91,000            208,000          297,000
        Selling, general and administrative                1,140,000            1,133,000          3,209,000        3,267,000
        Amortization of intangibles                          165,000              164,000            495,000          495,000
        Interest expense                                      86,000              123,000            291,000          397,000
        Interest income                                       (8,000)             (17,000)           (32,000)         (70,000)
                                                         -----------          -----------        -----------       ----------
                                                           3,925,000            3,706,000         10,243,000       10,350,000
                                                          ----------           ----------         ----------       ----------

Income before income taxes                                   480,000              278,000            238,000          925,000
Provision for income taxes                                   227,000              140,000            247,000          442,000
                                                         -----------          -----------       ------------     ------------
        Net income (loss)                                $   253,000          $   138,000     $       (9,000)      $   483,000
                                                         ===========          ===========     ==============      ===========

Earnings (loss) per share:
      Basic                                                  $ 0.05               $ 0.03              $ 0.00          $ 0.09
      Diluted                                                $ 0.05               $ 0.03              $ 0.00          $ 0.09

Shares Outstanding:
      Basic                                                5,408,733            5,391,378          5,408,733        5,383,378
      Diluted                                              5,408,733            5,405,305          5,408,733        5,409,155

See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                          March 31,                June 30,
                                                                            2001                     2000
                                                                        (unaudited)
                                                                       ------------              ------------
Current Assets:
    Cash and cash equivalents ........................................ $  1,384,000              $  2,527,000
    Accounts receivable, net .........................................    3,336,000                 2,088,000
    Inventories ......................................................    4,746,000                 4,791,000
    Deferred income taxes ............................................    1,037,000                 1,181,000
    Other ............................................................      153,000                   209,000
                                                                        -----------                ----------
          Total current assets                                           10,656,000                10,796,000
                                                                        -----------                ----------

Goodwill, net ........................................................   11,514,000                12,005,000
Property and Equipment, net ..........................................    1,170,000                 1,300,000
Deferred Income Taxes ................................................      807,000                   886,000
Other Assets .........................................................       37,000                    51,000
                                                                        -----------              ------------
          Total assets                                                 $ 24,184,000              $ 25,038,000
                                                                       ============              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Current maturities of long-term debt ............................. $  1,700,000              $  1,700,000
    Accounts payable .................................................      774,000                   420,000
    Accrued liabilities ..............................................      961,000                   885,000
                                                                       ------------              ------------
          Total current liabilities                                       3,435,000                 3,005,000
Long-term Debt .......................................................    2,325,000                 3,600,000
                                                                       ------------              ------------
          Total liabilities                                               5,760,000                 6,605,000

Stockholders' Equity:
    Common Stock .....................................................   26,152,000                26,152,000
    Accumulated deficit ..............................................   (7,728,000)               (7,719,000)
                                                                       ------------              ------------
    Total stockholders' equity .......................................   18,424,000                18,433,000
                                                                       ------------              ------------
               Total liabilities and stockholders' equity              $ 24,184,000              $ 25,038,000
                                                                       ============              ============

See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   ------------------------------------------

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                            -----------------------------
                                                                            2001                     2000
                                                                            ----                     ----
Cash Flows From Operating Activities:
    Net income (loss) ................................................ $     (9,000)             $    483,000
    Adjustments to reconcile net income (loss) to
          cash provided by operating activities:
               Depreciation and amortization .........................      708,000                   707,000
               Deferred income taxes .................................      223,000                   360,000
                                                                       ------------              ------------
                                                                            922,000                 1,550,000
    Changes in operating assets and liabilities:
               Accounts receivable ...................................   (1,248,000)                 (502,000)
               Inventories ...........................................       45,000                   563,000
               Other assets ..........................................       65,000                   (16,000)
               Accounts payable and accrued liabilities ..............      430,000                  (777,000)
               Income taxes payable ..................................        -                      (679,000)
                                                                       ------------              ------------
               Net cash provided by operating activities .............      214,000                   139,000
                                                                       ------------              ------------
Cash Flows From Investing Activities:
    Purchase of property and equipment ...............................      (82,000)                  (98,000)
                                                                       ------------              ------------
               Net cash used in investing activities .................      (82,000)                  (98,000)
                                                                       ------------              ------------
Cash Flows From Financing Activities:
    Repayment of long-term debt ......................................   (1,275,000)               (1,275,000)
    Exercise of stock options ........................................        -                        23,000
                                                                       ------------              ------------
               Net cash used in financing activities .................   (1,275,000)               (1,252,000)
                                                                       ------------              ------------

Net decrease in cash and cash equivalents ............................ $ (1,143,000)             $ (1,211,000)
                                                                       ============              ============
Supplemental disclosure of cash flow information:
    Income taxes paid ................................................ $     27,000              $    870,000
    Interest paid .................................................... $    291,000              $    397,000

See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Note 1 - Basis of Presentation
------------------------------

     The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three month and nine month periods ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the nine month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the March 31, 2001 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Note 2 - Debt
-------------

8.25% Non-Negotiable Promissory Note

     In connection with the acquisition of A-G, the Company issued a $7,000,000 note to the selling shareholder for a portion of the purchase price. The note has a final maturity of April 2002 and requires minimum principal payments of $425,000 per quarter. The Company has pledged the assets and common stock of A-G as collateral for the note. Also under the terms of the note the Company must have A-G maintain a current ratio of no less than 3 to 1 and maintain minimum tangible net worth of $4,000,000. The Company was in compliance with these covenants at March 31, 2001.

Note 3 - Income Taxes
---------------------

     Components of income tax expense for the nine months ended March 31, 2001 and 2000 follow:

                                              2001                    2000
                                              ----                    ----
     Current:
            State .......................  $  18,000               $  82,000
                                           ---------               ---------
     Deferred:
            Federal .....................    229,000                 360,000
                                           ---------               ---------
     Income tax expense .................  $ 247,000               $ 442,000
                                           =========               =========

     The company has net operating loss carry-forwards totaling $2,793,000 which expire as follows: 2005-$2,485,000; 2006-$63,000 and 2007-$245,000. Based
primarily upon the Company's earnings history and expected future level of taxable income, management believes that it is more likely than not that it will realize the benefit of its net deferred tax asset. The amount of the net deferred tax asset recorded could be reduced if estimates of future taxable income during the carry-forward period are reduced.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Note 4 - Inventories
--------------------

     Inventories, net of reserves, are comprised of the following:

                                                      March 31,        June 30,
                                                        2001             2000
                                                        ----             ----
        Raw materials and sub-assemblies .......... $ 4,213,000     $ 4,307,000
        Work-in process ...........................     533,000         484,000
                                                    -----------     -----------
                                                    $ 4,746,000     $ 4,791,000
                                                    ===========     ===========

Note 5 - Property and Equipment
-------------------------------

     Property and equipment are comprised of the following:

                                                      March 31,        June 30,
                                                       2001              2000
                                                       ----              ----
        Building and leasehold improvements ......  $   555,000     $   555,000
        Geophysical equipment ....................      269,000         460,000
        Machinery and equipment ..................    5,719,000       5,649,000
        Equipment held for rental ................      320,000         480,000
                                                    -----------     -----------
                                                      6,863,000       7,144,000
                Less accumulated depreciation        (5,693,000)     (5,844,000)
                                                    -----------     -----------
                                                    $ 1,170,000     $ 1,300,000
                                                    ===========     ===========

Note 6 - Earnings Per Share
---------------------------

     Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the peroid. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and nine month periods ended March 31, 2001 and 2000:

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------

Note 6 - Earnings Per Share (cont'd)
------------------------------------

                                                                   Three Months Ended                 Nine Months Ended
                                                                       March 31,                            March 31,
                                                                ---------------------              -----------------------
                                                                2001             2000              2001               2000
                                                                ----             ----              ----               ----
Net earnings (loss) available to common
         stockholders                                       $  253,000         $  138,000       $   (9,000)        $  483,000
                                                            ==========         ==========       ==========         ==========

Weighted average number of common
         shares outstanding                                  5,408,733          5,391,378        5,408,733          5,383,378

Common stock equivalents - stock options                        -                  13,927           -                  25,777
                                                            ----------         ----------       ----------         ----------

Weighted average number of common shares and
         common share equivalents outstanding                5,408,733          5,405,305        5,408,733          5,409,155
                                                            ==========         ==========       ==========         ==========

Basic earnings (loss) per share                               $0.05              $0.03            $0.00              $0.09
Diluted earnings (loss) per share                             $0.05              $0.03            $0.00              $0.09

     For the nine month period ended March 31, 2001, there were 224,000 shares subject to stock options that were not included in the calculation of the loss per share because to do so would be antidilutive. There were no common stock equivalents included in the earnings per share calculation for the March 31, 2001 quarter because the average market price of the Company's common stock for the period was less than the exercise price of outstanding stock options.

Note 7 - Segment Information
----------------------------

     The Company's reportable segments are geophysical equipment and industrial products. The following table provides selected financial information for both of the Company's segments for the nine months ended March 31, 2001 and 2000.

Nine months ended March 31, 2001
--------------------------------

                                                                 Geophysical         Industrial
                                                                   Equipment           Products               Total
                                                                   ---------           --------               -----
Sales                                                            $ 8,161,000        $ 2,320,000        $ 10,481,000
Interest income                                                       32,000                  -              32,000
Interest expense                                                     291,000                  -             291,000
Depreciation and amortization                                        516,000            192,000             708,000
Income (loss) before income taxes                                   (182,000)           420,000             238,000
Segment assets                                                    18,248,000          5,936,000          24,184,000
Fixed asset additions                                                 76,000              6,000              82,000

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)
                                   -----------

Note 7 - Segment Information (cont'd)
-------------------------------------

Nine months ended March 31, 2000
--------------------------------

                                                                 Geophysical         Industrial
                                                                   Equipment           Clutches               Total
                                                                   ---------           --------               -----
Sales                                                            $ 8,685,000        $ 2,590,000        $ 11,275,000
Interest income                                                       70,000              -                  70,000
Interest expense                                                     397,000              -                 397,000
Depreciation and amortization                                        514,000            193,000             707,000
Income before income taxes                                           324,000            601,000             925,000
Segment assets                                                    19,533,000          6,179,000          25,712,000
Fixed asset additions                                                 61,000             37,000              98,000

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

     Overview

     Sales of the Company's geophysical products are related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. Because of the rapid decline in oil prices in 1999, oil companies reduced exploration budgets which caused the Company's customers, primarily seismic contractors, to reduce activities. This reduction in activity resulted in under utilized and idle seismic vessels. With the recent increases in oil and gas prices, seismic contractors have started to reduce excess vessel capacity but the industry remains cautious in its capital spending plans. Also, surplus seismic data already in the market has caused delays in purchases of geophysical equipment by the Company's customers.

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

     Liquidity and Capital Resources

     For the nine months ended March 31, 2001, cash and cash equivalents decreased by $1,143,000. The net cash flow from operating activities was $214,000 after adding $931,000 of depreciation, amortization and deferred income taxes and deducting the $708,000 increase in working capital items (primarily an increase in the balance of accounts receivable). For the nine months ended March 31, 2000, cash and cash equivalents decreased by $1,211,000 from the repayment of $1,275,000 of long-term debt and the reduction in current liabilities of $1,456,000 from the June 30, 1999 level.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (CONTINUED)
                                   -----------

     Liquidity and Capital Resources (cont'd)

     For the nine months ended March 31, 2001, the Company used $82,000 for capital expenditures. The Company does not anticipate capital expenditures for the current fiscal year to exceed $125,000.

     As part of the consideration for the acquisition of A-G Geophysical Products, Inc. in April 1999, the Company issued a note for $7,000,000. The note bears interest at 8.25% payable monthly and requires quarterly principal payments of $425,000 with a final maturity in April 2002. The Company pledged the assets and common stock of AG as collateral for the note. Principal payments for the first nine months of fiscal 2001 amounted to $1,275,000.

     The Company did not maintain the minimum debt service coverage required under its unsecured credit facility, and therefore, terminated the agreement in December 2000. The Company did not use this facility since January 1998 and believes its cash balances, working capital and expected cash flows from operations will provide sufficient liquidity for the foreseeable future.

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

     In October 1998, the Company's board of directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its common stock in open market or private transactions. Although the program remains authorized, the Company does not anticipate any repurchase of shares in the near future.

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

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (CONTINUED)
                                   -----------

Results of Operations

Nine Months Ended March 31, 2001 Compared to Nine Months
Ended March 31, 2000

     Sales for the nine months ended March 31, 2001 decreased by $794,000 or 7% from the corresponding nine month period last year. Sales of marine air guns and replacement parts decreased $1,004,000 largely because of the over supply of equipment in the market for the first six months of fiscal 2001, which reduced air gun system sales. Partially offsetting this decline was an increase in sales of $480,000 at A-G. The general slow down in the economy caused Custom Products' sales to decrease $270,000 for the nine month period.

     Cost of sales as a percentage of sales was 58% for the nine months ended March 31, 2001 and 53% for the nine months ended March 31, 2000. The reduced utilization of manufacturing facilities caused by the lower demand for marine air guns and replacement parts caused the increase in the cost of sales percentage.

     Research and development costs decreased by $89,000 from the corresponding period of the prior year as the Company completed the development of its new marine air gun in the last half of fiscal 2000.

     Selling, general and administrative expense decreased slightly for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000.

     Amortization of intangibles was $495,000 for both the first nine months of fiscal 2001 and 2000. The Company is amortizing the goodwill relating to its acquisitions over twenty years.

     Interest expense decreased $106,000 for the nine months because of the lower balance outstanding on the note issued for the purchase of A-G. Interest income decreased $38,000 due to the lower average balance of short-term investments.

     The Company recorded a tax provision for the first nine months of fiscal 2001 of $247,000 on income before taxes of $238,000. The tax expense is significantly higher than the federal rate of 34% primarily from the effect of the amortization of the goodwill from the A-G acquistion which is not deductible for income taxes and a reduction in the expected amount of investment tax credit carry-forwards to be realized .The provision for income taxes for the nine month period ended March 31, 2000 was $442,000 an effective tax rate of 48%. This amount is higher than the statutory federal rate also because of the A-G goodwill amortization.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)
                                   -----------

Results of Operations (cont'd)

Three Months Ended March  31, 2001 Compared to Three Months
Ended March 31, 2000

     Sales for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 increased by $421,000 or 11%. Higher seismic industry activity caused sales of marine air guns and replacement parts to increase by $354,000. Sales of underwater electrical connectors and cables also increased by $300,000 with the higher level of exploration expenditures. The general economic slowdown caused a decrease in indusrtrial product sales of $233,00 for the quarter.

     Cost of sales as a percentage of sales was 56% for both the third quarter of fiscal 2001 and 2000.

     Research and development costs decreased $6,000 for the quarter for the same reason that caused the nine month decrease.

     Selling, general and administrative expense remained essentially unchanged from quarter to quarter. There was no significant change in any expense component.

     Interest expense decreased $37,000 for the quarter and interest income decreased by $9,000. The factors that effected these decreases for the nine month period were the same factors that caused the quarter to quarter decrease.

     The provsion for income taxes for both the third quarter of fiscal 2001 and 2000 were in excess of the statutory federal income tax rate primarily because of the effect of the amortization of the A-G goodwill which is not deductible for income taxes. The provision for income taxes for the third quarter of fiscal 2001 was also negatively impacted by a reduction in the expected amount of investment tax credit carry-forwards to be realized.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     None

                           PART II- OTHER INFORMATION
                           --------------------------

Item 6- Exhibits and Reports on Form 8-K
----------------------------------------

     (b) Reports on Form 8-K.
         --------------------
     No reports on Form 8-K were filed by the Company during January, February or March 2001.

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

April 27, 2001