Form 10-K
period 2001-06-30
BOLT TECHNOLOGY CORP
filed 2001-09-25
CIK 354655

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  ___________

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2001
                                       or
         [_] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock, without par value, held by non-affiliates on August 20, 2001: $24,624,735.

As of September 19, 2001, there were 5,408,733 shares of Common Stock, without par value, outstanding.

                      Documents Incorporated By Reference
Definitive Proxy Statement for 2001 Annual Meeting, which will be filed no later than 120 days after June 30, 2001, is incorporated by reference in Part III to the extent stated in this report.

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

                                    PART I

Preliminary Note: In this annual report on Form 10-K, we refer to Bolt Technology Corporation and its subsidiaries as "we", "our", "us", "the Registrant" or "the Company" unless the context clearly indicates otherwise.

ITEM 1.  Business

We were organized as a corporation in 1962. We operate in two business segments: geophysical equipment and industrial products. Geophysical equipment includes the development, manufacture and sale of marine seismic energy sources and, through our subsidiary A-G Geophysical Products, Inc. ("A-G"), the manufacture and sale of underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers used by the marine seismic industry. A-G was acquired on April 20, 1999. Our industrial products segment manufactures and sells miniature industrial clutches, brakes and sub-fractional horsepower electric motors through our subsidiary, Custom Products Corporation ("Custom Products"). Custom Products was acquired on January 6, 1998. See Note 9 for information regarding industry segments and sales by geographic areas. A description of the Company's products follows. During fiscal 2000 and 2001 demand for the Company's geophysical products decreased. We believe reduced demand was due to reductions in capital spending by seismic contractors, consolidations and mergers among energy producers and excess geophysical equipment in the field causing weak demand for new equipment. Although market conditions marginally improved in the last half of fiscal 2001, continued improvement will be necessary for the Company to return to the levels of sales and profitability of prior years.

Geophysical Equipment

Marine Air Guns

An energy source, such as our air gun, used in seismic exploration creates elastic waves at frequencies that readily travel to great depths in the earth. As elastic waves travel through the earth, portions are reflected by variations in the underlying rock layers, and the reflected energy is received as signals by devices known as hydrophones. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data forms the basis of decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process. A seismic exploration vessel may tow 60 to 70 air guns along with multiple hydrophone streamers of 6,000 to 10,000 meters in length. The air guns are fired simultaneously every 75-150 feet along the survey line. Over the past ten years, improvements in drilling success rates through the use of advanced seismic survey techniques, particularly 3-D techniques, substantially increased the demand for seismic data.

ITEM 1. Business (cont'd.)

Geophysical Equipment (cont'd.)

As a result, 3-D surveys utilizing these advanced technologies have gained increased acceptance in the oil and gas industry as an exploration risk management tool. Moreover, 3-D surveys are increasingly employed in field development and reservoir management activities.

We believe the precise shot to shot repeatability of our marine air guns and their reliability of operation make them especially beneficial for use in 3-D surveys.

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

In fiscal 2000 we completed the development of our Annular Port Air Gun. This new design provides significant improvements in both operating efficiency and acoustic output. The principal feature of the Annular Port Air Gun is an annulus containing the air chamber and shuttle valve surrounding a hollow passage through which air supply hoses and electrical control cables are routed. This new configuration permits the implementation of simplified multi-gun arrays that produce less towing drag while being easier to deploy and retrieve than conventional air gun arrays. Significant improvements in operating efficiency are also achieved by shielding fragile hoses and cables from the effects of the high pressure air blast released from the air gun.

We sell various models of air guns that range in price from $3,000 to $76,000. A majority of the air guns sold are priced in the $10,000 range. A significant source of our revenue comes from the sale of replacement parts.

Underwater Cables, Connectors and Hydrophones

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

Industrial Products

Our Industrial Products segment spans two basic disciplines: power transmission (miniature industrial clutches and brakes) and motion control (sub-fractional horsepower electric motors). Our clutch and brake products include a complete line of mechanical and pneumatic precision miniature slip clutches, one-way clutches, toothed jaw clutches and torque limiters. A slip clutch will start to slip once its torque setting is exceeded. This feature is useful as overload protection, constant tensioning or functional torque, in different industrial applications. Among other applications, our clutches and brakes are used in airplane video systems, hospital beds, barcode labelers and banking machines. Unit prices range from $7 to $400.

ITEM 1. Business (cont'd.)

Industrial Products (cont'd.)

In addition, we offer an electromagnetic clutch and brake product line which includes high performance engage/disengage clutches and brakes, power off brakes, magnetic particle clutches and brakes and multiple plate slip clutches. Applications include high speed mailing machines, packaging machines, elevators, machine tools and robotics. Unit prices range from $50 to $1,500.

Our motor line is comprised of A.C. and D.C. sub-fractional horsepower motors and gear motors. These are available in various shapes and offer several design options (speed, voltage, etc.). Applications include air conditioning systems, valve timers, vending machines, point of purchase displays and business machines. Capacity ranges from 3 to 10 watts. Unit prices range from $4 to $20.

Foreign Sales

During fiscal 2001, 2000 and 1999, approximately 46%, 41% and 63%, respectively, of the Company's sales were derived from customers outside the United States. See Note 9 to the consolidated financial statements for the geographic distribution of sales. In addition, sales are made to domestic customers who frequently use the Company's equipment internationally.

Backlog

Geophysical Equipment

Because of the short period between order and shipment dates for the principal portion of geophysical equipment sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales.

Industrial Products

As of June 30, 2001, we had an order backlog of $816,000 as compared to $1,028,000 at June 30, 2000. It is estimated that substantially all of the backlog as of June 30, 2001 will be shipped during the fiscal year ending June 30, 2002.

Competition

Geophysical Equipment

Our marine air guns compete primarily with marine air guns manufactured by Input/Output, Inc. and Seismic Systems, Inc. Our principal competitor for connectors and cables is Input/Output, Inc. We believe that technology, product reliability and durability are the primary bases of competition in the market for geophysical equipment and that the remaining competitive factors in the industry are field product support and price. We believe that we compete effectively with respect to each of these factors, although there can be no assurance that the sales of our geophysical equipment will not be adversely affected if current competitors or others introduce equipment with better performance or lower price.

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

Marketing

Geophysical Equipment

Our principal customers for geophysical equipment are seismic contractors, which operate seismic vessels for collection of seismic data in accordance with their customers' specifications or for their own seismic data libraries, and foreign national oil and gas companies.

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

Research and Development

Our ability to compete successfully depends upon, among other things, the development of new products as well as the improvement of the technical capabilities of our existing products. We spent, during the fiscal years 2001, 2000, and 1999, $271,000, $348,000, and $386,000, respectively, to develop new products and to upgrade existing products. The Company's primary research and development efforts over the last three years have been focused on the development and field testing of the Annular Port Air Gun.

ITEM 1. Business (cont'd.)

Employees

As of June 30, 2001, we employed approximately 83 people on a full-time basis, all of whom are employed in the United States. We are not a party to any collective bargaining agreement and have had no work stoppages. We believe that our employee relations are good.

Manufacturing and Raw Materials

We manufacture and assemble our geophysical equipment in Norwalk, Connecticut and Cypress, Texas and manufacture our industrial products in North Haven, Connecticut. Our manufacturing and assembly operations consist of machining or molding the necessary components and assembling and testing the final product. We maintain adequate levels of inventory to enable us to satisfy customer requirements within the shortest amount of time. The raw materials used in our products are generally in adequate supply. For some marine air gun orders, we occasionally supply customers with auxiliary equipment, such as compressors, air gun controllers or towing equipment, manufactured by others. We have not experienced any supply problems with respect to these auxiliary items. Because we manufacture based on customer orders, no inventory of fully assembled finished goods is maintained.

Regulatory Matters

We believe that we are currently in compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not resulted in a significant expense in the past and we do not foresee the need for material expenditures to ensure compliance with such laws and regulations as they currently exist.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks and other measures. We currently own more than 20 United States patents and 30 patents in foreign countries relating to the manufacture of our products. These patents have been of value in the growth of our business and may continue to be of value in the future. However, our business is generally not dependent upon the protection of any patent and would not be materially adversely affected by the loss or expiration thereof.

Major Customers

Geophysical Equipment

Historically a significant portion of our sales of geophysical equipment has been attributable to a few large customers. In fiscal year 2001 WesternGeco and VeritasDGC accounted for 17% and 11%, respectively, of consolidated sales. The loss of WesternGeco or VeritasDGC as a customer or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Industrial Products

No customer of industrial products accounted for more than 10% of consolidated sales in fiscal year 2001.

ITEM 2. Properties

The following table sets forth certain information with respect to the Company's principal properties:

                                                               Approximate
                                                                  Area           Expiration
     Location                      Nature of Property          (Sq. Feet)       Date of Lease
     --------                      ------------------          ----------       ---------------
Norwalk, Connecticut                  Manufacturing               22,300        month-to- month
Norwalk, Connecticut        Administration/Engineering /Sales      6,600         month-to-month
Houston, Texas                        Sales Office                 3,000             2004
North Haven, Connecticut              Manufacturing                6,500             2004
Cypress, Texas                        Manufacturing               30,000             2002

Industrial products are manufactured in the North Haven, Connecticut facility; geophysical equipment is manufactured and assembled in the Norwalk, Connecticut and Cypress, Texas facilities. In the opinion of the Company's management, the properties described above are in good condition and repair and are suitable and adequate for the Company's purposes. The properties are currently fully utilized on a one shift basis, which provides sufficient productive capacity. The building located in Cypress, Texas is leased from the former shareholder of A-G, which was acquired by the Company in April 1999. Monthly rental payments for the Cypress, Texas property are $10,000. We do not expect any difficulty in entering into a new lease for the Norwalk properties.


ITEM 3. Legal Proceedings

We are not aware of any current or pending litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on the American Stock Exchange under the symbol "BTJ". The following table sets forth the high and low sales prices for our common stock for the quarters indicated:


           Fiscal 2001              High                Low
           -----------              ----                ---

           First Quarter            5.44                3.75
           Second Quarter           5.89                3.13
           Third Quarter            4.87                3.63
           Fourth Quarter           6.25                4.50




           Fiscal 2000              High                Low

           First Quarter            6.19                5.13
           Second Quarter           5.88                3.38
           Third Quarter            4.69                3.19
           Fourth Quarter           4.88                3.13


The number of stockholders of record at September 19, 2001 was 300, which does not include those stockholders who had shares in broker nominee accounts. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker "street names".

We have not paid a dividend since 1985. We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors that the Board of Directors may deem relevant.

ITEM 6. Selected Financial Data


  The following table has been derived form the Company's audited financial statements and sets forth selected consolidated financial data with respect to the Company and its subsidiaries. This information should be read in conjunction with the consolidated financial statements provided elsewhere in this Form 10-K.

                                                                    Year Ended June 30,
                                                                    -------------------
                                                        2001       2000     1999       1998      1997
                                                        ----       ----     ----       ----      ----
                                                           (In thousands, except per share amounts)
Income Statement Data:

Sales.............................................    $15,496    $14,748   $19,591    $18,053   $10,531
                                                      -------    -------   -------    -------   -------

Costs and expenses:
     Cost of sales................................      8,912      7,968    10,091      9,745     5,788
     Research and development.....................        271        348       386        216       204
     Selling, general and administrative..........      4,250      4,257     3,804      3,300     2,485
     Amortization of intangibles..................        660        660       335        114         -
     Interest expense (income), net..............         332        425       (34)       (98)      (67)
                                                      -------    -------   -------    -------   -------
                                                       14,425     13,658    14,582     13,277     8,410
                                                      -------    -------   -------    -------   -------

Income before income taxes........................      1,071      1,090     5,009      4,776     2,121
Provision (benefit) for income taxes (1)..........        675        557       728       (358)        -
                                                      -------    -------   -------    -------   -------
Net income........................................    $   396    $   533   $ 4,281    $ 5,134   $ 2,121
                                                      =======    =======   =======    =======   =======


Per Share Data:
Earnings per common share:
     Net income:
        Basic.....................................    $  0.07    $  0.10   $  0.81    $  1.00   $  0.43
        Diluted...................................    $  0.07    $  0.10   $  0.80    $  0.97   $  0.41
     Average number of common shares outstanding:
        Basic.....................................      5,409      5,387     5,293      5,146     4,989
        Diluted...................................      5,414      5,408     5,379      5,287     5,178

Financial Position Data:
     Working capital..............................    $ 5,572    $ 7,791   $ 7,651    $ 6,500   $ 6,182
     Total assets.................................     24,734     25,038    27,887     16,462     8,321
     Current portion of long-term debt............      3,600      1,700     1,700          -         -
     Long-term debt...............................          -      3,600     5,300          -         -
     Stockholders' equity.........................     18,829     18,433    17,865     13,043     7,011
     Cash dividends paid..........................       None       None      None       None      None
                                                         ====       ====      ====       ====      ====


(1)  Reflects recognition of previously reserved tax benefits in 1998.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis should be read together with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. This discussion includes forward looking statements about the demand for our products and future results. Please refer to the "Forward Looking Statements" section of this Form 10-K.

Overview

Sales of the Company's geophysical products are related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. Because of the rapid decline in oil prices in 1999, oil companies reduced exploration budgets which caused the Company's customers, primarily seismic contractors, to reduce activities. This reduction in activity resulted in underutilized and idle seismic vessels. With the recent increases in oil and gas prices, seismic contractors have started to reduce excess vessel capacity but the industry remains cautious in its capital spending plans. Also, surplus seismic data already in the market has caused delays in purchases of geophysical equipment by the Company's customers.

Liquidity and Capital Resources

At June 30, 2001 we had $1,329,000 in cash and cash equivalents. For the year ended June 30, 2001, we generated $585,000 of cash from operating activities. Sources of cash for 2001 included net income of $396,000, depreciation and amortization of $954,000 and deferred income taxes of $616,000. These sources of cash were partially offset by net increases in operating assets and liabilities of $1,381,000, principally because of the sales increase in the fourth quarter of 2001 as compared to the fourth quarter of 2000.

For the year ended June 30, 2001, we used $83,000 of cash for capital expenditures. We estimate that our capital expenditures for fiscal 2002 will be $300,000 for additional manufacturing capacity, which we expect to fund through operating cash flow.

We used $1,700,000 for the year ended June 30, 2001 for the repayment of the debt issued for the A-G acquisition. We will use $3,600,000 in fiscal 2002 to repay the remaining balance of the A-G note.

At June 30, 2000 we had $2,527,000 of cash and cash equivalents. We generated $836,000 from operating activities principally resulting from net income adjusted for depreciation and amortization. This source of cash was partially offset by decreases in current liabilities. We also used $1,700,000 for debt repayment and $144,000 for capital expenditures.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Liquidity and Capital Resources (cont'd.)

As discussed above, as part of the consideration for the acquisition of A-G, we issued a $7,000,000 note ($3,600,000 outstanding at June 30, 2001). The note bears interest at 8.25% payable monthly and requires remaining principal payments of $425,000 on July 1, 2001, November 1, 2001 and February 1, 2002 . The remaining balance of $2,325,000 is due in April 2002. We have pledged the assets and common stock of A-G as collateral for the note. We expect to repay the note from operating cash flow, but if the level of business in 2002 does not produce sufficient cash, we believe that we can secure alternative financing or extend the maturity of the note; however, there can be no assurance that we will be able to do so.

We did not maintain the minimum debt service coverage required under our unsecured credit facility, and therefore, terminated the agreement in December 2000. The Company did not use this facility since January 1998. We believe the Company's cash balances, working capital and expected cash flows from operations will provide sufficient liquidity for the foreseeable future.

Under the terms of the asset purchase agreement for Custom Products, the Company may be required to make additional payments to the former owners of Custom Products in the maximum amount of $4,000,000 if net sales of Custom Products increase to certain levels by December 2002. No additional payments were required at December 31, 1998, 1999 or 2000 because the sales of Custom Products did not meet amounts specified in the agreement.

In October 1998, the Company's board of directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its common stock in open market or private transactions. Although the program remains authorized, the Company does not anticipate any repurchase of shares in the near future.

Current cash and cash equivalent balances, potential borrowing capacity and projected cash flow from operations are currently considered adequate to meet foreseeable operating needs.

Results of Operations

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

Sales for the year ended June 30, 2001 increased $748,000 or 5% from the year ended June 30, 2000. Sales of marine air guns and replacement parts for the year ended June 30, 2001 increased $615,000 or 10% from the year ended June 30, 2000, primarily because of an increase in system sales in the last half of the fiscal year 2001. Sales of underwater electrical connectors and cables for the year ended June 30, 2001 increased $641,000 or 13% from the year ended June 30, 2000. Both air gun and connector and cable sales in fiscal 2001 increased over fiscal 2000 because of the increase in seismic work performed by contractors from the low level of activity in 2000. The general economic slowdown caused a decrease of $508,000 or 15% in industrial product sales in fiscal 2001 as compared to fiscal 2000.

Cost of sales as a percentage of sales was 58% for fiscal 2001 and 54% for fiscal 2000. The increase in the cost of sales percentage in fiscal 2001 was caused by the effects of lower industrial products sales, which have a higher profit margin than geophysical products; very low factory utilization in the first half of the fiscal year; and the effects of auxiliary equipment purchased for marine air gun systems, which have lower margins than the Company's proprietary products.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Results of Operations (cont'd.)

Research and development costs in fiscal 2001 decreased $77,000 from fiscal 2000, as a result of our completion of the final development and testing of our new marine air gun in the last quarter of fiscal 2000.

Selling, general and administrative expenses decreased $7,000 from fiscal 2000 to fiscal 2001. There were no significant changes in any selling, general and administrative expense item from fiscal 2000 to fiscal 2001.

Amortization of intangibles remained unchanged from 2000 to 2001. We are amortizing the goodwill relating to our acquisitions over twenty years. During July 2001, FAS 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. Under FAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. We are permitted under the rules to adopt the Statement effective July 1, 2001 or defer adoption until July 1, 2002. Once adopted, annual goodwill amortization of $655,000 will cease. We have not yet determined if any impairment charges will result from the adoption of the Statement. At this time, we anticipate the adoption of these rules, effective as of July 1, 2001.

Interest expense for fiscal 2001 decreased $141,000 over fiscal 2000 because of the lower balance outstanding on the note issued for the A-G acquisition. Interest income decreased $48,000 for the same period because of the lower average balance of cash and cash equivalents and lower interest rates.

The provision for income taxes for fiscal 2001 was $675,000, an effective tax rate of 63%. This provision is higher than the federal statutory rate of 34% principally because of the amortization of the goodwill from acquisitions which was not deductible for tax purposes; the reduction in the amount of investment tax credit carry-forwards realized; and the effect of state income taxes. The provision for income taxes for fiscal 2000 was $557,000, an effective tax rate of 51%. The A-G goodwill amortization and state income taxes were also the factors that caused the fiscal 2000 effective tax rate to be higher than the statutory rate.

We believe that inflation and changing prices did not have a material effect on our revenues and profitability for the fiscal year ended June 30, 2001 or the fiscal year ended June 30, 2000.

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

The consolidated statement of income includes the results of operations for A-G for all of fiscal 2000 and the fourth quarter of fiscal 1999.

Sales for the year ended June 30, 2000 decreased $4,843,000 or 25% from the year ended June 30, 1999. Sales of marine air guns and replacement parts decreased $8,750,000 from the fiscal year ended June 30, 1999 primarily as a result of the sharp decline in seismic vessel construction and the oversupply of equipment in the market place. This decrease was partially offset by the inclusion of A-G for all of fiscal 2000 which increased sales by $3,323,000 and a $584,000 increase in sales by Custom Products.

Cost of sales as a percentage of sales was 54% for fiscal 2000 and 52% for fiscal 1999. The effect of lower operating efficiencies from the decreased demand for marine air guns and replacement parts was the primary cause for the increase in the cost of sales percentage.

Research and development costs remained essentially unchanged from the prior year. As previously noted, We completed the final development and testing of our new marine air gun in the last quarter of fiscal 2000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Results of Operations (cont'd.)

Selling, general and administrative expense increased $453,000 from fiscal 1999 to fiscal 2000. The inclusion of A-G for all of fiscal 2000 added $879,000 to expense, and additional marketing costs in the industrial products segment for new product introductions increased expense by $174,000. Partially offsetting the added selling, general and administrative expense from A-G and Custom Products was a $554,000 decrease in incentive compensation expense.

Amortization of intangibles increased $325,000 from fiscal 1999 to fiscal 2000, because A-G was included for all of 2000. Up until June 30, 2001 goodwill was being amortized over a twenty year period.

Interest expense for fiscal 2000 increased $395,000 over fiscal 1999 because the note issued for the A-G acquisition was outstanding for the entire fiscal year. Interest income decreased $64,000 in fiscal 2000 as compared to fiscal 1999 because we used our short-term investments in late fiscal 1999 to finance a portion of the A-G acquisition.

The provision for income taxes for fiscal 2000 was $557,000, an effective tax rate of 51%. This amount is higher than the federal statutory rate of 34% principally because the amortization of the goodwill from the A-G acquisition is not deductible for tax purposes and because of the effect of state income taxes. The provision for income taxes for fiscal 1999 was $728,000, an effective tax rate of 15%. This was lower than the federal statutory rate because of the utilization of previously reserved net operating loss carry-forwards.

We believe that inflation and changing prices did not have a material effect on our revenues and profitability for the fiscal year ended June 30, 2000 or the fiscal year ended June 30, 1999.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information as to directors and executive officers required by Item 10 is incorporated by reference to the information appearing under the captions "Election of Directors", "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance in the Company's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K (the "Definitive Proxy Statement").

ITEM 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Definitive Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference to the information appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Definitive Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements                        Page Number
                                                         -----------

Independent Auditors' Report                                   16
Consolidated Balance Sheets as of June 30, 2001 and 2000       17
Consolidated Statements of Income for the
     Years Ended June 30, 2001, 2000, and 1999                 18
Consolidated Statements of Cash Flows for the
     Years Ended June 30, 2001, 2000, and 1999                 19
Notes to Consolidated Financial Statements                  20-31

Financial Statement Schedule for the Years Ended
  June 30, 2001, 2000 and 1999

II - Valuation and Qualifying Accounts                         32

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

3.2 Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Registration Statement No. 2-85529 on Form S-1).

3.3 Amendment of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the August 15, 1996 Form 8-A).

3.4 Amendment of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the August 15, 1996 Form 8-A).

3.5 By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3 to the September 30, 1983 Form 10-Q).

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

10.2 Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 30, 1999).

21.   Subsidiaries of the Registrant.*


Reports on Form 8-K
None


*filed herewith

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bolt Technology Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2001, and 2000, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
August 16, 2001

                 Bolt Technology Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                                June 30,
                                                          -------------------
     Assets                                               2001           2000
                                                          ----           ----

Current Assets:
   Cash and cash equivalents.......................  $ 1,329,000    $ 2,527,000
   Accounts receivable, less allowance for
    uncollectible accounts of $187,000  in
    2001 and $474,000 in 2000......................    4,607,000      2,088,000
   Inventories.....................................    4,492,000      4,791,000
   Deferred income taxes...........................      923,000      1,181,000
   Other current assets............................      126,000        209,000
                                                     -----------    -----------
       Total current assets........................   11,477,000     10,796,000
                                                     -----------    -----------

Plant and Equipment:
   Building and leasehold improvements.............      555,000        555,000
   Geophysical equipment...........................      269,000        460,000
   Machinery and equipment.........................    5,978,000      5,649,000
   Equipment held for rental.......................      320,000        480,000
                                                     -----------    -----------
                                                       7,122,000      7,144,000
     Less accumulated depreciation.................   (5,777,000)    (5,844,000)
                                                     -----------    -----------
                                                       1,345,000      1,300,000

Goodwill, net......................................   11,276,000     12,005,000
Deferred Income Taxes..............................      603,000        886,000
Other Assets.......................................       33,000         51,000
                                                     -----------    -----------
       Total assets................................  $24,734,000    $25,038,000
                                                     ===========    ===========

       Liabilities and Stockholders' Equity
Current Liabilities:
   Current maturities of long-term debt............  $ 3,600,000    $ 1,700,000
   Accounts payable................................      984,000        420,000
   Accrued expenses................................    1,321,000        885,000
                                                     -----------    -----------
       Total current liabilities...................    5,905,000      3,005,000
Long-term Debt.....................................            -      3,600,000
                                                     -----------    -----------
       Total liabilities...........................    5,905,000      6,605,000
                                                     -----------    -----------

Stockholders' Equity:
   Common stock, no par value, authorized
     9,000,000 shares; issued and outstanding
     5,408,733 shares in 2001 and 2000.............   26,152,000     26,152,000
   Accumulated deficit.............................   (7,323,000)    (7,719,000)
                                                     -----------    -----------
     Total Stockholders' Equity....................   18,829,000     18,433,000
                                                     -----------    -----------
       Total liabilities and stockholders' equity..  $24,734,000    $25,038,000
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

                 Bolt Technology Corporation and Subsidiaries
                       Consolidated Statements of Income

                                                           For the Year Ended June 30,
                                                           ---------------------------

                                                      2001             2000             1999
                                                      ----             ----             ----
Revenues:
  Sales.......................................     $15,496,000      $14,748,000      $19,591,000

Costs and Expenses:

  Cost of sales...............................       8,912,000        7,968,000       10,091,000
  Research and development....................         271,000          348,000          386,000
  Selling, general and administrative.........       4,250,000        4,257,000        3,804,000
  Amortization of intangibles.................         660,000          660,000          335,000
  Interest expense............................         369,000          510,000          115,000
  Interest (income)...........................         (37,000)         (85,000)        (149,000)
                                                   -----------      -----------      -----------
                                                    14,425,000       13,658,000       14,582,000
                                                   -----------      -----------      -----------

Income before income taxes....................       1,071,000        1,090,000        5,009,000
Provision  for income taxes...................         675,000          557,000          728,000
                                                   -----------      -----------      -----------

     Net income...............................     $   396,000      $   533,000      $ 4,281,000
                                                   ===========      ===========      ===========

Earnings per share:
  Basic.......................................     $      0.07      $      0.10      $      0.81
  Diluted.....................................     $      0.07      $      0.10      $      0.80

Average number of common shares outstanding:
  Basic.......................................       5,408,733        5,386,824        5,293,156
  Diluted.....................................       5,413,626        5,408,486        5,378,724

See Notes to Consolidated Financial Statements.

                 Bolt Technology Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                           For the Year Ended June 30,
                                                                           ---------------------------
                                                                         2001        2000          1999

Cash Flows From Operating Activities:
 Net income............................................            $   396,000   $   533,000   $ 4,281,000
 Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation and amortization.......................                954,000       940,000       448,000
   Deferred income taxes...............................                616,000       426,000       322,000
                                                                   -----------   -----------   -----------
                                                                     1,966,000     1,899,000     5,051,000
 Change in operating assets and liabilities:
   Accounts receivable.................................             (2,519,000)      120,000     4,083,000
   Inventories.........................................                 44,000       622,000      (418,000)
   Other assets........................................                 94,000       (70,000)     (134,000)
   Accounts payable....................................                564,000      (129,000)   (1,248,000)
   Accrued liabilities.................................                436,000      (913,000)     (321,000)
   Income taxes payable................................                      -      (693,000)     (196,000)
                                                                   -----------   -----------   -----------
     Net cash provided by operating activities.........                585,000       836,000     6,817,000
                                                                   -----------   -----------   -----------
Cash Flows From Investing Activities:
 Payments for acquisitions, net of cash acquired.......                      -             -    (4,598,000)
 Purchase of property and equipment....................                (83,000)     (144,000)      (77,000)
                                                                   -----------   -----------   -----------
     Net cash used in investing activities.............                (83,000)     (144,000)   (4,675,000)
                                                                   -----------   -----------   -----------

Cash Flows From Financing Activities:
 Exercise of stock options.............................                      -        35,000        41,000
 Repayment of long-term debt...........................             (1,700,000)   (1,700,000)            -
                                                                   -----------   -----------   -----------
  Net cash provided by (used in) financing activities..             (1,700,000)   (1,665,000)       41,000
                                                                   -----------   -----------   -----------
Net (decrease) increase in cash.......................              (1,198,000)     (973,000)    2,183,000
Cash and cash equivalents at beginning of year.........              2,527,000     3,500,000     1,317,000
                                                                   -----------   -----------   -----------
Cash and cash equivalents at end of year...............            $ 1,329,000   $ 2,527,000   $ 3,500,000
                                                                   ===========   ===========   ===========

Supplemental disclosure of cash flow information:
Cash transactions:
Interest paid..........................................            $   369,000   $   510,000   $   115,000
Income taxes paid......................................            $    62,000   $   873,000   $   673,000
Non-cash transactions:
Common stock issued for business acquired.............                       -             -   $   500,000
Debt issued for business acquired......................                      -             -   $ 7,000,000
Transfer of inventory to plant and equipment..........             $   255,000             -             -


See Notes to Consolidated Financial Statements.

                          Bolt Technology Corporation
                  Notes To Consolidated Financial Statements



Note 1 - Description of Business and Significant Accounting Policies

Bolt Technology Corporation operates in two business segments: geophysical equipment and industrial products. Geophysical equipment includes the development, manufacture and sale of marine seismic energy sources and through its subsidiary A-G Geophysical Products, Inc., the manufacture of underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers. The industrial products segment manufactures and sells miniature industrial clutches, brakes and sub-fractional horsepower electric motors through the Company's subsidiary, Custom Products Corporation. See Note 9 for information regarding industry segments.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Bolt Technology Corporation and its subsidiary companies. All significant intercompany balances and transactions have been eliminated.

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

Fixed Assets and Depreciation:

Plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 5 to l0 years for machinery and equipment and rental assets, 1 to l0 years for geophysical equipment, 15 to 30 years for buildings, and over the terms of the lease for leasehold improvements. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while, repairs and maintenance are charged to expense as incurred.

Goodwill:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and is being amortized using the straight-line method over 20 years. Accumulated amortization at June 30, 2001 was $1,750,000 ($1,095,000-2000).

                         Bolt Technology Corporation
                  Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies (cont'd.)

Revenue Recognition and Warranty Costs:

Sales revenue is recognized when the risk of ownership has been transferred to the buyer, which is generally upon shipment. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 in the fourth quarter of 2001, retroactive to July 1, 2000. The adoption of SAB 101 had no effect on the Company's financial position or results of operations. Warranty costs and product returns incurred by the Company have not been significant.

Income Taxes:

The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using the currently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities.

Stock-Based Compensation:

The Company adopted FAS No. 123, "Accounting for Stock-Based Compensation" in 1997. Under FAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No.
123. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for grants under the Company's stock option plan.

Long-Lived Assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated nondiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company believes that no material impairment existed at June 30, 2001.

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


                                                                             Year Ended June 30,
                                                                             -------------------
                                                                    2001            2000             1999
                                                                    ----            ----             ----

Net income available to
        common stockholders                                     $  396,000       $  533,000        $4,281,000
                                                                ==========       ==========        ==========
      Divided by weighted common shares
        and common share equivalents
        Weighted average common shares                           5,408,733        5,386,824         5,293,156
        Weighted average common share equivalents                    4,893           21,662            85,568
                                                                ----------       ----------        ----------

      Total weighted average common
        shares and common share equivalents                      5,413,626        5,408,486         5,378,724
                                                                ==========       ==========        ==========

    Basic earnings per share                                    $     0.07       $     0.10        $     0.81
                                                                ==========       ==========        ==========

    Diluted earnings per share                                  $     0.07       $     0.10        $     0.80
                                                                ==========       ==========        ==========

Recent Accounting Pronouncements:

During July 2001, FAS 142, "Goodwill and Other Intangible Assets" was issued by the Financial Accounting Standards Board. Under FAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company is permitted under the rules to adopt the Statement effective July 1, 2001 or defer adoption until July 1, 2002. Once adopted, annual goodwill amortization of $655,000 will cease. The Company has not yet determined if any impairment charges will result from the adoption of the Statement. At this time, the Company anticipates the adoption of these rules, effective as of July 1, 2001.

                          Bolt Technology Corporation
                  Notes To Consolidated Financial Statements

Note 2- Debt

8.25% Non-Negotiable Promissory Note

In connection with the acquisition of A-G, the Company issued a note to the selling shareholder for a portion of the purchase price. The balance of the note at June 30, 2001 was $3,600,000. The Company is required to make quarterly principal payments of $425,000 on August 1, 2001, November 1, 2001 and February 1, 2002, with the final principal payment of $2,325,000 due in April 2002.


Note 3 - Inventories

         Inventories, net of reserves, at June 30 consist of the following:

                                                                                             2001                    2000
                                                                                             ----                    ----

            Raw materials and sub-assemblies                                              $ 4,095,000            $ 4,307,000
            Work-in-process                                                                   397,000                484,000
                                                                                          -----------            -----------
                                                                                          $ 4,492,000            $ 4,791,000
                                                                                          ===========            ===========

Note 4 - Income Taxes

         Income tax expense consists of the following for the three years ended June 30:

                                                                     2001                   2000                   1999
                                                                     ----                   ----                   ----

            Current:
             Federal                                               $ 21,000              $   32,000             $   99,000
             State                                                   38,000                  99,000                307,000
            Deferred:
             Federal                                                616,000                 426,000                322,000
                                                                   --------              ----------             ----------
                Income tax expense                                 $675,000              $  557,000             $  728,000
                                                                   ========              ==========             ==========

The differences between the effective tax rate reflected in the total provision for income taxes and the statutory federal rate of 34% follows:

                                                                    Year Ended June 30,
                                                                    -------------------
                                                        2001                2000                 1999
                                                        ----                ----                 ----
Federal income taxes at the statutory rate               34%                 34%                  34%
State income taxes, net of federal tax benefit            3                   6                    4
Nondeductible expenses, principally goodwill             17                  11                    1
Utilization of net operating loss carry-forwards          -                   -                  (24)
Reduction in investment tax credit carry-forward         14                   -                    -
Exempt income from foreign sales                         (5)                  -
                                                                                                   -
                                                       ----                ----                  ---
            Effective tax rate                           63%                 51%                  15%
                                                       ====                ====                  ===

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 4 - Income Taxes (cont'd.)

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred income tax asset were as follows:


                                                       2001         2000
                                                       ----         ----

Deferred tax assets:
 Tax loss carry-forward                            $  841,000    $1,161,000
 Investment tax credit carry-forward                   49,000       200,000
 Inventory reserves                                   339,000       309,000
 Allowance for doubtful accounts                       69,000       175,000
 Plant and equipment                                    7,000             -
 Alternative minimum tax credit carry-forward         318,000       297,000
                                                   ----------    ----------
   Gross deferred tax asset                         1,623,000     2,142,000
Deferred tax liability:
 Plant and equipment                                        -        (7,000)
 Amortization of intangibles                          (97,000)      (68,000)
                                                   ----------    ----------
  Gross deferred tax liability                        (97,000)      (75,000)
                                                   ----------    ----------
 Net deferred tax asset                            $1,526,000    $2,067,000
                                                   ==========    ==========

The Company has net operating loss carry-forwards totaling $2,400,000 which expire as follows: 2005-$2,092,000; 2006 - $63,000 and 2007 - $245,000.

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


Note 5 - Benefit Plans

The Company maintains defined contribution retirement plans covering substantially all employees who satisfy the age and service requirements of the plans. The Company's contributions to the plans for the years ended June 30, 2001, 2000, and 1999 amounted to $200,000, $150,000, and $155,000, respectively.

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements


Note 6- Stock Options

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

A summary of the status of the Company's Stock Option Plan as of June 30, 2001, 2000, and 1999, and the changes during the years ended on those dates is presented below.

                                                 2001                      2000                        1999
                                          -----------------         -------------------         --------------------
                                                  Weighted                     Weighted                     Weighted
                                                   Average                      Average                     Average
                                                  Exercise                     Exercise                     Exercise
                                      Shares        Price        Shares          Price        Shares         Price
                                     -------        -----        -------         -----        -------        -----

Outstanding at beginning of year     203,000        $5.97        236,750         $5.20        285,500        $3.88
 Granted                              21,000        $4.56          9,000         $4.38         35,000        $6.46
 Exercised                                 -            -        (41,000)        $1.15        (81,000)       $1.05
 Canceled                                  -            -         (1,750)        $6.63         (2,750)       $6.63
                                     -------        -----        -------         -----        -------        -----
Outstanding at end of year           224,000        $5.84        203,000         $5.97        236,750        $5.20
                                     =======        =====        =======         =====        =======        =====

There were 130,190 options available for future grants under the plan at June 30, 2001.

The following table summarizes information concerning outstanding and exercisable stock options by two ranges of exercise prices at June 30, 2001:

                                                   Options Outstanding                                  Options Exercisable
                                        -------------------------------------------                    ----------------------

Range of                        Number Outstanding      Weighted Average        Weighted              Number             Weighted
Exercise                                at                 Remaining            Average             Exercisable          Average
Prices                            June 30, 2001         Contractual Life     Exercise Price      At June 30, 2001     Exercise Price

      ----------              ---------------------  ---------------------  ---------------   ---------------------- ---------------
$4.12-$4.94                           76,000             1.8 Years           $   4.34                 55,000             $4.25
$6.25-$7.75                          148,000             1.8 Years           $   6.60                148,000             $6.60
                                     -------             ---------           --------                -------             -----
                                     224,000             1.8 Years           $   5.84                203,000             $5.97
                                     =======             =========           ========                =======             =====

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 6- Stock Options (cont'd.)

The estimated fair value of options granted during 2001, 2000, and 1999 were $2.66, $2.12, and $3.27 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at option grant dates for awards in accordance with accounting provisions of FAS 123, the Company's net income and earnings per share for the years ended June 30, 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below:

Net Income:                       2001       2000        1999
-----------                       ----       ----        ----

     As reported                $396,000   $533,000   $4,281,000
     Pro forma                  $331,000   $448,000   $4,000,000

Basic earnings per share:
-------------------------

     As reported                $   0.07   $   0.10   $     0.81
     Pro forma                  $   0.06   $   0.08   $     0.76

Diluted earnings per share:
---------------------------

     As reported                $   0.07   $   0.10   $     0.80
     Pro forma                  $   0.06   $   0.08   $     0.75


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                       2001         2000         1999
                                       ----         ----         ----

Expected dividend yield                   0%           0%           0%
Expected stock price volatility          62%          46%          56%
Risk-free interest rate                6.00%        6.10%        4.10%
Expected life (years)                     5            5            5

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 7 - Stockholders' Equity

Changes in issued common stock and stockholders' equity for the three years ended June 30, 2001 were as follows:

                                                          Common Stock        Accumulated
                                                       -----------------
                                                      Shares        Amount      Deficit            Total
                                                      ------        ------      -------            -----
Balance June 30,1998..........................     5,232,478   $25,576,000   $(12,533,000)   $13,043,000
  Exercise of stock options...................        74,408        41,000              -         41,000
  Common stock issued for acquisition.........        63,492       500,000              -        500,000
  Net income..................................             -             -      4,281,000      4,281,000
                                                   ---------   -----------   ------------    -----------
Balance June 30, 1999                              5,370,378    26,117,000     (8,252,000)    17,865,000
  Exercise of stock options...................        38,355        35,000              -         35,000
  Net income..................................             -             -        533,000        533,000
                                                   ---------   -----------   ------------    -----------
Balance June 30, 2000.........................     5,408,733    26,152,000     (7,719,000)    18,433,000
  Net income..................................             -             -        396,000        396,000
                                                   ---------   -----------   ------------    -----------
Balance June 30, 2001.........................     5,408,733   $26,152,000   $ (7,323,000)   $18,829,000
                                                   =========   ===========   ============    ===========

Note 8 - Commitments and Contingencies

Concentration of Credit Risk:

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

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt reflected in the June 30, 2001 and 2000 balance sheets approximate carrying values at those dates.

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 8- Commitments and Contingencies (cont'd.)

Lease Commitments:

Rent expense amounted to $453,000, $455,000, and $348,000 for the years ended June 30, 2001, 2000, and 1999, respectively. Minimum annual rental commitments under operating leases with terms in excess of one year are as follows: 2002 - $160,000; 2003 - $60,000 and 2004 - $54,000.

The Company leases a building from the former shareholder of A-G for $10,000 per month. The lease has an initial term through April 2002.

Employment Agreements:

The Company has a severance compensation plan for certain executive officers and key employees of the Company which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan. The Company also has an employment agreement with its president and chief executive officer which provides for severance in the case of voluntary or involuntary termination or change in control. The employment agreement has a term through June 30, 2004, subject to extension as set forth in the agreement. The aggregate commitment for these employment agreements approximates $3,215,000 as of June 30, 2001. The Company also has employment contracts with two other key executives. Minimum annual salaries due under the agreements amount to $370,000 per year. These agreements expire in January and February 2003, respectively.

Litigation:

From time to time, the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company's financial position, results of operations or cash flow.

Note 9 - Segment and Customer Information

The Company's reportable segments are: (1) geophysical equipment and (2) industrial products. The following table provides selected financial information for each segment for the years ended June 30, 2001, 2000 and 1999.

                                    Geophysical  Industrial
Fiscal Year ended June 30, 2001      Equipment    Products        Total
-------------------------------      ---------    --------        -----

Sales                               $12,508,000   $2,988,000   $15,496,000
Interest income                          37,000            -        37,000
Interest expense                        369,000            -       369,000
Depreciation and amortization           694,000      260,000       954,000
Income before income taxes              590,000      481,000     1,071,000
Segment assets                       18,786,000    5,948,000    24,734,000
Fixed asset additions                    76,000        7,000        83,000

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements

Note 9 - Segment and Customer Information (cont'd.)

                                    Geophysical   Industrial
Fiscal Year ended June 30, 2000      Equipment     Products        Total
-------------------------------      ---------     --------        -----

Sales                               $11,252,000   $3,496,000   $14,748,000
Interest income                          85,000            -        85,000
Interest expense                        510,000            -       510,000
Depreciation and amortization           684,000      256,000       940,000
Income before income taxes              283,000      807,000     1,090,000
Segment assets                       18,820,000    6,218,000    25,038,000
Fixed asset additions                    84,000       60,000       144,000

                                    Geophysical   Industrial
Fiscal Year ended June 30, 1999      Equipment     Products        Total
-------------------------------      ---------     --------        -----

Sales                               $16,678,000   $2,913,000   $19,591,000
Interest income                         149,000            -       149,000
Interest expense                        115,000            -       115,000
Depreciation and amortization           198,000      250,000       448,000
Income before income taxes            4,456,000      553,000     5,009,000
Segment assets                       21,723,000    6,164,000    27,887,000
Fixed asset additions                    62,000       15,000        77,000

The Company does not allocate income taxes to segments.

The following table reports sales by country for the years ended June 30, 2001, 2000, and 1999. Sales are attributed to each country based on the location of the customer.

                                             2001          2000          1999
                                             ----          ----          ----
           United States..............   $ 8,321,000   $ 8,703,000   $ 7,161,000
           Norway.....................     2,546,000     2,025,000     4,378,000
           Peoples Republic of China..     1,269,000       866,000       349,000
           United Kingdom.............       689,000       602,000     3,180,000
           Former Soviet Union........       178,000        81,000       612,000
           Singapore..................     1,171,000     1,385,000       940,000
           Japan......................       100,000       279,000     1,650,000
           France.....................       513,000       484,000       235,000
           Other......................       709,000       323,000     1,086,000
                                         -----------   -----------   -----------
                                         $15,496,000   $14,748,000   $19,591,000
                                         ===========   ===========   ===========

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements


Note 9 - Segment and Customer Information (cont'd.)

A relatively small number of customers has accounted for the Company's geophysical equipment segment sales. Customers accounting for 10% or more of consolidated sales for 2001, 2000, and 1999 are as follows:


                                              2001     2000     1999
                                              ----     ----     ----

           Customer A..................         17%      30%      21%
           Customer B..................          -        -       14
           Customer C..................          -        -       10
           Customer D..................         11       11        -



Note 10 - Supplementary Information

  Accrued expenses at June 30 consist of the following:

                                                     2001          2000
                                                     ----          ----
     Compensation and related taxes........    $   259,000     $ 225,000
     Compensated absences..................        274,000       284,000
     Commissions payable...................        609,000       142,000
     Professional fees.....................         64,000        67,000
     Advanced payments.....................              -        48,000
     Other.................................        115,000       119,000
                                               -----------     ---------
                                               $ 1,321,000     $ 885,000
                                               ===========     =========

                          Bolt Technology Corporation
                  Notes to Consolidated Financial Statements


Note 11 - Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters for the years ended June 30, 2001 and 2000.


                                                       Three Months Ended
                                                       ------------------
                                        Sept. 30       Dec. 31      March 31      June 30
                                        --------       -------      --------      -------

2001
----
Sales                                  $3,076,000    $3,000,000    $4,405,000   $5,015,000
Cost of sales                           1,891,000     1,724,000     2,457,000    2,840,000
Income  (loss) before taxes              (256,000)       14,000       480,000      833,000
Net income (loss)                        (214,000)      (48,000)      253,000      405,000
Earnings  (loss) per share:
Basic                                  $    (0.04)   $    (0.01)   $     0.05   $     0.07
Diluted                                $    (0.04)   $    (0.01)   $     0.05   $     0.07


                                                       Three Months Ended
                                                       ------------------
                                        Sept. 30       Dec. 31      March 31      June 30
                                        --------       -------      --------      -------

2000
----
Sales                                  $4,058,000    $3,233,000    $3,984,000   $3,473,000
Cost of sales                           2,032,000     1,720,000     2,212,000    2,004,000
Income before taxes                       567,000        80,000       278,000      165,000
Net income                                305,000        40,000       138,000       50,000
Earnings per share:
Basic                                  $     0.06    $     0.01    $     0.03   $     0.01
Diluted                                $     0.06    $     0.01    $     0.03   $     0.01

                         Bolt Technology Corporation

               Schedule II - Valuation and Qualifying Accounts

                    For the Three Years Ended June 30, 2001

                                                         Additions Charged
                                         Balance At            To
                                        Beginning Of        Costs And                                      Balance At
       Description                          Year            Expenses           Deductions       Other      End of Year
       -----------                     -------------     -----------------     ----------       -----      -----------

Allowance for uncollectible
accounts:

       1999                              $   136,000         $ 154,000                  -    $70,000 (2)   $   360,000
       2000                                  360,000           147,000       $    (33,000)            -        474,000
       2001                                  474,000           125,000           (412,000)                     187,000

Reserve for inventory
valuation:
       1999                              $   841,000         $  69,000       $    (50,000) (1)             $   860,000
       2000                                  860,000            13,000                  -                      873,000
       2001                                  873,000            42,000                  -                      915,000

Valuation allowance
for deferred
tax assets:

       1999                              $ 1,197,000                 -       $ (1,197,000)                           -


(1) Inventory scrapped.

(2) Represents allowance for uncollectible accounts assumed through acquisition.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

         Signature                        Title                      Date

/s/ Raymond M. Soto             Chairman of the Board,        September 20, 2001
----------------------------    President and Chief Executive
    (Raymond M. Soto)           Officer
                                (Principal Executive
                                Officer and Principal
                                Financial Officer)

/s/ Alan Levy                   (Principal Accounting         September 20, 2001
----------------------------    Officer)
    (Alan Levy)

/s/ Kevin M. Conlisk            Director                      September 20, 2001
----------------------------
    (Kevin M. Conlisk)

/s/ Stephen Chelminski          Director                      September 20, 2001
----------------------------
    (Stephen Chelminski)

/s/ John H. Larson              Director                      September 20, 2001
----------------------------
    (John H. Larson)

/s/ Joseph Espeso               Director                      September 20, 2001
----------------------------
    (Joseph Espeso)

/s/ Joseph Mayerick, Jr.        Director                      September 20, 2001
----------------------------
    (Joseph Mayerick, Jr.)

/s/ Gerald H. Shaff             Director                      September 20, 2001
----------------------------
    (Gerald H. Shaff)

/s/ Gerald A. Smith             Director                      September 20, 2001
----------------------------
    (Gerald A. Smith)