Form 10-Q
period 2001-09-30
BOLT TECHNOLOGY CORP
filed 2001-11-09
CIK 354655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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

                                           Yes [X]  No [_]

At October 16, 2001, there were 5,408,733 shares of common stock, without par value, outstanding.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------

                                      INDEX
                                      -----

                                                                                   Page Number
                                                                                   -----------
Part I - Financial Information:

Item 1. Financial Statements.

        Consolidated statements of operations - three months ended
        September 30, 2001 and September 30, 2000 ...............................        3

        Consolidated balance sheets -
        September 30, 2001 and June 30, 2001 ....................................        4

        Consolidated statements of cash flows -
        three months ended September 30, 2001 and September 30, 2000 ............        5

        Notes to consolidated financial statements ..............................      6-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .....................................    10-12

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............       12

Part II - Other Information:

Item 6. Exhibits and Reports on Form 8-K ........................................       13

Signatures ......................................................................       13

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           BOLT TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

               __________________________________________________


                                                       Three Months Ended
                                                          September 30,
                                                    --------------------------
                                                       2001            2000
                                                       ----            ----


Sales ............................................  $ 4,191,000    $ 3,076,000


Costs and Expenses:

    Cost of sales ................................    2,505,000      1,891,000
    Research and development .....................       56,000         69,000
    Selling, general and administrative ..........    1,079,000      1,114,000
    Amortization of intangibles ..................            -        165,000
    Interest expense .............................       71,000        108,000
    Interest income ..............................      (11,000)       (15,000)
                                                    -----------    -----------
                                                      3,700,000      3,332,000
                                                    -----------    -----------

Income (loss) before income taxes ................      491,000       (256,000)
Provision (benefit) for income taxes .............      189,000        (42,000)
                                                    -----------    -----------
        Net income (loss) ........................  $   302,000    $  (214,000)
                                                    ===========    ===========

Earnings (loss) per share:
    Basic ........................................  $      0.06    $     (0.04)
    Diluted ......................................  $      0.06    $     (0.04)

Shares Outstanding:
    Basic ........................................    5,408,733      5,408,733
    Diluted ......................................    5,421,669      5,408,733

See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                       September 30,       June 30,
                                                                           2001             2001
                                                                       (unaudited)
                                                                       ------------     ------------
Current Assets:
    Cash and cash equivalents .....................................    $  2,582,000     $  1,329,000
    Accounts receivable, net ......................................       3,345,000        4,607,000
    Inventories ...................................................       4,457,000        4,492,000
    Deferred income taxes .........................................         794,000          923,000
    Other .........................................................         152,000          126,000
                                                                       ------------     ------------

          Total current assets ....................................      11,330,000       11,477,000
                                                                       ------------     ------------


Goodwill, net .....................................................      11,266,000       11,276,000
Property and equipment, net .......................................       1,263,000        1,345,000
Deferred income taxes .............................................         572,000          603,000
Other assets ......................................................          31,000           33,000
                                                                       ------------     ------------
          Total assets ............................................    $ 24,462,000     $ 24,734,000
                                                                       ============     ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

Current Liabilities:
    Current maturities of long-term debt ..........................    $  3,175,000     $  3,600,000
    Accounts payable ..............................................         719,000          984,000
    Accrued liabilities ...........................................       1,437,000        1,321,000
                                                                       ------------     ------------
          Total current liabilities ...............................       5,331,000        5,905,000
                                                                       ------------     ------------

Stockholders' Equity:
    Common stock ..................................................      26,152,000       26,152,000
    Accumulated deficit ...........................................      (7,021,000)      (7,323,000)
                                                                       ------------     ------------
          Total stockholders' equity ..............................      19,131,000       18,829,000
                                                                       ------------     ------------
               Total liabilities and stockholders' equity .........    $ 24,462,000     $ 24,734,000
                                                                       ============     ============

See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                   ___________________________________________

                                                                                       Three Months Ended
                                                                                           September 30,
                                                                                     ---------------------

                                                                                     2001             2000
                                                                                     ----             ----
Cash Flows From Operating Activities:
         Net income (loss) ................................................      $   302,000     $  (214,000)
         Adjustments to reconcile net income to
         cash provided by operating activities:
         Depreciation and amortization ....................................           89,000         236,000
                  Deferred income taxes ...................................          170,000         (34,000)
                                                                                 -----------     -----------
                                                                                     561,000         (12,000)
         Changes in Operating Assets and Liabilities:
                  Accounts receivable .....................................        1,262,000        (283,000)
                  Inventories .............................................           35,000          32,000
                  Other assets ............................................          (25,000)         37,000
                  Accounts payable and accrued liabilities ................         (149,000)        140,000
                                                                                 -----------     -----------
                  Net cash provided by (used in) operating activities .....        1,684,000         (86,000)
                                                                                 -----------     -----------

Cash Flows From Investing Activities:
         Purchase of property and equipment ...............................           (6,000)        (76,000)
                                                                                 -----------     -----------
                  Net cash used in investing activities ...................           (6,000)        (76,000)
                                                                                 -----------     -----------

Cash Flows From Financing Activities:
         Repayment of long-term debt ......................................         (425,000)       (425,000)
                                                                                 -----------     -----------
                  Net cash used in financing activities ...................         (425,000)       (425,000)
                                                                                 -----------     -----------

Net increase (decrease) in cash and cash equivalents ......................      $ 1,253,000     $  (587,000)
                                                                                 ===========     ===========


Supplemental disclosure of cash flow information:

                  Income taxes paid .......................................      $     8,000     $     5,000

                  Interest paid ...........................................      $    71,000     $   108,000

See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Note 1 - Basis of Presentation
------------------------------

         The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three month periods ended September 30, 2001 and 2000, respectively, and the consolidated statements of cash flows for the three month periods ended September 30, 2001 and 2000, respectively, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the September 30, 2001 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Note 2 - Goodwill and Other Intangible Assets - Adoption of Statement 142
-------------------------------------------------------------------------

        During July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company is permitted under the rules to adopt the Statement effective July 1, 2001 or defer adoption until July 1, 2002. Once adopted, annual goodwill amortization of $655,000 ceases. The Company adopted SFAS No. 142 effective as of July 1, 2001. The Company has not yet determined if any impairment charges will result from the adoption of the Statement.

        If the adoption of SFAS No. 142 had been in effect on July 1, 2000, net loss, basic loss per share and diluted loss per share would have been as follows:

                                                      For the Three Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                        2001          2000
                                                        ----          ----

       Reported net income (loss)                      $ 302,000    $ (214,000)
       Add: Goodwill amortization,
       net of tax effect                                       -       144,000
                                                       ---------    ----------
       Adjusted net income (loss)                      $ 302,000    $  (70,000)
                                                       =========    ==========

       Basic and Diluted earnings (loss) per share:

             Reported net income (loss)                $    0.06    $    (0.04)
             Goodwill amortization                             -          0.03
                                                       ---------    ----------
             Adjusted net income (loss)                $    0.06    $    (0.01)
                                                       =========    ==========

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Note 3 - Debt
-------------

8.25% Non-Negotiable Promissory Note

         In connection with the acquisition of A-G Geophysical Products, Inc., the Company issued a $7,000,000 note to the selling shareholder for a portion of the purchase price. The balance of the note at September 30, 2001 was $3,175,000. The Company is required to make quarterly principal payments of $425,000 on November 1, 2001 and February 1, 2002, respectively, and a final principal payment of $2,325,000 in April 2002.

Note 4 - Income Taxes
---------------------

         Components of income tax expense for the three months ended September 30, 2001 and September 30, 2000 follows:

                                              2001           2000
                                              ----           ----
     Current:
        State                                $  9,000     $  (8,000)
     Deferred:
        Federal                               180,000       (34,000)
                                            ---------     ---------
          Income tax expense (benefit)       $189,000     $ (42,000)
                                            =========     =========


         The Company has net operating loss carry-forwards totaling $1,995,000 which expire as follows: 2005 - $1,687,000; 2006 - $63,000 and 2007 - $245,000.

         Under the liability method, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based primarily upon the Company's recent earnings history and expected future levels of taxable income, management believes that it is more likely than not that it will realize the benefit of its net deferred tax asset. The amount of the net deferred tax asset recorded could be reduced if estimates of future taxable income during the carry-forward period are decreased.

Note 5 - Inventories
--------------------

         Inventories, net of reserves, are comprised of the following:

                                                        September 30,   June 30,
                                                           2001          2001
                                                           ----          ----

           Raw materials and sub-assemblies .........   $3,982,000    $4,095,000
           Work-in process ..........................      475,000       397,000
                                                        ----------    ----------
                                                        $4,457,000    $4,492,000
                                                        ==========    ==========

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                    ---------
Note 6 - Property and Equipment
-------------------------------

         Property and equipment are comprised of the following:

                                                                                 September 30,         June 30,
                                                                                     2001                2001
                                                                                     ----                ----
                 Building and leasehold improvements ....................       $    555,000          $   555,000
                 Geophysical equipment ..................................            269,000              269,000
                 Machinery and equipment ................................          5,974,000            5,978,000
                 Equipment held for rental ..............................            320,000              320,000
                                                                                ------------          -----------
                                                                                   7,118,000            7,122,000

                 Less accumulated depreciation                                    (5,855,000)          (5,777,000)
                                                                                ------------          -----------

                                                                                $  1,263,000          $ 1,345,000
                                                                                ============          ===========

Note 7 - Earnings Per Share
---------------------------

         Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for quarters ended September 30, 2001 and September 30, 2000:

                                                                   2001                      2000
                                                                   ----                      ----
     Net income (loss) available to
       common stockholders                                      $  302,000               $ (214,000)
                                                                ==========               ==========
     Divided by weighted common shares
       and common share equivalents:
       Weighted average common shares                            5,408,733                5,408,733
       Weighted average common share equivalents                    12,936                        -
                                                                ----------               ----------
     Total weighted average common
       shares and common share equivalents                       5,421,669                5,408,733
                                                                ==========               ==========

     Basic earnings (loss) per share                            $     0.06               $    (0.04)
                                                                ==========               ==========

     Diluted earnings (loss) per share                          $     0.06               $    (0.04)
                                                                ==========               ==========

         For the quarter ended September 30, 2000, the effect of any shares subject to option were not included in the calculation because to do so would be antidilutive.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   ----------
Note 8 - Segment Information
----------------------------

     The Company's reportable segments are geophysical equipment and industrial products. The following table provides selected financial information for both of the Company's segments for the quarters ended September 30, 2001 and September 30, 2000.

Quarter ended September 30, 2001
--------------------------------
                                                               Geophysical           Industrial
                                                                 Equipment            Products            Total
                                                                 ---------            --------            -----
Sales                                                          $ 3,580,000           $ 611,000        $ 4,191,000
Interest income                                                     11,000                   -             11,000
Interest expense                                                    71,000                   -             71,000
Depreciation and amortization                                       81,000               8,000             89,000
Income before income taxes                                         424,000              67,000            491,000
Segment assets                                                  18,359,000           6,103,000         24,462,000
Fixed asset additions                                                6,000                   -              6,000

Quarter ended September 30, 2000
--------------------------------
                                                               Geophysical            Industrial
                                                                 Equipment            Products            Total
                                                                 ---------            --------            -----
Sales                                                          $ 2,255,000           $ 821,000        $ 3,076,000
Interest income                                                     15,000                   -             15,000
Interest expense                                                   108,000                   -            108,000
Depreciation and amortization                                      172,000              64,000            236,000
Income (loss) before income taxes                                 (430,000)            174,000           (256,000)
Segment assets                                                  18,433,000           6,106,000         24,539,000
Fixed asset additions                                               70,000               6,000             76,000

The Company does not allocate income taxes to its segments.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company's products and the risk of the Company's inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company's products due to fluctuations in energy industry activity, (iii) the Company's reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, and
(v) risk of fluctuations in future operating results. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe," and similar expressions are intended to identify forward-looking statements.

Overview

Sales for the Company's geophysical products are related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. Because of the rapid decline in oil prices in 1999, oil companies reduced exploration budgets which caused the Company's customers, primarily seismic contractors, to reduce activities. This reduction in activity resulted in underutilized and idle seismic vessels. During the last half of fiscal 2001 and into the first quarter of fiscal 2002, there has been an increase in seismic exploration activity which has benefited the Company's geophysical equipment sales and profitability.

The effect, if any, that a slowing international economy and the events of September 11, 2001 may have on the Company's geophysical equipment business is uncertain.

As to the industrial products segment of the Company's business, the sales outlook remains adversely affected by the slowdown in the national economy.

Liquidity and Capital Resources

At September 30, 2001, the Company had $2,582,000 in cash and cash equivalents. For the quarter ended September 30, 2001, cash and cash equivalents increased by $1,253,000. Cash flows from operating activities after changes in working capital items was a positive $1,684,000 for the quarter ended September 30, 2001, primarily due to the operating profit for the quarter and a decrease in the level of accounts receivable.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended September 30, 2001, the Company used $6,000 for capital expenditures. The Company does not anticipate capital expenditures for the current fiscal year to exceed $300,000 which we expect to fund through operating cash flow.

The Company used $425,000 during the quarter ended September 30, 2001 for the scheduled repayment of the debt issued for the A-G Geophysical Products, Inc. acquisition.

At September 30, 2000, the Company had $1,940,000 of cash and cash equivalents. For the quarter ended September 30, 2000, cash and cash equivalents decreased by $587,000. Cash flows from operating activities after changes in working capital items was a negative $86,000 for the quarter ended September 30, 2000, primarily due to the operating loss for the quarter and an increase in the level of accounts receivable.

As discussed above, as part of the consideration for the acquisition of A-G Geophysical Products, Inc. ("A-G"), the Company issued a $7,000,000 note ($3,175,000 outstanding at September 30, 2001). The note bears interest at 8.25% payable monthly and requires principal payments of $425,000 on November 1, 2001 and February 1, 2002, respectively, with the remaining balance of $2,325,000 due in April 2002. The Company pledged the assets and common stock of A-G as collateral for the note. The Company expects to repay the note from operating cash flow, but if the level of business in 2002 does not produce sufficient cash, we believe that we can secure alternative financing or extend the maturity of the note; however, there can be no assurance that we will be able to do so.

The Company did not maintain the minimum debt service coverage required under an unsecured credit facility and therefore, terminated it in December 2000. The Company had not used this facility since January 1998.

Under the terms of the January 1, 1998 asset purchase agreement for Custom Products, the Company may be required to make additional payments to the former owners of Custom Products in the maximum amount of $4,000,000 if net sales of Custom Products increase to certain levels by December 2002. To date, no additional payments have been required because the sales of Custom Products have not met amounts specified in the asset purchase agreement.

In October 1998, the Company's board of directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its common stock in open market or private transactions. Although the program remains authorized, the Company does not anticipate any repurchase of shares in the near future.

Current cash and cash equivalent balances, potential borrowing capacity and projected cash flow from operations are considered adequate to meet foreseeable operating needs.

Results of Operations

Sales for the three months ended September 30, 2001 increased by $1,115,000 or 36% from the corresponding year-ago quarter. Sales of marine air guns and replacement parts increased by $1,056,000 or 103% from the

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

comparable year-ago quarter reflecting an increase in marine seismic activity. Sales for the quarter ended September 30, 2000 were especially depressed because there were no air gun system sales during that quarter. Sales of underwater electrical connectors and cables increased by $269,000 or 22% from last year's first quarter also reflecting the higher level of marine seismic activity. These increases were partially offset by a $210,000 or 26% decrease in sales of industrial clutches compared to last year, as that business was adversely affected by the general economic slowdown.

Cost of sales as a percentage of sales decreased from 61% for the three months ended September 30, 2000 to 60% for the three months ended September 30, 2001. The major reason for this improvement was increased manufacturing efficiencies associated with the higher sales volumes for air guns and replacement parts, substantially offset by decreased manufacturing efficiencies for industrial clutches caused by the lower sales volume.

Research and development costs decreased by $13,000 from the corresponding period of last year. Such decrease was not significant.

Selling, general and administrative expenses decreased by $35,000 primarily due to lower compensation expenses.

As indicated in Note 2 to the consolidated financial statements, SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted by the Company in July of 2001 and goodwill amortization ceased. Accordingly, there was no amortization of intangibles for the quarter ended September 30, 2001. For the quarter ended September 30, 2000, amortization of intangibles was $165,000. The Company was amortizing goodwill prior to July 1, 2001 over 20 years. If the adoption of SFAS No. 142 had been in effect on July 1, 2000, the net loss for the quarter ended September 30, 2000 would have been $70,000.

Interest expense for the first quarter of fiscal year 2002 was $71,000 which was $37,000 lower than the year-ago quarter due to the lower average balance outstanding on the note issued for the A-G acquisition.

The provision for income taxes for the first quarter of fiscal year 2002 was $189,000, an effective tax rate of 38% which was 4% higher than the federal statutory rate of 34% due primarily to the effect of state income taxes. The benefit for income taxes for the first quarter of fiscal 2001 was $42,000, an effective tax rate of 16%. This benefit was lower than the federal statutory rate of 34% principally from the effect of the goodwill amortization related to the A-G acquisition which was not deductible for income taxes.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II- OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits.
          --------

          10.1 Employment Agreement between the Company and Raymond M. Soto effective as of June 10, 1996.

          10.2 Amendment to Employment Agreement between the Company and Raymond Soto effective as of September 20, 2001.

     (b)  Reports on Form 8-K.
          -------------------

          No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BOLT TECHNOLOGY CORPORATION




Date: October 30, 2001              /s/ Raymond M. Soto
                                    -----------------------
                                    Raymond M. Soto
                                    Chairman of the Board, President and
                                    Chief Executive Officer

Date: October 30, 2001              /s/ Joseph Espeso
                                    ------------------
                                    Joseph Espeso
                                    Senior Vice President-Finance and
                                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.    Description
-----------    -----------

10.1 Employment Agreement between the Company and Raymond M. Soto effective as of June 10, 1996.

10.2           Amendment to Employment Agreement between the Company and Raymond
               M. Soto effective as of September 20, 2001.