Form 10-Q
period 2001-12-31
BOLT TECHNOLOGY CORP
filed 2002-02-13
CIK 354655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  December 31, 2001

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

                                                Yes [X]    No [_]

At February 13, 2002, there were 5,414,357 shares of common stock, without par value, outstanding.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                                      INDEX
                                      -----

                                                                                    Page Number
                                                                                    -----------
Part I - Financial Information:

Item 1.  Financial Statements

         Consolidated statements of operations - three and six months ended
         December 31, 2001 and 2000 .............................................        3

         Consolidated balance sheets -
         December 31, 2001 and June 30, 2001 ....................................        4


         Consolidated statements of cash flows -
         six months ended December 31, 2001 and 2000 ............................        5

         Notes to consolidated financial statements .............................      6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ....................................    10-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .............       14


Part II - Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders ....................       14

Item 6.  Exhibits and Reports on Form 8-K .......................................       15

Signatures ......................................................................       15

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           BOLT TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                      =====================================


                                                   Three Months Ended            Six Months Ended
                                                      December 31,                  December 31,
                                                    -----------------            ---------------

                                                  2001           2000          2001            2000
                                                  ----           ----          ----            ----

Sales .....................................   $ 4,280,000    $ 3,000,000    $ 8,471,000    $ 6,076,000
                                              -----------    -----------    -----------    -----------

Costs and Expenses:

        Cost of sales .....................     2,350,000      1,724,000      4,855,000      3,615,000
        Research and development ..........        66,000         54,000        122,000        123,000
        Selling, general and administrative     1,138,000        955,000      2,217,000      2,069,000
        Amortization of goodwill ..........             -        165,000              -        330,000
        Interest expense ..................        61,000         97,000        132,000        205,000
        Interest income ...................        (9,000)        (9,000)       (20,000)       (24,000)
                                              -----------    -----------    -----------    -----------
                                                3,606,000      2,986,000      7,306,000      6,318,000
                                              -----------    -----------    -----------    -----------

Income (loss) before income taxes .........       674,000         14,000      1,165,000       (242,000)
Provision  for income taxes ...............       265,000         62,000        454,000         20,000
                                              -----------    -----------    -----------    -----------
        Net income (loss) .................   $   409,000    $   (48,000)   $   711,000    $  (262,000)
                                              ===========    ===========    ===========    ===========

Earnings (loss) per share:
      Basic ...............................   $      0.08    $     (0.01)   $      0.13    $     (0.05)
      Diluted .............................   $      0.08    $     (0.01)   $      0.13    $     (0.05)

Shares Outstanding:
      Basic ...............................     5,410,112      5,408,733      5,409,422      5,408,733
      Diluted .............................     5,410,707      5,408,733      5,416,188      5,408,733



See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                             December 31,        June 30,
                                                                2001               2001
                                                             (unaudited)
                                                            ------------      -----------
Current Assets:
    Cash and cash equivalents ...........................   $ 2,634,000       $ 1,329,000
    Accounts receivable, net ............................     2,945,000         4,607,000
    Inventories .........................................     4,617,000         4,492,000
    Deferred income taxes ...............................       776,000           923,000
    Other ...............................................        97,000           126,000
                                                            -----------       -----------
          Total current assets                               11,069,000        11,477,000
                                                            -----------       -----------

Goodwill, net ...........................................    11,256,000        11,276,000
Property and Equipment, net .............................     1,216,000         1,345,000
Deferred Income Taxes ...................................       331,000           603,000
Other Assets ............................................        31,000            33,000
                                                            -----------       -----------

          Total assets                                      $23,903,000       $24,734,000
                                                            ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Current maturities of long-term debt ................   $ 2,750,000       $ 3,600,000
    Accounts payable ....................................       700,000           984,000
    Accrued liabilities .................................       913,000         1,321,000
                                                            -----------       -----------
          Total current liabilities                           4,363,000         5,905,000

Stockholders' Equity:
    Common stock ........................................    26,152,000        26,152,000
    Accumulated deficit .................................    (6,612,000)       (7,323,000)
                                                            -----------       -----------
    Total stockholders' equity ..........................    19,540,000        18,829,000
                                                            -----------       -----------
          Total liabilities and stockholders' equity        $23,903,000       $24,734,000
                                                            ===========       ===========


See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        _______________________________

                                                                      Six Months Ended
                                                                         December 31,
                                                                      ----------------

                                                                     2001          2000
                                                                     ----          ----
Cash Flows From Operating Activities:
         Net income (loss) .................................   $   711,000    $  (262,000)
         Adjustments to reconcile net income to
              cash provided by operating activities:
                 Depreciation and amortization .............       165,000        473,000
                 Deferred income taxes .....................       445,000         22,000
                                                               -----------    -----------
                                                                 1,321,000        233,000

         Changes in operating assets and liabilities:
                 Accounts receivable .......................     1,662,000         (3,000)
                 Inventories ...............................      (125,000)      (119,000)
                 Other assets ..............................        22,000         86,000
                 Accounts payable and accrued liabilities ..      (692,000)      (152,000)
                                                               -----------    -----------
                 Net cash provided by operating activities..     2,188,000         45,000
                                                               -----------    -----------

Cash Flows From Investing Activities:
         Purchase of property and equipment ................       (33,000)       (82,000)
                                                               -----------    -----------
                 Net cash used in investing activities .....       (33,000)       (82,000)
                                                               -----------    -----------

Cash Flows From Financing Activities:
         Repayment of long-term debt .......................      (850,000)      (850,000)
                                                               -----------    -----------
                 Net cash used in financing activities......      (850,000)      (850,000)
                                                               -----------    -----------


Net increase (decrease) in cash and cash equivalents .......   $ 1,305,000    $  (887,000)
                                                               ===========    ===========



Supplemental disclosure of cash flow information:
         Income taxes paid .................................   $     8,000    $    22,000
         Interest paid .....................................   $   132,000    $   205,000

See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Note 1- Basis of Presentation
-----------------------------

        The consolidated balance sheet as of December 31, 2001, the consolidated statements of operations for the three month and six month periods ended December 31, 2001 and 2000 and the consolidated statements of cash flows for the six month periods ended December 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the December 31, 2001 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Note 2 - Goodwill and Other Intangible Assets - Adoption of Statement 142
-------------------------------------------------------------------------

        During July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The statement also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company adopted SFAS No. 142 effective July 1, 2001. As of December 31, 2001, the initial test for goodwill impairment was completed and the results indicated no impairment of the Company's recorded goodwill.

        If the adoption of SFAS No. 142 had been in effect on July 1, 2000, net
(loss), basic (loss) per share and diluted (loss) per share would have been as follows:

                                             For the Three Months Ended   For the Six Months Ended
                                             --------------------------   ------------------------
                                                       December 31,               December 31,
                                                       ------------               ------------
                                                   2001           2000          2001        2000
                                                   ----           ----          ----        ----
Reported net income (loss)                     $   409,000   $   (48,000)   $   711,000   $(262,000)
Add: Goodwill  amortization
net of tax effect                                        -       144,000              -     288,000
                                               -----------   -----------    -----------   ---------
Adjusted net income (loss)                     $   409,000   $    96,000    $   711,000   $  26,000
                                               ===========   ===========    ===========   =========

Basic and Diluted earnings (loss) per share:

    Reported net income (loss)                 $      0.08   $     (0.01)   $      0.13   $   (0.05)
    Goodwill amortization                                -          0.03              -        0.05
                                               -----------   -----------    -----------   ---------
    Adjusted net income (loss)                 $      0.08   $      0.02    $      0.13   $    0.00
                                               ===========   ===========    ===========   =========

                           BOLT TECHNOLOGY CORPORATION
                           ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Note 3 - Debt
-------------

8.25% Non-Negotiable Promissory Note

         In connection with the acquisition of A-G Geophysical Products, Inc., the Company issued a $7,000,000 note to the selling shareholder for a portion of the purchase price. The balance of the note at December 31, 2001 was $2,750,000. The Company is required to make a principal payment of $425,000 on February 1, 2002, and a final principal payment of $2,325,000 in April 2002.

Note 4 - Income Taxes
---------------------

         Components of income tax expense for the six months ended December 31, 2001 and 2000 follows:

                                                          2001           2000
                                                       ---------       --------
         Current:
                 State ..............................  $  28,000       $ (2,000)
         Deferred:
                 Federal ............................    426,000         22,000
                                                       ---------       --------
         Income tax expense .........................  $ 454,000       $ 20,000
                                                       =========       ========

         The Company has net operating loss carry-forwards totaling $1,413,000 which expire as follows: 2005-$1,105,000; 2006-$63,000 and 2007-$245,000.

Note 5 - Inventories
--------------------

         Inventories, net of reserves, are comprised of the following:

                                              December 31,       June 30,
                                                2001               2001
                                                ----               ----

         Raw materials and sub-assemblies ..  $4,083,000      $ 4,095,000
         Work in process ...................     534,000          397,000
                                             -----------      ------------
                                              $4,617,000      $ 4,492,000
                                             ===========      ===========

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Note 6 - Property and Equipment
-------------------------------

         Property and equipment are comprised of the following:

                                                           December 31,         June 30,
                                                              2001                2001
                                                              ----                ----
                Building and leasehold improvements ..... $  555,000          $  555,000
                Geophysical equipment ...................    269,000             269,000
                Machinery and equipment .................  6,002,000           5,978,000
                Equipment held for rental ...............    320,000             320,000
                                                          ----------         -----------
                                                           7,146,000           7,122,000

                      Less accumulated depreciation ..... (5,930,000)         (5,777,000)
                                                          ----------         -----------

                                                          $1,216,000          $1,345,000
                                                          ==========         ===========

Note 7 - Earnings Per Share
---------------------------

         Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and six month periods ended December 31, 2001 and 2000.

                                                     Three Months Ended          Six Months Ended
                                                        December 31,               December 31,
                                                        ------------               ------------
                                                    2001          2000            2001          2000
                                                    ----          ----            ----          ----
Net earnings (loss) available to common
         stockholders                           $   409,000   $   (48,000)   $   711,000   $  (262,000)
                                                ===========   ===========    ===========   ===========

Weighted average number of common
         shares outstanding                       5,410,112     5,408,733      5,409,422     5,408,733

Common stock equivalents - stock options                595             -          6,766             -
                                                -----------   -----------    -----------   -----------

Weighted average number of common shares and
         common share equivalents outstanding     5,410,707     5,408,733      5,416,188     5,408,733
                                                ===========   ===========    ===========   ===========

Basic earnings (loss) per share                 $      0.08   $     (0.01)   $      0.13   $     (0.05)
                                                ===========   ===========    ===========   ===========

Diluted earnings (loss) per share               $      0.08   $     (0.01)   $      0.13   $     (0.05)
                                                ===========   ===========    ===========   ===========

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Note 7 - Earnings Per Share (cont'd)
------------------------------------

     For the three months and six months ended December 31, 2000, the effect of any shares subject to options were not included in the calculation because to do so would be antidilutive.

Note 8 - Segment Information
----------------------------

     The Company's reportable segments are geophysical equipment and industrial products. The following table provides selected financial information for both of the Company's segments for the six months ended December 31, 2001 and 2000.

Six months ended December 31, 2001
----------------------------------

                                     Geophysical    Industrial
                                       Equipment      Products         Total
                                       ---------      --------         -----
Sales                                $ 7,213,000   $ 1,258,000   $ 8,471,000
Interest income                           20,000             -        20,000
Interest expense                         132,000             -       132,000
Depreciation and amortization            147,000        18,000       165,000
Income before income taxes             1,023,000       142,000     1,165,000
Segment assets                        17,796,000     6,107,000    23,903,000
Fixed asset additions                     23,000        10,000        33,000

Six months ended December 31, 2000
----------------------------------

                                     Geophysical    Industrial
                                       Equipment      Products         Total
                                       ---------      --------         -----
Sales                               $  4,472,000   $ 1,604,000   $ 6,076,000
Interest income                           24,000             -        24,000
Interest expense                         205,000             -       205,000
Depreciation and amortization            344,000       129,000       473,000
Income before income taxes              (591,000)      349,000      (242,000)
Segment assets                        17,748,000     6,026,000    23,774,000
Fixed asset additions                     76,000         6,000        82,000

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

Overview

Sales for the Company's geophysical products are related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. Because of the rapid decline in oil prices in 1999, oil companies reduced exploration budgets, which caused the Company's customers, primarily seismic contractors, to reduce activities. This reduction in activity resulted in underutilized and idle seismic vessels. During the last half of fiscal 2001 and into the second quarter of fiscal 2002, there has been an increase in seismic exploration activity which has benefited the Company's geophysical equipment sales and profitability.

The effect, if any, that a slowing international economy and the events of September 11, 2001 may have on the Company's geophysical equipment business is uncertain.

As to the industrial products segment of the Company's business, the sales outlook remains adversely affected by the slowdown in the national economy.

Liquidity and Capital Resources

At December 31, 2001, the Company had $2,634,000 in cash and cash equivalents. For the six months ended December 31, 2001, cash and cash equivalents increased by $1,305,000. Cash flows from operating activities after changes in working capital items was a positive $2,188,000 for the six months ended December 31, 2001, primarily due to the operating profit for the first half of fiscal 2002 and a decrease in the level of accounts receivable partially offset by lower accounts payable and accrued liabilities.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (CONTINUED)
                                   -----------

Liquidity and Capital Resources (cont'd)

For the six months ended December 31, 2001, the Company used $33,000 for capital expenditures. The Company does not anticipate capital expenditures for the current fiscal year to exceed $150,000, which will be funded through operating cash flow.

The Company used $850,000 during the six months ended December 31, 2001 for the scheduled repayment of the debt issued for the A-G Geophysical Products, Inc. acquisition.

At December 31, 2000, the Company had $1,640,000 of cash and cash equivalents. For the six months ended December 31, 2000, cash and cash equivalents decreased by $887,000. Cash flows from operating activities after changes in working capital items was a positive $45,000 for the six months ended December 31, 2000 primarily due to the operating income for the first half of fiscal 2001 substantially offset by higher inventory and lower accounts payable and accrued expenses.

As discussed above, as part of the consideration for the acquisition of A-G Geophysical Products, Inc. ("A-G"), the Company issued a note for $7,000,000 ($2,750,000 outstanding at December 31, 2001). The note bears interest at 8.25% payable monthly and requires a quarterly principal payment of $425,000 on February 1, 2002 with the remaining balance of $2,325,000 due in April 2002. The Company pledged the assets and common stock of A-G as collateral for the note. The Company expects to repay the note from operating cash flow, but if the level of business in 2002 does not produce sufficient cash, the Company believes that it can secure alternative financing or extend the maturity of the note; however, there can be no assurance that the Company will be able to do so.

The Company did not maintain the minimum debt service coverage required under an unsecured credit facility and, therefore, terminated it in December 2000. The Company had not used this facility since January 1998.

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

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (CONTINUED)
                                   -----------

Results of Operations

Six Months Ended December 31, 2001 Compared to Six Months
Ended December 31, 2000

Sales for the six months ended December 31, 2001 increased by $2,395,000 or 39% from the corresponding period last year. Sales of marine air guns and replacement parts increased by $2,404,000 or 122% reflecting an increase in marine seismic activity. Sales of underwater electrical connectors and cables increased by $337,000 or 13% from last year's comparable period also reflecting the higher level of marine seismic activity. These increases were partially offset by a $346,000 or 14% decrease in sales of industrial clutches compared to last year, as that business was adversely affected by the general economic slowdown in the current year. During the six months ended December 31, 2000, sales of marine air guns and replacement parts were depressed reflecting an oversupply of seismic equipment.

Cost of sales as a percentage of sales decreased from 59% for the six months ended December 31, 2000 to 57% for the six months ended December 31, 2001. The major reason for this improvement was increased manufacturing efficiencies associated with the higher sales volumes for air guns and replacement parts, partially offset by decreased manufacturing efficiencies for industrial clutches caused by the lower sales volume in that business segment.

Selling, general and administrative expenses increased by $148,000 for the six months ended December 31, 2001 from the corresponding period last year due primarily to higher compensation, professional fees and advertising and trade show expenses.

As indicated in Note 2 to the consolidated financial statements, SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted by the Company effective July 1, 2001 and thereupon goodwill amortization ceased. Accordingly, there was no goodwill amortization for the six months ended December 31, 2001. For the six months ended December 31, 2000, goodwill amortization was $330,000. The Company had been amortizing goodwill prior to July 1, 2001 over 20 years. If the adoption of SFAS No. 142 had been in effect on July 1, 2000, the reported net loss for the six months ended December 31, 2000 of $262,000 would have been net income of $26,000.

Interest expense for the six months ended December 31, 2001 was $132,000 which was $73,000 lower than the year-ago period due to the lower average balance outstanding on the note issued for the A-G acquisition.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------
                                   (CONTINUED)
                                   -----------

Results of Operations (cont'd)

Six Months Ended December 31, 2001 Compared to Six Months
Ended December 31, 2000 (cont'd)

The provision for income taxes for the six months ended December 31, 2001 was $454,000, an effective tax rate of 39%, which was 5% higher than the statutory rate of 34% due primarily to the effect of state income taxes. The provision for income taxes for the six months ended December 31, 2000 was $20,000 and resulted principally from the effect of the goodwill amortization related to the A-G acquisition which was not deductible for income taxes and the effect of a reduction in the expected amount of investment tax credit carry-forwards to be realized.

Three Months Ended December 31, 2001 Compared to Three Months
Ended December 31, 2000

Sales for the three months ended December 31, 2001 increased by $1,280,000 or 43% from the corresponding period last year. Sales of marine air guns and replacement parts increased by $1,350,000 or 143% because of the same factors that caused the increase for the six month period. Sales of underwater electrical connectors and cables increased by $66,000 or 5% from last year's comparable period also reflecting the higher level of marine seismic activity. These increases were partially offset by a $136,000 or 17% decrease in sales of industrial clutches compared to last year, as that business was affected by the general economic slowdown in the current year. During the three months ended December 31, 2000, sales of marine air guns and replacement parts were depressed reflecting on oversupply of seismic equipment.

Cost of sales as a percentage of sales decreased from 57% for the three months ended December 31, 2000 to 55% for the three months ended December 31, 2001. The same factors that caused the decrease in the cost of sales percentage for the first six months caused the decrease in the cost of sales percentage for the second quarter.

Selling, general and administrative expenses increased by $183,000 for the three months ended December 31, 2001 from the corresponding period last year due primarily to higher compensation, professional fees, travel and entertainment, and adversting and trade show expenses.

Amortization of goodwill decreased by $165,000 for the same reason that caused the decrease for the six-month period.

Interest expense decreased $36,000 for the quarter for the same reasons that caused the decrease for the six-month period.

The provision for income taxes for the three months ended December 31, 2001 was $265,000, an effective tax rate of 39%, which was 5% higher than the statutory rate due primarily to the effect of state income taxes. The provision for income taxes for the three months ended December 31, 2000 was $62,000 primarily because

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------
                                   (CONTINUED)
                                   -----------

Results of Operations (cont'd)

Three Months Ended December 31, 2001 Compared to Three Months
Ended December 31, 2000 (cont'd)

of the effect of the A-G goodwill amortization which was not deductible for income tax purposes and the effect of a reduction in the expected amount of investment tax credit carry-forwards to be realized.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Not applicable.


                           PART II- OTHER INFORMATION
                           --------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The 2001 Annual Meeting of Stockholders of the Company was held on November 20, 2001 for the following two purposes: (i) the election of three directors, each for a three year term expiring in 2004, and (ii) to approve an amendment to the Company's certificate of incorporation and ratify the prior election of directors.

The vote tabulation for the election of directors was as follows: Joseph Espeso received 4,420,811 affirmative votes with 538,527 votes withheld, John H. Larsen received 4,415,811 affirmative votes with 543,427 votes withheld, and Gerald H. Shaff received 4,415,811 affirmative votes with 543,427 votes withheld.

The vote tabulation concerning the amendment to the Company's certificate of incorporation and ratification of the prior election of directors was 1,821,475 votes in favor of the proposal and 650,482 votes against the proposal.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------
                                    (CONTINUED)
                                     ---------

Item 6- Exhibits and Reports on Form 8-K
----------------------------------------

(a)    Exhibit.
       --------

       3.1 Amended and Restated Certificate of Incorporation, as further amended.

(b)    Reports on Form 8-K.
       --------------------

       No reports on Form 8-K were filed by the Company during October, November and December 2001.


                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BOLT TECHNOLOGY CORPORATION

Date:  February 13, 2002           /s/ Raymond M. Soto
                                   -----------------------
                                   Chairman of the Board, President and Chief
                                   Executive Officer

Date:  February 13, 2002           /s/ Joseph Espeso
                                   -----------------------
                                   Senior Vice President-Finance and
                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.      Document
-----------      --------

     3.1 Amended and Restated Certificate of Incorporation, as further amended.