Form 10-Q
period 2002-03-31
BOLT TECHNOLOGY CORP
filed 2002-05-10
CIK 354655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2002

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

                                                Yes [X]    No [_]

At May 10, 2002, there were 5,414,357 shares of common stock, without par value, outstanding.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------

                                      INDEX
                                      -----

                                                                                                     Page Number
                                                                                                     -----------
Part I - Financial Information:

Item 1.  Financial Statements

         Consolidated statements of operations (unaudited) - three and nine months ended
         March 31, 2002 and 2001 .................................................................      3

         Consolidated balance sheets -
         March 31, 2002 (unaudited) and June 30, 2001 ............................................      4

         Consolidated statements of cash flows (unaudited) -
         nine months ended March 31, 2002 and 2001 ...............................................      5

         Notes to consolidated financial statements (unaudited) ..................................      6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................................................      10-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..............................      14


Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K ........................................................      14

Signatures .......................................................................................      14

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           BOLT TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended                       Nine Months Ended
                                                                       March 31,                               March 31,
                                                                       --------                                --------

                                                               2002                2001                2002                2001
                                                               ----                ----                ----                ----
Sales ..............................................       $  4,760,000        $  4,405,000        $ 13,231,000        $ 10,481,000
                                                           ------------        ------------        ------------        ------------
Costs and Expenses:

      Cost of sales ................................          2,640,000           2,457,000           7,495,000           6,072,000
      Research and development .....................            117,000              85,000             240,000             208,000
      Selling, general and administrative ..........          1,190,000           1,140,000           3,406,000           3,209,000
      Amortization of goodwill .....................                 --             165,000                  --             495,000
      Interest expense .............................             51,000              86,000             183,000             291,000
      Interest income ..............................             (7,000)             (8,000)            (27,000)            (32,000)
                                                           ------------        ------------        ------------        ------------

                                                              3,991,000           3,925,000          11,297,000          10,243,000
                                                           ------------        ------------        ------------        ------------

Income before income taxes .........................            769,000             480,000           1,934,000             238,000
Provision for income taxes .........................            300,000             227,000             754,000             247,000
                                                           ------------        ------------        ------------        ------------
      Net income (loss) ............................       $    469,000        $    253,000        $  1,180,000        $     (9,000)
                                                           ============        ============        ============        ============

Earnings per share:
      Basic ........................................       $       0.09        $       0.05        $       0.22        $       0.00

      Diluted ......................................       $       0.09        $       0.05        $       0.22        $       0.00

Shares Outstanding:
      Basic ........................................          5,414,357           5,408,733           5,411,067           5,408,733
      Diluted ......................................          5,418,228           5,408,733           5,416,868           5,408,733

See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                           March 31,        June 30,
                                                                             2002             2001
                                                                          (unaudited)
                                                                         -------------    -------------
Current Assets:
         Cash and cash equivalents ....................................  $   2,734,000    $   1,329,000
         Accounts receivable, net .....................................      3,568,000        4,607,000
         Inventories ..................................................      4,750,000        4,492,000
         Deferred income taxes ........................................        721,000          923,000
         Other ........................................................        176,000          126,000
                                                                         -------------    -------------

                  Total current assets                                      11,949,000       11,477,000
                                                                         -------------    -------------

Goodwill, net .........................................................     11,246,000       11,276,000
Property and Equipment, net ...........................................      1,159,000        1,345,000
Deferred Income Taxes .................................................        191,000          603,000
Other Assets ..........................................................         25,000           33,000
                                                                         -------------    -------------

                  Total assets                                           $  24,570,000    $  24,734,000
                                                                         =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
         Current maturities of note payable ...........................  $   2,325,000    $   3,600,000
         Accounts payable .............................................        809,000          984,000
         Accrued liabilities ..........................................      1,427,000        1,321,000
                                                                         -------------    -------------

                  Total current liabilities                                  4,561,000        5,905,000

Stockholders' Equity:
         Common stock .................................................     26,152,000       26,152,000
         Accumulated deficit ..........................................     (6,143,000)      (7,323,000)
                                                                         -------------    -------------

         Total stockholders' equity ...................................     20,009,000       18,829,000
                                                                         -------------    -------------

                  Total liabilities and stockholders' equity             $  24,570,000    $  24,734,000
                                                                         =============    =============

See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        -------------------------------

                                                                            Nine Months Ended
                                                                                 March 31,
                                                                                 ---------
                                                                           2002            2001
                                                                           ----            ----

Cash Flows From Operating Activities:
         Net income (loss) .........................................  $   1,180,000    $      (9,000)
         Adjustments to reconcile net income to
              cash provided by operating activities:
                  Depreciation and amortization ....................        240,000          708,000
                  Deferred income taxes ............................        614,000          223,000
                                                                      -------------    -------------

                                                                          2,034,000          922,000

         Changes in operating assets and liabilities:
                  Accounts receivable ..............................      1,039,000       (1,248,000)
                  Inventories ......................................       (258,000)          45,000
                  Other assets .....................................        (16,000)          65,000
                  Accounts payable and accrued liabilities .........        (69,000)         430,000
                                                                      -------------    -------------

                  Net cash provided by operating activities ........      2,730,000          214,000
                                                                      -------------    -------------

Cash Flows From Investing Activities:
         Purchase of property and equipment ........................        (50,000)         (82,000)
                                                                      -------------    -------------

                  Net cash used in investing activities ............        (50,000)         (82,000)
                                                                      -------------    -------------

Cash Flows From Financing Activities:
         Payment of note payable ...................................     (1,275,000)      (1,275,000)
                                                                      -------------    -------------

                  Net cash used in financing activities ............     (1,275,000)      (1,275,000)
                                                                      -------------    -------------

Net increase (decrease) in cash and cash equivalents ...............  $   1,405,000    $  (1,143,000)
                                                                      =============    =============


Supplemental disclosure of cash flow information:
         Income taxes paid .........................................  $      54,000    $      27,000
         Interest paid .............................................  $     183,000    $     291,000

See Notes to Consolidated Financial Statements.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (UNAUDITED)
                                   -----------

Note 1 - Basis of Presentation
------------------------------

         The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three month and nine month periods ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the nine month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the March 31, 2002 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Note 2 - Goodwill and Other Intangible Assets - Adoption of Statement 142
-------------------------------------------------------------------------

         Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The initial assessment for goodwill impairment has been completed and the results indicate no impairment of the Company's recorded goodwill.

         If the adoption of SFAS No. 142 had been in effect on July 1, 2000, net income for the three and nine month periods ended March 31, 2002 and 2001 would have been as follows:

                                                       For the Three Months Ended     For the Nine Months Ended
                                                       --------------------------     -------------------------
                                                              March 31,                        March 31,
                                                              ---------                        ---------
                                                        2002             2001             2002             2001
                                                        ----             ----             ----             ----

Reported net income (loss)                           $  469,000       $  253,000      $ 1,180,000     $  (9,000)
Add: Goodwill amortization, net of tax effect                 -          144,000                -       432,000
                                                     ----------       ----------      -----------     ---------

Adjusted net income                                  $  469,000       $  397,000      $ 1,180,000     $ 423,000
                                                     ==========       ==========      ===========     =========

Basic and Diluted earnings per share:

Reported net income                                  $     0.09       $     0.05      $      0.22     $    0.00
Add: Goodwill amortization, net of tax effect                 -             0.02                -          0.08
                                                     ----------       ----------      -----------      --------

Adjusted net income                                  $     0.09       $     0.07      $      0.22     $    0.08
                                                     ==========       ==========      ===========     =========

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (UNAUDITED)

Note 3 - Debt
-------------

Note Payable

         In connection with the 1999 acquisition of A-G Geophysical Products, Inc., the Company issued a $7,000,000 note to the selling shareholder for a portion of the purchase price. The balance of the note at March 31, 2002 was $2,325,000 and was paid in April 2002.

Credit Facility

         The Company anticipates finalizing, in May 2002, a one-year $1,500,000 unsecured line of credit facility with a bank which will be available to support working capital requirements.

Note 4 - Income Taxes
---------------------

         Components of income tax expense for the nine months ended March 31, 2002 and 2001 follows:

                                                   2002               2001
                                                   ----               ----

         Current ............................  $  110,000        $    18,000

         Deferred ...........................     644,000            229,000
                                               ----------        -----------

                                               $  754,000        $   247,000
                                               ==========        ===========

         The Company has a net operating loss carry-forward of approximately $817,000 which expires as follows: 2005-$509,000; 2006-$63,000 and
2007-$245,000.

Note 5 - Inventories
--------------------

         Inventories, net of reserves, are comprised of the following:

                                               March 31,           June 30,
                                                 2002                2001
                                                 ----                ----

         Raw materials and sub-assemblies ...  $ 4,170,000       $ 4,095,000
         Work in process ....................      580,000           397,000
                                               -----------       -----------

                                               $ 4,750,000       $ 4,492,000
                                               ===========       ===========

                           BOLT TECHNOLOGY CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Note 6 - Property and Equipment
-------------------------------

        Property and equipment are comprised of the following:

                                                                March 31,        June 30,
                                                                   2002            2001
                                                                   ----            ----
        Building and leasehold improvements .............. $     555,000      $     555,000
        Geophysical equipment ............................       269,000            269,000
        Machinery and equipment ..........................     6,018,000          5,978,000
        Equipment held for rental ........................       320,000            320,000
                                                            ------------       ------------
                                                               7,162,000          7,122,000

        Less accumulated depreciation ....................    (6,003,000)        (5,777,000)
                                                            ------------       ------------

                                                           $   1,159,000      $   1,345,000
                                                            ============       ============

Note 7 - Earnings Per Share
---------------------------

     Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following tabulation sets forth the calculation of basic and diluted earnings per share for the three and nine month periods ended March 31, 2002 and 2001.

                                                         Three Months Ended                 Nine Months Ended
                                                              March 31,                         March 31,
                                                              --------                          --------
                                                           2002           2001             2002              2001
                                                           ----           ----             ----              ----
Net income (loss)                                     $   469,000    $    253,000      $  1,180,000       $    (9,000)
                                                      ===========    ============      ============       ===========

Weighted average number of common
         shares outstanding                             5,414,357       5,408,733         5,411,067         5,408,733
Common stock equivalents - stock options                    3,871               -             5,801                 -
                                                      -----------    ------------      ------------       -----------
Weighted average number of common shares and
         common share equivalents outstanding           5,418,228       5,408,733         5,416,868         5,408,733
                                                      ===========    ============      ============       ===========

Basic earnings per share

                                                      $      0.09    $       0.05      $       0.22       $      0.00
                                                      ===========    ============      ============       ===========

Diluted earnings per share                            $      0.09    $       0.05      $       0.22       $      0.00
                                                      ===========    ============      ============       ===========

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Note 7 - Earnings Per Share (cont'd)
------------------------------------

         For the nine months ended March 31, 2001, the effect of any shares subject to options was not included in the calculation because to do so would be antidilutive.

Note 8 - Segment Information
----------------------------

         The Company's reportable segments are geophysical equipment and industrial products. The following table provides selected financial information for the Company's segments for the nine months ended March 31, 2002 and 2001.

Nine months ended March 31, 2002
--------------------------------

                                            Geophysical        Industrial
                                             Equipment          Products            Total
                                             ---------          --------            -----
Sales                                     $   11,433,000     $    1,798,000     $  13,231,000
Interest income                                   27,000                  -            27,000
Interest expense                                 183,000                  -           183,000
Depreciation and amortization                    213,000             27,000           240,000
Income before income taxes                     1,766,000            168,000         1,934,000
Total assets                                  18,768,000          5,802,000        24,570,000
Fixed asset additions                             36,000             14,000            50,000

Nine months ended March 31, 2001
--------------------------------

                                            Geophysical        Industrial
                                             Equipment          Products            Total
                                             ---------          --------            -----
Sales                                     $    8,161,000     $    2,320,000     $  10,481,000
Interest income                                   32,000                  -            32,000
Interest expense                                 291,000                  -           291,000
Depreciation and amortization                    516,000            192,000           708,000
Income (loss) before income taxes               (182,000)           420,000           238,000
Total assets                                  18,248,000          5,936,000        24,184,000
Fixed asset additions                             76,000              6,000            82,000

The Company does not allocate income taxes to its segments.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation (i) the risk of technological change relating to the Company's products and the risk of the Company's inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company's products due to fluctuations in energy industry activity, (iii) the Company's reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, and
(v) risk of fluctuations in future operating results. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe," "in the opinion of," and similar expressions are intended to identify forward-looking statements.

Overview

Sales for the Company's geophysical products are related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. Because of the rapid decline in oil prices in 1999, oil companies reduced exploration budgets, which caused the Company's customers, primarily seismic contractors, to reduce activities. This reduction in activity resulted in underutilized and idle seismic vessels. During the last half of fiscal 2001 and into the third quarter of fiscal 2002, there has been an increase in marine seismic exploration activity which has benefited the Company's geophysical equipment sales and profitability.

As for the industrial products segment of the Company's business, sales continue to be adversely affected by the general slowdown in the national economy.

Liquidity and Capital Resources

At March 31, 2002, the Company had $2,734,000 in cash and cash equivalents. For the nine months ended March 31, 2002, cash and cash equivalents increased by $1,405,000. Cash flow from operating activities after changes in working capital items was $2,730,000 for the nine months ended March 31, 2002, primarily due to the operating profit for that period and a decrease in the level of accounts receivable.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                                   (CONTINUED)
                                   -----------

Liquidity and Capital Resources (cont'd)

For the nine months ended March 31, 2002, the Company used $50,000 for capital expenditures. The Company does not anticipate capital expenditures for the current fiscal year to exceed $100,000 which will be funded by operating cash flow.

The Company used $1,275,000 during the nine months ended March 31, 2002 for the scheduled payment of the note issued in connection with the A-G Geophysical Products, Inc. acquisition.

At March 31, 2001, the Company had $1,384,000 of cash and cash equivalents. For the nine months ended March 31, 2001, cash and cash equivalents decreased by $1,143,000. Cash flow from operating activities after changes in working capital items was $214,000 for the nine months ended March 31, 2001, primarily due to the operating income for that period and higher accounts payable and accrued expenses partially offset by higher accounts receivable.

For the nine months ended March 31, 2001, the Company used $82,000 for capital expenditures and $1,275,000 for the scheduled payment of the A-G Geophysical Products, Inc. note.

Under the terms of the January 1, 1998 purchase agreement for Custom Products, the Company is required to make additional payments to the former owners of Custom Products in the maximum amount of $4,000,000 if sales of Custom Products increase to certain levels by December 2002. To date, additional payments have not been required because the sales have not met amounts specified in the agreement. In the opinion of management, no additional payments will have to be made.

In October 1998, the Company's board of directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its common stock in open market or private transactions. Although the program remains authorized, the Company does not anticipate any repurchase of shares in the near future.

Current cash and cash equivalent balances, anticipated cash flow from operations, and borrowing capacity under the Company's anticipated credit facility are considered adequate to meet foreseeable operating needs.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (CONTINUED)
                                   -----------

Results of Operations

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Sales for the nine months ended March 31, 2002 increased by $2,750,000 or 26% from the corresponding period last year. Sales of geophysical equipment increased by $3,272,000 or 40% reflecting an increase in marine seismic activity. This increase was partially offset by a $522,000 decrease in sales of industrial products compared to last year, as that business was adversely affected by the general economic slowdown. During the nine months ended March 31, 2001, sales of geophysical equipment were depressed due to reduced activity by marine seismic contractors.

Cost of sales as a percentage of sales decreased from 58% for the nine months ended March 31, 2001 to 57% for the nine months ended March 31, 2002. The major reason for this improvement was increased manufacturing efficiencies associated with the higher sales volumes for geophysical equipment, partially offset by decreased manufacturing efficiencies for industrial products caused by the lower sales volume in that business segment.

Selling, general and administrative expenses increased by $197,000 or 6% for the nine months ended March 31, 2002 from the corresponding period last year primarily due to higher compensation costs and professional fees.

As indicated in Note 2 to the consolidated financial statements, SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted by the Company effective July 1, 2001. Accordingly, there was no goodwill amortization for the nine months ended March 31, 2002. For the nine months ended March 31, 2001, goodwill amortization was $495,000. The Company had been amortizing goodwill prior to July 1, 2001 over 20 years. If the adoption of SFAS No. 142 had been in effect on July 1, 2000, the reported net loss for the nine months ended March 31, 2001 of $9,000 would have been net income of $423,000.

Interest expense for the nine months ended March 31, 2002 was $183,000 which was $108,000 less than the year-ago period due to the lower average balance outstanding on the note issued for the A-G Geophysical Products, Inc. acquisition.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)
                                   -----------

Results of Operations (cont'd)

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001 (cont'd)

The provision for income taxes for the nine months ended March 31, 2002 was $754,000, an effective tax rate of 39%, which was 5% higher than the federal rate of 34% primarily due to the effect of state income taxes. The Company's tax provision for the first nine months of fiscal 2001 of $247,000 on income before taxes of $238,000 was significantly higher than the federal rate of 34% primarily due to the effect of goodwill amortization relating to the A-G Geophysical Products, Inc. acquisition which was not deductible for income tax purposes.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Sales for the three months ended March 31, 2002 increased by $355,000 or 8% from the corresponding period last year. Sales of geophysical equipment increased by $528,000 or 14% because of increased marine seismic activity. This increase was partially offset by a $173,000 decrease in sales of industrial products compared to last year, as that business was adversely affected by the general economic slowdown in the current fiscal year.

Cost of sales as a percentage of sales was 56% for the three months ended March 31, 2001 and March 31, 2002. Although cost of sales as a percentage of sales was unchanged, there was a decrease of 2% for the geophysical equipment segment, reflecting greater manufacturing efficiencies associated with higher sales volumes. However, the decrease was fully offset by an increase in cost of sales of industrial products, reflecting lower manufacturing efficiencies due to lower sales volumes.

Selling, general and administrative expenses increased by $50,000 or 4% for the three months ended March 31, 2002 from the corresponding period last year primarily due to higher compensation costs.

Amortization of goodwill decreased by $165,000 due to the adoption of SFAS No. 142.

Interest expense decreased $35,000 for the quarter for the same reason that caused the decrease for the nine-month period.

                           BOLT TECHNOLOGY CORPORATION
                           ---------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (CONTINUED)
                                   -----------

Results of Operations (cont'd)

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 (cont'd)

The provision for income taxes for the three months ended March 31, 2002 was $300,000, an effective tax rate of 39%, which was 5% higher than the federal rate primarily due to the effect of state income taxes. The provision for income taxes for the three months ended March 31, 2001 was $227,000, which reflects a tax rate that was substantially higher than the federal rate of 34%, primarily because of the effect of the A-G Geophysical Products, Inc. goodwill amortization which was not deductible for income tax purposes.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Not applicable.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibit.
         -------

         3.1 By-Laws of the Company, as amended and restated effective January 16, 2002.

(b)      Reports on Form 8-K.
         --------------------

         No reports on Form 8-K were filed by the Company during January, February and March 2002.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BOLT TECHNOLOGY CORPORATION

Date:  May 10, 2002                /s/ Raymond M. Soto
                                   --------------------------------------------
                                   Chairman of the Board, President and Chief
                                   Executive Officer

Date:  May 10, 2002                /s/ Joseph Espeso
                                   --------------------------------------------
                                   Senior Vice President-Finance and
                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Document
-----------   --------

    3.1 By-laws of the Company, as amended and restated effective January 16, 2002.