Form 10-K
period 2002-06-30
BOLT TECHNOLOGY CORP
filed 2002-09-26
CIK 354655

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2002
                                       or
           [_]Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock, without par value, held by non-affiliates on September 12, 2002: $22,418,000.

As of September 20, 2002 there were 5,414,357 shares of Common Stock, without par value, outstanding.

                       Documents Incorporated By Reference
   Definitive Proxy Statement for 2002 Annual Meeting, which will be filed no later than 120 days after June 30, 2002, is incorporated by reference in Part III to the extent stated in this report.

Note Regarding Forward-Looking Statements

Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company's products and the risk of the Company's inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company's products due to fluctuations in energy industry activity, (iii) the Company's reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, and
(v) the risk of fluctuations in future operating results. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward-looking statements.

                                     PART I

Preliminary Note: In this annual report on Form 10-K, we refer to Bolt Technology Corporation and its subsidiaries as "we", "our", "us", "the registrant" or "the Company", unless the context clearly indicates otherwise.

ITEM 1.  Business

The Company was organized as a corporation in 1962. We operate in two business segments: geophysical equipment and industrial products. Geophysical equipment includes the development, manufacture and sale of marine seismic energy sources and underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers used by the marine seismic industry. Our industrial products segment manufactures and sells miniature industrial clutches, brakes and sub-fractional horsepower electric motors. See Note 9 to the consolidated financial statements for information regarding industry segments and sales by geographic areas. A description of the Company's products follows. During fiscal 2000 and 2001, demand for the Company's geophysical products decreased due to reductions in capital spending by seismic contractors, consolidations and mergers among energy producers and excess geophysical equipment in the field causing weak demand for new equipment. Market conditions have improved in the last half of fiscal 2001 and into fiscal 2002.

Geophysical Equipment

Marine Air Guns

Energy sources, such as our air guns, used in seismic exploration create elastic waves at frequencies that readily travel to great depths in the earth. As elastic waves travel through the earth, portions are reflected by variations in the underlying rock layers and the reflected energy is received as signals by devices known as hydrophones. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data forms the basis for decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process. A seismic exploration vessel may tow 60 to 70 air guns along with multiple hydrophone streamers of 6,000 to 10,000 meters in length. The air guns are fired simultaneously every 75 to 150 feet along the survey line. Over the past ten years, improvements in drilling success rates through the

ITEM 1.  Business (cont'd.)

Geophysical Equipment (cont'd.)

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

Our long-life marine air guns, introduced in the late 1990s, extend the period between routine air gun maintenance cycles. These guns also provide improved high peak sound pressure levels and improved frequency spectrum as compared with older models. These improved characteristics are advantageous to geoscientists in designing 3-D surveys. A retro-fit kit, which incorporates the improvements of the long-life guns, allows users to easily upgrade older air gun models to the long-life standard.

In fiscal 2000, we completed the initial development of our Annular Port Air Gun ("APG"). This new design provides significant improvements in both operating efficiency and acoustic output. The principal feature of the Annular Port Air Gun is an annulus containing the air chamber and shuttle valve surrounding a hollow passage through which air supply hoses and electrical control cables are routed. This new configuration permits the implementation of simplified multi-gun arrays that produce less towing drag while being easier to deploy and retrieve than conventional air gun arrays. Significant improvements in operating efficiency are also achieved by shielding fragile hoses and cables from the effects of the high pressure air blast released from the air gun. In fiscal 2001 and 2002, we continued to test and refine the APG technology, but to date we have not sold any units.

We sell various models of air guns that range in price from $3,000 to $76,000. A majority of the air guns sold are priced in the $10,000 range. A significant source of our revenue comes from the sale of replacement parts.

Underwater Cables, Connectors and Hydrophones

Our marine cables and connectors are injection molded of thermoplastic polyurethane designed for marine air gun firing lines, bulkhead connectors and other connectors which are needed from the rear of the seismic vessel to the marine air guns. The cables and connectors are primarily for use with marine air guns and firing control systems where the connector is operating in close proximity to the high pressure release of air from marine air guns. We manufacture cables and connectors that can be used with marine air guns manufactured by us as well as air guns manufactured by others.

Our signature hydrophones and pressure transducers are designed for marine applications in a high shock environment. Their primary use is with marine air gun firing and control systems. The purpose of the hydrophone and pressure transducer is for near field measurements of the outgoing energy waveforms from marine air guns.

Industrial Products

Our Industrial Products segment spans two basic disciplines: power transmission (miniature industrial clutches and brakes) and motion control (sub-fractional horsepower electric motors). Our clutch and brake products include a complete line of mechanical and pneumatic precision miniature slip clutches, one-way clutches,

ITEM 1.  Business (cont'd.)

Industrial Products (cont'd.)

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

Foreign Sales

During fiscal 2002, 2001 and 2000, approximately 58%, 46% and 41%, respectively, of the Company's sales were derived from customers outside the United States. See Note 9 to the consolidated financial statements for the geographic distribution of sales.

Backlog

Geophysical Equipment

Because of the short period between order and shipment dates for the principal portion of geophysical equipment sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales.

Industrial Products

As of June 30, 2002, we had an order backlog of $622,000 as compared to $816,000 at June 30, 2001. It is estimated that substantially all of the backlog as of June 30, 2002 will be shipped during the fiscal year ending June 30, 2003.

Competition

Geophysical Equipment

Our marine air guns compete primarily with marine air guns manufactured by Input/Output, Inc. and Seismic Systems, Inc. Our principal competitor for connectors and cables is Input/Output, Inc. We believe that technology, product reliability and durability are the primary bases of competition in the market for geophysical equipment and that the remaining competitive factors in the industry are field product support and price. We believe that we compete effectively with respect to each of these factors, although there can be no assurance that

ITEM 1.  Business (cont'd.)

Competition (cont'd.)

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

Marketing

Geophysical Equipment

Our principal customers for geophysical equipment are seismic contractors, which operate seismic vessels for collection of seismic data in accordance with their customers' specifications or for their own seismic data libraries and foreign national oil and gas companies.

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

In general, products are sold on standard 30-day credit terms. In certain instances, we require our customers to furnish letters of credit payable upon shipment or advance payments. In limited cases, the Company allows customers extended payment terms of up to 12 months.

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

Research and Development

Our ability to compete successfully depends upon, among other things, the development of new products as well as the improvement of the technical capabilities of our existing products. During the fiscal years 2002, 2001, and 2000, we spent $253,000, $271,000, and $348,000, respectively, to develop new products and to upgrade

ITEM 1.  Business (cont'd.)

Research and Development (cont'd.)

existing products. The Company's primary research and development efforts over the last three years have been focused on the development and field testing of the Annular Port Air Gun.

Employees

As of June 30, 2002, we employed approximately 89 people on a full-time basis, all of whom are employed in the United States. We are not a party to any collective bargaining agreement and have had no work stoppages. We believe that our employee relations are good.

Manufacturing and Raw Materials

We manufacture and assemble our geophysical equipment in Norwalk, Connecticut and Cypress, Texas and manufacture our industrial products in North Haven, Connecticut. Our manufacturing and assembly operations consist of machining or molding the necessary components and assembling and testing the final product. We maintain adequate levels of inventory to enable us to satisfy customer requirements within the shortest amount of time. The raw materials used in our products are generally in adequate supply. For some marine air gun orders, we occasionally supply auxiliary equipment such as compressors, air gun controllers or towing equipment manufactured by others. We have not experienced any supply problems with respect to these auxiliary items. Because we manufacture based on customer orders, no inventory of fully assembled finished products is maintained.

Regulatory Matters

We believe that we are currently in compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not resulted in a significant expense in the past and we do not foresee the need for material expenditures to ensure compliance with such laws and regulations as they currently exist.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks and other measures. We currently own more than 22 United States patents and 30 patents in foreign countries relating to the manufacture of our products. These patents have been of value in the growth of our business and may continue to be of value in the future. However, our business is generally not dependent upon the protection of any patent and would not be materially affected by the expiration thereof.

Major Customers

Geophysical Equipment

Historically, a significant portion of our sales has been attributable to a few large customers. In fiscal year 2002, WesternGeco and VeritasDGC accounted for 17% and 14%, respectively, of consolidated sales. The loss of WesternGeco or VeritasDGC as a customer or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

ITEM 1.  Business (cont'd.)

Major Customers (cont'd.)

Industrial Products

No customer accounted for more than 10% of consolidated revenue in fiscal year 2002.

ITEM 2.  Properties

The following table sets forth certain information with respect to the Company's principal properties:

                                                                    Approximate
                                                                       Area             Expiration
Location                          Nature of Property                (Sq. Feet)         Date of Lease
--------                          ------------------                ----------         -------------
Norwalk, Connecticut                 Manufacturing                    22,300           month-to-month
Norwalk, Connecticut         Administration/Engineering/Sales          6,600           month-to-month
Houston, Texas                        Sales Office                     3,000                2004
North Haven, Connecticut             Manufacturing                     6,500                2004
Cypress, Texas                       Manufacturing                    30,000                2005

Geophysical equipment is manufactured and assembled in the Norwalk, Connecticut and Cypress, Texas facilities. Industrial Products are manufactured in the North Haven, Connecticut facility. In the opinion of the Company's management, the properties described above are in good condition and repair and are suitable and adequate for the Company's purposes. The properties are currently fully utilized on a one-shift basis, which provides sufficient productive capacity.

The building located in Cypress, Texas is leased from the former shareholder of A-G Geophysical Products, Inc. which was acquired by the Company in April 1999. Monthly rental payments are $10,750. The Company has an option to purchase the facility for $1,000,000 during the term of the lease.

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

None.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is listed on the American Stock Exchange under the symbol "BTJ". The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated:

Fiscal 2002                              High           Low
-----------                              ----           ---
First Quarter                           $5.93          $4.56
Second Quarter                           4.95           4.25
Third Quarter                            5.60           4.45
Fourth Quarter                           4.74           4.00

Fiscal 2001                              High           Low
-----------                              ----           ---
First Quarter                           $5.44          $3.75
Second Quarter                           5.89           3.13
Third Quarter                            4.87           3.63
Fourth Quarter                           6.25           4.50

The number of stockholders of record at September 17, 2002 was 288 and does not include those stockholders who had shares in broker nominee accounts. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker "street names".

We have not paid a dividend since 1985. We do not intend to pay cash dividends on our Common Stock in the foreseeable future. Any future decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors that the Board of Directors may deem relevant.

Employee stock options to purchase an aggregate of 40,000 shares of Common Stock were exercised during fiscal year 2002. The stock options were granted under the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan. These shares were acquired pursuant to cashless exercises which resulted in exercising optionees receiving an aggregate of 5,624 shares of Common Stock. The issuance of the Common Stock was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.

Equity Compensation Plan Information

The following table sets forth aggregate information for the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan, which is the Company's only equity compensation plan in effect as of June 30, 2002, and which has been approved by the Company's stockholders:

------------------------------------------------------------------------------------------------------------------------------------
Plan category                  Number of securities to be        Weighted-average exercise        Number of securities remaining
                               issued upon exercise of           price of outstanding options,    available for future issuance
                               outstanding options, warrants     warrants and rights              under equity compensation plans
                               and rights                                                         (excluding securities reflected
                                                                                                  in column (a))
                                (a)                             (b)                               (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             169,000                           $6.24                           145,190
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                   -                               -                                 -
------------------------------------------------------------------------------------------------------------------------------------
Total                                    169,000                           $6.24                           145,190
------------------------------------------------------------------------------------------------------------------------------------

ITEM 6.  Selected Financial Data

The following table has been derived form the Company's audited financial statements and sets forth selected consolidated financial data with respect to the Company and its subsidiaries. This information should be read in conjunction with the consolidated financial statements provided elsewhere in this Form 10-K.

                                                                                       Years Ended June 30,
                                                                                       --------------------

                                                                   2002         2001          2000         1999          1998
                                                                   ----         ----          ----         ----          ----
(In thousands, except per share amounts)

Income Statement Data:

Sales ........................................................   $ 17,991     $ 15,496      $ 14,748     $ 19,591      $ 18,053
                                                                 --------     --------      --------     --------      --------

Costs and expenses:
     Cost of sales ...........................................      9,967        8,912         7,968       10,091         9,745
     Research and development ................................        253          271           348          386           216
     Selling, general and administrative .....................      4,520        4,250         4,257        3,804         3,300
     Amortization of intangibles .............................          -          660           660          335           114
     Interest expense (income), net ..........................        162          332           425          (34)          (98)
                                                                 --------     --------      --------     --------      --------
                                                                   14,902       14,425        13,658       14,582        13,277
                                                                 --------     --------      --------     --------      --------

Income before income taxes ...................................      3,089        1,071         1,090        5,009         4,776
Provision (benefit) for income taxes .........................      1,218          675           557          728          (358)(1)
                                                                 --------     --------      --------     --------      --------
Net income ...................................................   $  1,871     $    396      $    533     $  4,281      $  5,134
                                                                 ========     ========      ========     ========      ========

Per Share Data:
     Earnings per common share:
       Basic .................................................   $   0.35     $   0.07      $   0.10     $   0.81      $   1.00
       Diluted ...............................................   $   0.35     $   0.07      $   0.10     $   0.80      $   0.97
     Average number of common shares outstanding:
       Basic .................................................      5,412        5,409         5,387        5,293         5,146
       Diluted ...............................................      5,416        5,414         5,408        5,379         5,287

Financial Data:
     Working capital .........................................   $  8,479     $  5,572      $  7,791     $  7,651      $  6,500
     Total assets ............................................     22,860       24,734        25,038       27,887        16,462
     Current portion of note payable .........................          -        3,600         1,700        1,700             -
     Long-term debt ..........................................          -            -         3,600        5,300             -
     Stockholders' equity ....................................     20,700       18,829        18,433       17,865        13,043
     Cash dividends paid .....................................          -            -             -            -             -


(1) Reflects recognition of previously reserved tax benefits.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis should be read together with the consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. This discussion includes forward-looking statements about the demand for our products and future results. Please refer to the "Note Regarding Forward-Looking Statements" section of this Form 10-K.

Overview

Sales of the Company's geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. Because of the rapid decline in oil prices in 1999, oil companies reduced exploration budgets which caused the Company's customers, primarily seismic exploration contractors, to reduce activities. This reduction in activity resulted in underutilized and idle seismic vessels. With recent increases in oil and gas prices, seismic contractors have gradually reduced excess vessel capacity but the industry continues to remain cautious in its capital spending plans. During the last half of fiscal 2001 and in fiscal 2002, there has been an increase in marine seismic exploration activity which has benefited the Company's geophysical equipment sales and profitability.

As for the industrial products segment of the Company's business, sales continue to be adversely affected by the general slowdown in the national economy.

Liquidity and Capital Resources

At June 30, 2002, the Company had $1,474,000 in cash and cash equivalents. For the year ended June 30, 2002, cash and cash equivalents increased by $145,000. Cash flow from operating activities after changes in operating assets and liabilities was $3,827,000 for the year ended June 30, 2002, primarily due to net income and a decrease in the level of accounts receivable.

For the year ended June 30, 2002, the Company used $82,000 for capital expenditures which was funded from operating cash flow. For fiscal year 2003, capital expenditures are estimated to be $150,000 and are expected to be funded from operating cash flow.

The Company used cash of $3,600,000 during the year ended June 30, 2002 for the scheduled payments of a note issued in connection with the acquisition of A-G Geophysical Products, Inc. in 1999. In April 2002, the final payment was made and all obligations under this note were satisfied.

At June 30, 2001, the Company had $1,329,000 in cash and cash equivalents. For the year ended June 30, 2001, cash and cash equivalents decreased by $1,198,000. Cash flow from operating activities after changes in operating assets and liabilities was $585,000 for the year ended June 30, 2001, primarily due to net income and higher accounts payable and accrued liabilities partially offset by higher accounts receivable.

For the year ended June 30, 2001, the Company used $83,000 for capital expenditures and $1,700,000 for the scheduled payments of the A-G Geophysical Products, Inc. note.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Liquidity and Capital Resources (cont'd.)

In May 2002, the Company entered into a one-year $1,500,000 unsecured line of credit agreement with a bank to support working capital requirements. The details of this facility are summarized in Note 2 to the consolidated financial statements under "Credit Facility".

Under the terms of the 1998 asset purchase agreement for Custom Products Inc., the Company could have been required to make additional annual payments to the former owners in the maximum amount of $4,000,000 if net sales of Custom Products increase to certain levels by December 2002. To date, additional payments have not been required because the sales have not met amounts specified in the agreement. In the opinion of management, no additional payments will have to be made.

In October 1998, the Company's Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no firm plan to make repurchases.

Current cash and cash equivalent balances, the borrowing capacity under the new line of credit and projected cash flow from operations are considered adequate to meet foreseeable operating needs.

The Company's liquidity is not dependent on the use of off-balance sheet financing arrangements and the Company does not have any relationship with unconsolidated entities or any special purpose entities. The Company has not made any financial guarantees and all material obligations and commitments are summarized in Note 8 to the consolidated financial statements. In addition, the Company has not entered into any transactions with related persons or entities which are material to the Company's financial statements.

Results of Operations

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Sales for the year ended June 30, 2002 increased by $2,495,000 or 16% from the year ended June 30, 2001. Sales of geophysical equipment increased by $2,939,000 or 24% reflecting an increase in marine seismic activity. This increase was partially offset by a $444,000 or 15% sales decrease in sales of industrial products compared to the year ended June 30, 2001, as that business was adversely affected by the continuing general economic slowdown. During the first three quarters of fiscal year 2001, sales of geophysical equipment were depressed due to reduced activity by marine seismic contractors.

Cost of sales as a percentage of sales decreased from 58% for the year ended June 30, 2001 to 55% for the year ended June 30, 2002. The major reason for this improvement was increased manufacturing efficiencies associated with the higher sales volumes for geophysical equipment, partially offset by decreased manufacturing efficiencies for industrial products caused by the lower sales volume in that segment.

Selling, general and administrative expenses increased by $270,000 or 6% for the year ended June 30, 2002 versus the previous fiscal year primarily due to higher compensation costs and professional fees.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Results of Operations (cont'd.)

As indicated in Note 1 to the consolidated financial statements, SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted by the Company effective July 1, 2001. Accordingly, there was no goodwill amortization for the year ended June 30, 2002. For the year ended June 30, 2001, goodwill amortization was $660,000. The Company had been amortizing goodwill prior to July 1, 2001 over 20 years. If the adoption of SFAS No. 142 had been in effect on July 1, 2000, the reported net income of $396,000 would have increased to $963,000.

Interest expense for the year ended June 30, 2002 was $194,000 which was $175,000 less than the previous fiscal year due to the lower average balance outstanding on the A-G Geophysical Products, Inc. note.

The provision for income taxes for the year ended June 30, 2002 was $1,218,000, an effective tax rate of 39%, which was higher than the federal statutory rate of 34% primarily due to the effect of state income taxes. The Company's tax provision for the year ended June 30, 2001 of $675,000 on income before taxes of $1,071,000 was significantly higher than the federal statutory rate of 34% primarily due to the effect of goodwill amortization relating to the A-G Geophysical Products, Inc. acquisition which was not deductible for income tax purposes and a reduction in the amount of investment tax credit carry-forwards.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

Sales for the year ended June 30, 2001 increased by $748,000 or 5% from the year ended June 30, 2000. Sales of geophysical equipment increased by $1,256,000 or 11% reflecting the increase in the level of marine seismic activity over the low activity level in the previous year, including an increase in air gun systems sales in the last half of fiscal year 2001. This increase was partially offset by a $508,000 or 15% sales decrease in sales of industrial products compared to the previous last year, as that business was adversely affected by the general economic slowdown.

Cost of sales as a percentage of sales increased from 54% for the year ended June 30, 2000 to 58% for the year ended June 30, 2001. Despite the sales increase for geophysical equipment, cost of sales as a percentage of sales for that segment increased from 57% for the year ended June 30, 2000 to 60% for the year ended June 30, 2001 reflecting very low factory utilization in the first half of the year and the negative impact of auxiliary equipment purchased for marine air gun systems which have lower margins than the Company's proprietary products. Cost of sales as a percentage of sales for industrial products increased from 45% for the year ended June 30, 2000 to 47% for the year ended June 30, 2001 primarily due to decreased manufacturing efficiencies caused by the lower sales volume in that business segment.

Research and development costs decreased by $77,000 from $348,000 for the year ended June 30, 2000 to $271,000 for the year ended June 30, 2001 primarily due to the final development and testing of the "annular port gun," a new marine air gun.

Selling, general and administrative expenses decreased by $7,000 from $4,257,000 for the year ended June 30, 2000 to $4,250,000 for the year ended June 30, 2001. There was no significant change in any individual selling, general and administrative expense item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Results of Operations (cont'd.)

Interest expense for the year ended June 30, 2001 was $369,000 which was $141,000 less than the previous fiscal year due to the lower average balance outstanding on the A-G Geophysical Products, Inc. note.

Interest income for the year ended June 30, 2001 was $37,000 which was $48,000 less than the previous fiscal year due to lower average cash and cash equivalents balances and lower interest rates.

The provision for income taxes for the year ended June 30, 2001 was $675,000, an effective tax rate of 63%, which was higher than the federal statutory rate of 34% primarily due to the effect of the goodwill amortization relating to the A-G Geophysical Products, Inc. acquisition which was not deductible for income tax purposes and a reduction in the amount of the investment tax credit carry-forwards. The Company's tax provision for the year ended June 30, 2000 of $557,000 on income before taxes of $1,090,000 was significantly higher than the federal statutory rate of 34% primarily due to the effect of goodwill amortization relating to the A-G Geophysical Products, Inc. acquisition which was not deductible for income tax purposes and state income taxes.

Critical Accounting Policies:

The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments.

Based on this definition, our most critical policies include: recording of inventory reserves; deferred taxes; and the assessment of recoverability of goodwill and other intangible assets. Below, we discuss these policies further. We also have other key accounting policies including policies for revenue recognition. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 to the consolidated financial statements. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

Inventory Reserves

We establish reserves to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances including when products are not expected to be saleable. The reserve recorded is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record changes in inventory reserves in cost of sales.

Deferred Taxes

We apply an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Critical Accounting Policies (cont'd.)

expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income.

Goodwill and Intangible Assets

In connection with acquisitions, we determine the amounts and related useful lives assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of estimated useful lives, have been performed by qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS No. 142, "Goodwill and Other Intangible Assets", we will review goodwill annually or more frequently if impairment indicators arise for impairment.

Recent Accounting Developments:

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the adoption of SFAS 143 will not have a material impact on our results of operations or financial position.

Accounting for Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Recent Accounting Developments (cont'd.)

a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We believe that the adoption of SFAS 144 will not have a material impact on our results of operations or financial position.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicablity under changed conditions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. We believe that the adoption of SFAS 145 will not have a material impact on our results of operations or financial condition.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring")("EITF 94-3"). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe that the adoption of SFAS 146 will not have a material impact on our results of operations or financial position.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8.  Financial Statements and Supplementary Data

See Item 14 for an Index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Schedule are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information as to directors and executive officers required by Item 10 is incorporated by reference to the information appearing under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K (the "Definitive Proxy Statement").

ITEM 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Definitive Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information under the caption "Equity Compensation Plan Information" under Item 5 of this Form 10-K and the information appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Definitive Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements                                    Page Number
                                                                     -----------
Independent Auditors' Report                                             18
Consolidated Balance Sheets as of June 30, 2002 and 2001                 19
Consolidated Statements of Income for the
    Years Ended June 30, 2002, 2001 and 2000                             20
Consolidated Statements of Cash Flows for the
    Years Ended June 30, 2002, 2001 and 2000                             21
Notes to Consolidated Financial Statements                              22-34

Financial Statement Schedule for the Years Ended
June 30, 2002, 2001 and 2000

II - Valuation and Qualifying Accounts                                   35

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

3.1 Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001).

3.2 By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002).

10.1 Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 1998).

10.2 Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 30, 1999).

10.3 Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001).

10.4 Bolt Technology Corporation Severance Compensation Plan.*

10.5 Commercial Loan Agreement, dated May 15, 2002, by and among Bolt Technology Corporation and Fleet National Bank.*

21.  Subsidiaries of the Registrant.*

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

Reports on Form 8-K

None.



*filed herewith

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bolt Technology Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2002, and 2001, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
August 15, 2002

                  Bolt Technology Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                             June 30,
                                                                             --------
                  Assets                                              2002             2001
                                                                      ----             ----
Current Assets:
   Cash and cash equivalents ..................................  $  1,474,000      $  1,329,000
   Accounts receivable, less allowance for
    uncollectible accounts of $199,000 in
    2002 and $187,000 in 2001 .................................     3,509,000         4,607,000
   Inventories ................................................     4,734,000         4,492,000
   Deferred income taxes ......................................       704,000           923,000
   Other current assets .......................................        93,000           126,000
                                                                 ------------      ------------
              Total current assets ............................    10,514,000        11,477,000
                                                                 ------------      ------------

Plant and Equipment:
   Building and leasehold improvements ........................       555,000           555,000
   Geophysical equipment ......................................       269,000           269,000
   Machinery and equipment ....................................     6,017,000         5,978,000
   Equipment held for rental ..................................       320,000           320,000
                                                                 ------------      ------------
                                                                    7,161,000         7,122,000
      Less accumulated depreciation ...........................    (6,055,000)       (5,777,000)
                                                                 ------------      ------------
                                                                    1,106,000         1,345,000

Goodwill, net .................................................    11,170,000        11,276,000
Deferred Income Taxes .........................................             -           603,000
Other Assets ..................................................        70,000            33,000
                                                                 ------------      ------------
              Total assets ....................................  $ 22,860,000      $ 24,734,000
                                                                 ============      ============

              Liabilities and Stockholders' Equity

Current Liabilities:
   Note payable ...............................................  $          -      $  3,600,000
   Accounts payable ...........................................       495,000           984,000
   Accrued expenses ...........................................     1,540,000         1,321,000
                                                                 ------------      ------------
              Total current liabilities........................     2,035,000         5,905,000
Deferred Income Taxes..........................................       125,000                 -
                                                                 ------------      ------------
              Total liabilities ...............................     2,160,000         5,905,000
                                                                 ------------      ------------

Stockholders' Equity:
   Common stock, no par value, authorized
      9,000,000 shares; issued and outstanding
      5,414,357 shares in 2002 and 5,408,733
      in 2001 .................................................    26,152,000        26,152,000
   Accumulated deficit ........................................    (5,452,000)       (7,323,000)
                                                                   ----------      ------------
      Total Stockholders' Equity ..............................    20,700,000        18,829,000
                                                                 ------------      ------------
              Total liabilities and stockholders' equity ......  $ 22,860,000      $ 24,734,000
                                                                 ============      ============

See Notes to Consolidated Financial Statements.

                  Bolt Technology Corporation and Subsidiaries
                        Consolidated Statements of Income

                                                                For the Years Ended June 30,
                                                                ----------------------------

                                                           2002          2001            2000
                                                           ----          ----            ----
Revenues:
   Sales ...........................................   $ 17,991,000  $ 15,496,000   $  14,748,000

Costs and Expenses:

   Cost of sales ...................................      9,967,000     8,912,000       7,968,000
   Research and development ........................        253,000       271,000         348,000
   Selling, general and administrative .............      4,520,000     4,250,000       4,257,000
   Amortization of intangibles .....................              -       660,000         660,000
   Interest expense ................................        194,000       369,000         510,000
   Interest (income) ...............................        (32,000)      (37,000)        (85,000)
                                                       ------------  ------------   -------------
                                                         14,902,000    14,425,000      13,658,000
                                                       ------------  ------------   -------------

Income before income taxes .........................      3,089,000     1,071,000       1,090,000
Provision for income taxes .........................      1,218,000       675,000         557,000
                                                       ------------  ------------   -------------

      Net income ...................................   $  1,871,000  $    396,000   $     533,000
                                                       ============  ============   =============

Earnings per share:
   Basic ...........................................   $       0.35  $       0.07   $        0.10
   Diluted .........................................   $       0.35  $       0.07   $        0.10

Average number of common shares outstanding:

   Basic ...........................................      5,411,890     5,408,733       5,386,824
   Diluted .........................................      5,416,281     5,413,626       5,408,486

See Notes to Consolidated Financial Statements.

                  Bolt Technology Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                   For the Year Ended June 30,
                                                                   ---------------------------
                                                               2002            2001           2000
                                                               ----            ----           ----
Cash Flows From Operating Activities:
   Net income ..........................................   $ 1,871,000     $   396,000     $   533,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
      Depreciation and amortization ....................       321,000         954,000         940,000
      Deferred income taxes ............................     1,053,000         616,000         426,000
                                                           -----------     -----------     -----------
                                                             3,245,000       1,966,000       1,899,000

   Change in operating assets and liabilities:
      Accounts receivable ..............................     1,098,000      (2,519,000)        120,000
      Inventories ......................................      (242,000)         44,000         622,000
      Other assets .....................................        (4,000)         94,000         (70,000)
      Accounts payable .................................      (489,000)        564,000        (129,000)
      Accrued liabilities ..............................        70,000         436,000        (913,000)
      Income taxes payable .............................       149,000               -        (693,000)
                                                           -----------     -----------     -----------
       Net cash provided by operating activities........     3,827,000         585,000         836,000
                                                           -----------     -----------     -----------

Cash Flows From Investing Activities:
   Purchase of property and equipment ..................       (82,000)        (83,000)       (144,000)
                                                           -----------     -----------     -----------
       Net cash used in investing activities ...........       (82,000)        (83,000)       (144,000)
                                                           -----------     -----------     -----------

Cash Flows From Financing Activities:
   Exercise of stock options ...........................             -               -          35,000
   Repayment of debt ...................................    (3,600,000)     (1,700,000)     (1,700,000)
                                                           -----------     -----------     -----------
       Net cash used in financing activities ...........    (3,600,000)     (1,700,000)     (1,665,000)
                                                           -----------     -----------     -----------
Net increase (decrease) in cash ........................       145,000      (1,198,000)       (973,000)
Cash and cash equivalents at beginning of year .........     1,329,000       2,527,000       3,500,000
                                                           -----------     -----------     -----------
Cash and cash equivalents at end of year ...............   $ 1,474,000     $ 1,329,000     $ 2,527,000
                                                           ===========     ===========     ===========

Supplemental disclosure of cash flow information:
Cash transactions:
Interest paid ..........................................   $   194,000     $   369,000     $   510,000
Income taxes paid ......................................   $   121,000     $    62,000     $   873,000
Non-cash transactions:
Transfer of inventory to plant and equipment ...........             -     $   255,000               -

See Notes to Consolidated Financial Statements.

                           Bolt Technology Corporation
                   Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies

Bolt Technology Corporation operates in two business segments: geophysical equipment and industrial products. Geophysical equipment includes the development, manufacture and sale of marine seismic energy sources, underwater electrical connectors, cables, air gun signature hydrophones and pressure transducers. The industrial products segment manufactures and sells miniature industrial clutches, brakes and sub-fractional horsepower electric motors.

Principles of Consolidation:

The consolidated financial statements include the accounts of Bolt Technology Corporation and its subsidiary companies. All significant intercompany balances and transactions have been eliminated.

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

Fixed Assets and Depreciation:

Plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 5 to l0 years for machinery and equipment and rental assets, 1 to l0 years for geophysical equipment, 15 to 30 years for buildings, and over the term of the lease for leasehold improvements. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred.

Goodwill:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and was being amortized using the straight-line method over 20 years. Accumulated amortization at June 30, 2002 and 2001 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The initial assessment for goodwill impairment was completed and the results indicated no impairment of the Company's recorded goodwill.

If the adoption of SFAS No. 142 had been in effect on July 1, 2000, net income and earnings per share would have been as indicated below:

                           Bolt Technology Corporation
                   Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies (cont'd.)

Goodwill:

                                                                   Year ended June 30,
                                                                   -------------------
                                                             2002                      2001
                                                             ----                      ----
Reported net income                                       $1,871,000                $ 396,000
Elimination of goodwill amortization, net of tax effect            -                  567,000
                                                          ----------                ---------
Adjusted net income                                       $1,871,000                $ 963,000
                                                          ==========                =========

Basic and diluted earning per share:

Reported net income                                       $     0.35                $    0.07
Elimination of goodwill amortization, net of tax effect            -                     0.10
                                                          ----------                ---------
Adjusted net income                                       $     0.35                $    0.17
                                                          ==========                =========


As a result of an acquisition in fiscal year 1998, the Company generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction during fiscal year 2002 of $106,000 is a result of the tax benefits generated by the excess tax deductions.

Revenue Recognition and Warranty Costs:

Sales revenue is recognized when the risk of ownership has been transferred to the buyer, which is generally upon shipment. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 in the fourth quarter of 2001, retroactive to July 1, 2000. The adoption of SAB 101 had no effect on the Company's financial position or results of operations. Warranty costs and product returns incurred by the Company have not been significant.

Income Taxes:

The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities.

Stock-Based Compensation:

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1997. Under SFAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS No. 123. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for grants under the Company's stock option plan.

                           Bolt Technology Corporation
                   Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies (cont'd.)

Long-Lived Assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company believes that no material impairment existed at June 30, 2002.

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

                                                                    Years Ended June 30,
                                                                    --------------------
                                                              2002          2001          2000
                                                              ----          ----          ----
     Net income available to
         common stockholders                              $ 1,871,000    $  396,000    $  533,000
                                                          ===========    ==========    ==========
     Divided by:
          Weighted average common shares                    5,411,890     5,408,733     5,386,824
          Weighted average common share equivalents             4,391         4,893        21,662
                                                          -----------    ----------    ----------
      Total weighted average common
         shares and common share equivalents                5,416,281     5,413,626     5,408,486
                                                          ===========    ==========    ==========

      Basic earnings per share                            $      0.35    $     0.07    $     0.10
                                                          ===========    ==========    ==========

      Diluted earnings per share                          $      0.35    $     0.07    $     0.10
                                                          ===========    ==========    ==========

The above calculations do not include options to acquire 160,000 shares, 148,000 shares and 183,000 shares in the years ended June 30, 2002, 2001, and 2000, respectively, since their inclusion would have been anti-dilutive.

                           Bolt Technology Corporation
                   Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies (cont'd.)

Recent Accounting Developments:

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the adoption of SFAS 143 will not have a material impact on our results of operations or financial position.

Accounting for Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We believe that the adoption of SFAS 144 will not have a material impact on our results of operations or financial position.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical

                           Bolt Technology Corporation
                   Notes To Consolidated Financial Statements

Note 1 - Description of Business and Significant Accounting Policies (cont'd.)

corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. We believe that the adoption of SFAS 145 will not have a material impact on our results of operations or financial condition.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94.3"). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe that the adoption of SFAS 146 will not have a material impact on our results of operations or financial position.

Note 2 - Debt

Note Payable

In connection with the 1999 acquisition of A-G Geophysical Products, Inc., the Company issued a $7,000,000 note to the selling shareholder for a portion of the purchase price. The balance of the note at June 30, 2001 was $3,600,000. The Company made required quarterly principal payments of $425,000 on August 1, 2001, November 1, 2001 and February 1, 2002, with the final principal payment of $2,325,000 in April 2002. Therefore, all obligations under this note have been satisfied.

Credit Facility

In May 2002, the Company entered into a one-year $1,500,000 unsecured line of credit agreement with a bank to support working capital requirements. The agreement provides for, among other things, an interest rate option of prime rate or libor plus 1.75 percent and a fee of .375 basis points per annum on the unutilized portion of the facility. In addition, the agreement contains certain financial covenants including (i) maintaining a debt service coverage ratio of at least 3-to-1, (ii) maintaining a ratio of total liabilities to tangible net worth of not greater than 2-to-1 and (iii) that the Company cannot report more than two consecutive quarters of losses or a loss for any fiscal year. The Company is in compliance with all covenants of the agreement at June 30, 2002, and to date there have been no borrowings under this facility.

                           Bolt Technology Corporation
                   Notes To Consolidated Financial Statements

Note 3 - Inventories

Inventories, net of reserves, at June 30 consist of the following:

                                                          2002            2001
                                                          ----            ----

          Raw materials and sub-assemblies            $4,233,000      $4,095,000
          Work-in-process                                501,000         397,000
                                                      ----------      ----------
                                                      $4,734,000      $4,492,000
                                                      ==========      ==========

Note 4 - Income Taxes

Income tax expense consists of the following for the three years ended June 30:

                                          2002           2001            2000
                                          ----           ----            ----
          Current:
             Federal                   $        -     $   21,000      $   32,000
             State                        165,000         38,000          99,000
          Deferred:
             Federal                    1,053,000        616,000         426,000
                                       ----------     ----------      ----------
               Income tax expense      $1,218,000     $  675,000      $  557,000
                                       ==========     ==========      ==========

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes is as follows:

                                                            Year Ended June 30,
                                                            --------------------
                                                           2002     2001    2000
                                                           ----     ----    ----

   Federal income taxes at the statutory rate               34%      34%     34%
   State income taxes, net of federal tax benefit            5        3       6
   Nondeductible expenses, principally goodwill
      in 2001 and 2000                                       1       17      11
   Reduction in investment tax credit carry-forward          1       14       -
   Exempt income from foreign sales                         (2)      (5)      -
                                                           ---      ---     ---
           Federal income taxes at the effective rate       39%      63%     51%
                                                           ===      ===     ===

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 4 - Income Taxes (cont'd.)

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred income tax asset were as follows:

                                                            2002           2001
                                                            ----           ----
Deferred tax assets:
   Tax loss carry-forward                               $        -      $   841,000
   Investment tax credit carry-forward                           -           49,000
   Inventory reserves                                      347,000          339,000
   Allowance for doubtful accounts                          79,000           69,000
   Plant and equipment                                      22,000            7,000
   Alternative minimum tax credit carry-forward            278,000          318,000
                                                        ----------      -----------
       Gross deferred tax asset                            726,000        1,623,000
Deferred tax liability:
   Amortization of intangibles                            (147,000)         (97,000)
                                                        ----------      -----------
       Gross deferred tax liability                       (147,000)         (97,000)
                                                        ----------      -----------
       Net deferred tax asset                           $  579,000      $ 1,526,000
                                                        ==========      ===========

Note 5 - Benefit Plans

The Company maintains defined contribution retirement plans covering substantially all employees who satisfy the age and service requirements of the plans. The Company's contributions to the plans for the years ended June 30, 2002, 2001, and 2000 amounted to $191,000, $200,000, and $150,000, respectively.

Note 6 - Stock Options

The Company's 1993 Stock Option Plan provides for the granting of options to purchase up to 550,000 shares of Common Stock of the Company at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period of up to ten years. The plan also provides for the granting to non-employee directors of options to purchase 3,000 shares of Common Stock each time they are elected directors.

A summary of the Stock Option Plan at June 30, 2002, 2001, and 2000 and the changes during the years ended on those dates is presented below.

                                           2002                   2001                   2000
                                    ------------------     ------------------      -----------------
                                              Weighted               Weighted               Weighted
                                              Average                Average                Average
                                              Exercise               Exercise               Exercise
                                    Shares     Price       Shares     Price        Shares    Price
                                    ------    --------     ------    --------      ------   --------
Outstanding at beginning of year    224,000    $5.84       203,000    $5.97       236,750    $5.20
   Granted                            3,000    $4.55        21,000    $4.56         9,000    $4.38
   Exercised                        (40,000)   $4.13            --       --       (41,000)   $1.15
   Canceled                         (18,000)   $5.70            --       --        (1,750)   $6.63
                                    -------                -------                -------
Outstanding at end of year          169,000    $6.24       224,000    $5.84       203,000    $5.97
                                    =======                =======                =======

There were 145,190 options available for future grants under the plan at June 30, 2002.
                                       28

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 6 - Stock Options (cont'd.)

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2002:

                              Options Outstanding                            Options Exercisable
             ------------------------------------------------------   ---------------------------------
Range of     Number Outstanding   Weighted Average      Weighted          Number            Weighted
Exercise             at              Remaining          Average         Exercisable         Average
Prices         June 30, 2002      Contractual Life   Exercise Price   At June 30, 2002   Exercise Price
-----------  ------------------   ----------------   --------------   ----------------   --------------
$4.38-$4.56        31,000             3.0 Years           $4.51             28,000           $4.50
$6.25-$7.75       138,000             0.7 Years           $6.62            138,000           $6.62
                  -------                                                  -------
                  169,000             1.1 Years           $6.24            166,000           $6.27
                  =======                                                  =======

The estimated fair value of options granted during 2002, 2001 and 2000 were $1.36, $2.66 and $2.12 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option grants. If compensation cost for the stock option grants had been determined based on the fair value at option grant dates in accordance with accounting provisions of FAS 123, the Company's net income and earnings per share for the years ended June 30, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

Net Income:                               2002             2001             2000
-----------                               ----             ----             ----

       As reported                  $1,871,000         $396,000         $533,000
       Pro forma                    $1,870,000         $331,000         $448,000

Basic earnings per share:
------------------------

       As reported                  $     0.35         $   0.07         $   0.10
       Pro forma                    $     0.35         $   0.06         $   0.08

Diluted earnings per share:
--------------------------

       As reported                  $     0.35         $   0.07         $   0.10
       Pro forma                    $     0.35         $   0.06         $   0.08

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 6 - Stock Options (cont'd.)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                        2002             2001            2000
                                        ----             ----            ----

Expected dividend yield                    0%               0%              0%
Expected stock price volatility           58%              62%             46%
Risk-free interest rate                 3.47%            6.00%           6.10%
Expected life (years)                      5                5               5

Note 7 - Stockholders' Equity

Changes in issued Common Stock and stockholders' equity for the three years ended June 30, 2002 were as follows:

                                                   Common Stock
                                               --------------------     Accumulated
                                              Shares          Amount      Deficit              Total
                                              ------          ------    ------------           -----
Balance June 30, 1999 ..................   5,370,378    $ 26,117,000    $ (8,252,000)    $ 17,865,000
     Exercise of stock options .........      38,355          35,000               -           35,000
     Net income ........................           -               -         533,000          533,000
                                           ---------    ------------    ------------     ------------
Balance June 30, 2000 ..................   5,408,733      26,152,000      (7,719,000)      18,433,000
     Net income ........................           -               -         396,000          396,000
                                           ---------    ------------    ------------     ------------
Balance June 30, 2001 ..................   5,408,733      26,152,000      (7,323,000)      18,829,000
     Exercise of stock options .........       5,624               -               -                -
     Net income ........................           -               -       1,871,000        1,871,000
                                           ---------    ------------    ------------     ------------
Balance June 30, 2002 ..................   5,414,357    $ 26,152,000    $ (5,452,000)    $ 20,700,000
                                           =========    ============    ============     ============

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

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 8 - Commitments and Contingencies (cont'd.)

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, note payable, accounts payable and accrued expenses reflected in the June 30, 2002 and 2001 balance sheets approximate carrying values at those dates.

Lease Commitments:

Rent expense amounted to $470,000, $453,000, and $455,000 for the years ended June 30, 2002, 2001, and 2000, respectively. Minimum annual rental commitments under operating leases with terms in excess of one year are as follows: 2003 - $189,000; 2004 - $183,000; and 2005 - $107,000.

The Company leases a building from the former shareholder of A-G Geophysical Products, Inc. for $10,750 per month. The lease agreement expires in April 2005.

Employment Agreements:

The Company has a severance compensation plan for certain executive officers and key employees of the Company which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan. The Company also has an employment agreement with its president and chief executive officer which provides for severance in the case of voluntary or involuntary termination or change in control. The employment agreement has a term through June 30, 2005, subject to extension as set forth in the agreement. The aggregate severance commitment under these agreements approximates $3,488,000 at June 30, 2002. The Company also has employment contracts with two other key executives. The aggregate amount due under these agreements, which expire in January and February 2003, respectively, is $234,000 at June 30, 2002.

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any current or pending litigation.

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 9 - Segment and Customer Information

The Company's reportable segments are geophysical equipment and industrial products. The following table provides selected financial information for each segment for the years ended June 30, 2002, 2001 and 2000.

                                       Geophysical     Industrial
Fiscal Year ended June 30, 2002         Equipment       Products       Total
-------------------------------         ---------       --------       -----

Sales                                  $15,447,000     $ 2,544,000  $ 17,991,000
Interest income                             32,000               -        32,000
Interest expense                           194,000               -       194,000
Depreciation and amortization              284,000          37,000       321,000
Income before income taxes               2,738,000         351,000     3,089,000
Segment assets                          18,165,000       4,695,000    22,860,000
Fixed asset additions                       65,000          17,000        82,000

                                       Geophysical     Industrial
Fiscal Year ended June 30, 2001         Equipment       Products       Total
-------------------------------         ---------       --------       -----

Sales                                  $12,508,000     $ 2,988,000  $ 15,496,000
Interest income                             37,000               -        37,000
Interest expense                           369,000               -       369,000
Depreciation and amortization              694,000         260,000       954,000
Income before income taxes                 590,000         481,000     1,071,000
Segment assets                          18,786,000       5,948,000    24,734,000
Fixed asset additions                       76,000           7,000        83,000

                                       Geophysical     Industrial
Fiscal Year ended June 30, 2000         Equipment       Products       Total
-------------------------------         ---------       --------       -----

Sales                                  $11,252,000     $ 3,496,000  $ 14,748,000
Interest income                             85,000               -        85,000
Interest expense                           510,000               -       510,000
Depreciation and amortization              684,000         256,000       940,000
Income before income taxes                 283,000         807,000     1,090,000
Segment assets                          18,820,000       6,218,000    25,038,000
Fixed asset additions                       84,000          60,000       144,000

The Company does not allocate income taxes to segments.

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 9 - Segment and Customer Information (cont'd.)

The following table reports sales by country for the years ended June 30, 2002, 2001 and 2000. Sales are attributed to each country based on the location of the customer.

                                                  2002             2001            2000
                                                  ----             ----            ----
         United States ....................   $ 7,509,000     $  8,321,000     $ 8,703,000
         Norway ...........................     3,501,000        2,546,000       2,025,000
         Peoples Republic of China ........       852,000        1,269,000         866,000
         United Kingdom ...................     1,786,000          689,000         602,000
         Former Soviet Union ..............     1,101,000          178,000          81,000
         Singapore ........................     1,598,000        1,171,000       1,385,000
         France ...........................       765,000          513,000         484,000
         Other ............................       879,000          809,000         602,000
                                              -----------     ------------     -----------
                                              $17,991,000     $ 15,496,000     $14,748,000
                                              ===========     ============     ===========


A relatively small number of customers has accounted for the Company's geophysical equipment segment sales. Customers accounting for 10% or more of consolidated sales for 2002, 2001 and 2000 are as follows:

                                               2002          2001        2000
                                               ----          ----        ----

         Customer A .......................     17%           17%         30%
         Customer B .......................     14            11          11


Note 10 - Supplementary Information

Accrued expenses at June 30 consist of the following:

                                                       2002             2001
                                                       ----             ----
         Compensation and related taxes .......   $   685,000       $   259,000
         Compensated absences .................       242,000           274,000
         Commissions payable ..................       309,000           609,000
         Professional fees ....................       106,000            64,000
         Income taxes payable .................       118,000                 -
         Other ................................        80,000           115,000
                                                  -----------       -----------
                                                  $ 1,540,000       $ 1,321,000
                                                  ===========       ===========

                           Bolt Technology Corporation
                   Notes to Consolidated Financial Statements

Note 11 - Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the years ended June 30, 2002 and 2001.

                                                                           Three Months Ended
                                                                           ------------------
                                                      Sept. 30          Dec. 31           March 31          June 30
                                                      --------          -------           --------          -------
2002
----
Sales                                               $ 4,191,000      $ 4,280,000       $ 4,760,000       $ 4,760,000
Cost of sales                                         2,505,000        2,350,000         2,640,000         2,472,000
Income before taxes                                     491,000          674,000           769,000         1,155,000
Net income                                              302,000          409,000           469,000           691,000
Basic and diluted earnings per share                $      0.06      $      0.07       $      0.09       $      0.13

                                                                           Three Months Ended
                                                                           ------------------
                                                      Sept. 30          Dec. 31           March 31          June 30
                                                      --------          -------           --------          -------
2001
----
Sales                                               $3,076,000       $ 3,000,000       $ 4,405,000       $ 5,015,000
Cost of sales                                        1,891,000         1,724,000         2,457,000         2,840,000
Income (loss) before taxes                            (256,000)           14,000           480,000           833,000
Net income (loss)                                     (214,000)          (48,000)          253,000           405,000
Basic and diluted earnings (loss) per share:        $    (0.04)      $     (0.01)      $      0.05       $      0.07

                           Bolt Technology Corporation

                 Schedule II - Valuation and Qualifying Accounts

                     For the Three Years Ended June 30, 2002

                                                  Additions Charged
                                    Balance At            To
                                   Beginning Of       Costs And                          Balance At
            Description               Year             Expenses          Deductions     End of  Year
            -----------            ------------   -----------------      ----------     ------------
Allowance for uncollectible
accounts:

     2000                          $360,000            $147,000          $ (33,000)        $474,000
     2001                           474,000             125,000           (412,000)         187,000
     2002                           187,000              97,000            (85,000)         199,000

Reserve for inventory
valuation:

     2000                          $860,000            $ 13,000                  -         $873,000
     2001                           873,000              42,000                  -          915,000
     2002                           915,000                   -                  -          915,000

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BOLT TECHNOLOGY CORPORATION

                                      By: /s/ Raymond M. Soto
                                          --------------------------------
                                          Raymond M. Soto
                                          (Chairman of the Board, President and
                                          Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                              Date
/s/ Raymond M. Soto                Chairman of the Board,               September 26, 2002
-----------------------------      President, Chief Executive
   (Raymond M. Soto)               Officer and Director
                                   (Principal Executive Officer)


/s/ Joseph Espeso                  Senior Vice President - Finance,     September 26, 2002
-----------------------------      Chief Financial Officer and
   (Joseph Espeso)                 Director (Principal Financial
                                   Officer and Principal
                                   Accounting Officer)


/s/ Kevin M. Conlisk               Director                             September 26, 2002
-----------------------------
   (Kevin M. Conlisk)


/s/ Michael H. Flynn               Director                             September 26, 2002
-----------------------------
   (Michael H. Flynn)


/s/ George R. Kabureck             Director                             September 26, 2002
-----------------------------
   (George R. Kabureck)


/s/ John H. Larson                 Director                             September 26, 2002
-----------------------------
   (John H. Larson)


/s/ Joseph Mayerick, Jr.           Director                             September 26, 2002
-----------------------------
   (Joseph Mayerick, Jr.)


/s/ Gerald H. Shaff                Director                             September 26, 2002
-----------------------------
   (Gerald H. Shaff)


/s/ Gerald A. Smith                Director                             September 26, 2002
-----------------------------
   (Gerald A. Smith)

CERTIFICATIONS

I, Raymond M. Soto, certify that:

1.   I have reviewed this annual report on Form 10-K of Bolt Technology
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002
                                               /s/ Raymond M. Soto
                                               -------------------------------
                                               Chairman of the Board, President
                                               and Chief Executive Officer

I, Joseph Espeso, certify that:

1.   I have reviewed this annual report on Form 10-K of Bolt Technology
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002
                                               /s/ Joseph Espeso
                                               -------------------------------
                                               Senior Vice President - Finance
                                               and Chief Financial Officer