Form 10-Q
period 2002-09-30
BOLT TECHNOLOGY CORP
filed 2002-11-12
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-10723

BOLT TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0773922 (I.R.S. Employer Identification No.)

Four Duke Place, Norwalk, Connecticut (Address of principal executive offices)	06854 (Zip Code)

Registrant’s telephone number, including area code: (203) 853-0700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	☐	No	☒

At November 12, 2002, there were 5,414,357 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

BOLT TECHNOLOGY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BOLT TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,

	2002	2001

Sales	$3,094,000	$4,191,000

Costs and Expenses:
Cost of sales	1,799,000	2,505,000
Research and development	60,000	56,000
Selling, general and administrative	992,000	1,079,000
Interest expense	—	71,000
Interest income	(5,000)	(11,000)

	2,846,000	3,700,000

Income before income taxes	248,000	491,000
Provision for income taxes	97,000	189,000

Net income	$151,000	$302,000

Earnings per share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
Shares Outstanding:
Basic	5,414,357	5,408,733
Diluted	5,414,357	5,421,669

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (unaudited)	June 30, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$2,522,000	$1,474,000
Accounts receivable, net	1,893,000	3,509,000
Inventories	4,855,000	4,734,000
Deferred income taxes	670,000	704,000
Other	112,000	93,000

Total current assets	10,052,000	10,514,000

Goodwill, net	11,159,000	11,170,000
Property and Equipment, net	1,031,000	1,106,000
Other Assets	79,000	70,000

Total assets	$22,321,000	$22,860,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$225,000	$495,000
Accrued liabilities	1,100,000	1,540,000

Total current liabilities	1,325,000	2,035,000
Deferred Income Taxes	145,000	125,000

	1,470,000	2,160,000
Stockholders’ Equity:
Common stock	26,152,000	26,152,000
Accumulated deficit	(5,301,000)	(5,452,000)

Total stockholders’ equity	20,851,000	20,700,000

Total liabilities and stockholders’ equity	$22,321,000	$22,860,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,

	2002	2001

Cash Flows From Operating Activities:
Net income	$151,000	$302,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	80,000	89,000
Deferred income taxes	65,000	170,000

	296,000	561,000
Changes in operating assets and liabilities:
Accounts receivable	1,616,000	1,262,000
Inventories	(121,000)	35,000
Other assets	(29,000)	(25,000)
Accounts payable and accrued liabilities	(710,000)	(149,000)

Net cash provided by operating activities	1,052,000	1,684,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,000)	(6,000)

Net cash used in investing activities	(4,000)	(6,000)

Cash Flows From Financing Activities:
Payment of note payable	—	(425,000)

Net cash used in financing activities	—	(425,000)

Net increase in cash and cash equivalents	$1,048,000	$1,253,000

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$8,000
Interest paid	$—	$71,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

          The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three month periods ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the three month periods ended September 30, 2002 and 2001 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal, recurring items.  Interim results are not necessarily indicative of results for a full year.  It is suggested that the September 30, 2002 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Note 2 - Goodwill

          Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted.  The standard also requires a test for goodwill impairment at least annually. A test of the Company’s recorded goodwill balances was conducted as of September 30, 2002, and it was determined that no impairment exists.

          As a result of an acquisition in fiscal year 1998, the Company generated tax deductible goodwill which exceeded the goodwill recorded for book purposes.  The goodwill reductions during the three month periods ended September 30, 2002 and 2001 of $11,000 and $10,000, respectively, are a result of the tax benefits generated by the excess tax deductions.

Note 3 - Credit Facility

          In May 2002, the Company entered into a one-year $1,500,000 unsecured line of credit agreement with a bank to support working capital requirements.  The agreement provides for, among other things, an interest rate option of prime rate, or LIBOR plus 1.75 percent, and a fee of .375 basis points per annum on the unutilized portion of the facility.  In addition, the agreement contains certain financial covenants including (i) maintaining a debt service coverage ratio of at least 3-to-1, (ii) maintaining a ratio of total liabilities to tangible net worth of not greater than 2-to-1, and (iii) that the Company cannot report two consecutive quarters of losses or a loss for any fiscal year.  The Company is in compliance with all covenants of the agreement at September 30, 2002, and to date there have been no borrowings under this facility.

BOLT TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - Income Taxes

          Components of income tax expense for the three months ended September 30, 2002 and 2001 are as follows:

	2002	2001

Current:
Federal	$11,000	$—
State	21,000	19,000
Deferred:
Federal	65,000	170,000

	$97,000	$189,000

Note 5 - Inventories

          Inventories, net of reserves, are comprised of the following:

	September 30, 2002	June 30, 2002

Raw materials and sub-assemblies	$4,305,000	$4,233,000
Work in process	550,000	501,000

	$4,855,000	$4,734,000

Note 6 - Property and Equipment

          Property and equipment are comprised of the following:

	September 30, 2002	June 30, 2002

Building and leasehold improvements	$555,000	$555,000
Geophysical equipment	269,000	269,000
Machinery and equipment	5,987,000	6,017,000
Equipment held for rental	320,000	320,000

	7,131,000	7,161,000
Less accumulated depreciation	(6,100,000)	(6,055,000)

	$1,031,000	$1,106,000

BOLT TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 - Earnings Per Share

          Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following tabulation sets forth the calculation of basic and diluted earnings per share for the three month periods ended September 30, 2002 and 2001.

	Three Months Ended September 30,

	2002	2001

Net income	$151,000	$302,000

Weighted average number of common shares outstanding	5,414,357	5,408,733
Common stock equivalents - stock options	—	12,936

Weighted average number of common shares and common share equivalents outstanding	5,414,357	5,421,669

Basic earnings per share	$0.03	$0.06

Diluted earnings per share	$0.03	$0.06

          For the three months ended September 30, 2002, the effect of any shares subject to options was not included in the calculation because to do so would have been antidilutive.

BOLT TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 - Segment Information

          The Company’s reportable segments are geophysical equipment and industrial products.  The following table provides selected financial information for the Company’s business segments:

Three months ended September 30, 2002
	Geophysical Equipment	Industrial Products	Total

Sales	$2,453,000	$641,000	$3,094,000
Interest income	5,000	—	5,000
Interest expense	—	—	—
Depreciation and amortization	71,000	9,000	80,000
Income before income taxes	162,000	86,000	248,000
Segment assets	17,609,000	4,712,000	22,321,000
Fixed asset additions	4,000	—	4,000

Three months ended September 30, 2001
	Geophysical Equipment	Industrial Products	Total

Sales	$3,580,000	$611,000	$4,191,000
Interest income	11,000	—	11,000
Interest expense	71,000	—	71,000
Depreciation and amortization	81,000	8,000	89,000
Income before income taxes	424,000	67,000	491,000
Segment assets	18,359,000	6,103,000	24,462,000
Fixed asset additions	6,000	—	6,000

The Company does not allocate income taxes to its segments.

BOLT TECHNOLOGY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, and (v) risk of fluctuations in future operating results.  The Company believes that forward-looking statements made by it are based on reasonable expectations.  However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.  The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” and similar expressions are intended to identify forward-looking statements.

Overview

Sales for the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices.  Because of a rapid decline in oil prices in 1999, oil companies reduced exploration budgets, which caused the Company’s customers, primarily seismic contractors, to reduce activities.  This reduction in activity resulted in underutilized and idle seismic vessels.  During the last half of fiscal 2001 and through fiscal 2002, there was an increase in marine seismic exploration activity, which benefited the Company’s geophysical equipment sales and profitability.  However, during the first quarter of fiscal 2003, the energy industry has become more cautious on exploration spending, which the Company believes reflects uncertain economic and political outlooks.  This reduction in spending has negatively impacted the Company’s geophysical equipment business and no complete energy source systems were shipped during the first quarter.  The Company has several complete energy source system proposals outstanding.  Assuming customers place orders based on these proposals, the Company expects that multiple systems will be shipped during the remainder of fiscal 2003.  Despite not having shipped any complete systems in the first quarter, cash flow generated from operations in this business segment totaled $233,000.  The Company is also encouraged regarding the emerging technology of oil field reservoir management utilizing 4-D seismic applications because the Company believes this new technology will increase demand for its energy source systems.

Sales for the industrial products segment of the Company’s business improved by $30,000 in the first quarter of fiscal 2003 versus the first quarter of fiscal 2002, reflecting a gradual improvement in the domestic economy and the addition of several new customers.

BOLT TECHNOLOGY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Liquidity and Capital Resources

At September 30, 2002, the Company had $2,522,000 in cash and cash equivalents.  For the three months ended September 30, 2002, cash and cash equivalents increased by $1,048,000.  Cash flow from operating activities after changes in working capital items was $1,052,000 for the three months ended September 30, 2002, primarily due to operating profit and a decrease in accounts receivable, partially offset by a decrease in current liabilities.

For the three months ended September 30, 2002, the Company used $4,000 for capital expenditures.  The Company does not anticipate capital expenditures for the current fiscal year to exceed $150,000 which will be funded by operating cash flow.

At September 30, 2001, the Company had $2,582,000 of cash and cash equivalents.  For the three months ended September 30, 2001, cash and cash equivalents increased by $1,253,000.  Cash flow from operating activities after changes in working capital items was $1,684,000 for the three months ended September 30, 2001, primarily due to operating profit for the quarter and a decrease in accounts receivable.

For the three months ended September 30, 2001, the Company used $6,000 for capital expenditures and $425,000 for the scheduled repayment of the debt issued for the acquisition of A-G Geophysical Products, Inc.

In May 2002, the Company entered into a one-year $1,500,000 unsecured line of credit agreement with a bank to support working capital requirements.  The details of this credit facility are summarized in Note 3 to the consolidated financial statements.

Under the terms of the January 1, 1998 purchase agreement for Custom Products Inc., the Company could be required to make additional annual payments to the former owners  in the maximum amount of $4,000,000 if net sales of Custom Products increase to certain levels by December 2002.  To date, additional payments have not been required because the sales have not met amounts specified in the agreement. In the opinion of management, no additional payments will have to be made.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions.  Although the program remains authorized, the Company has not repurchased any shares and currently has no firm plan to make repurchases.

Current cash and cash equivalent balances, anticipated cash flow from operations, and borrowing capacity under the Company’s credit facility are considered adequate to meet foreseeable operating needs.

The Company’s liquidity is not dependent on the use of off-balance sheet financing arrangements and the Company does not have any relationship with unconsolidated entities or any special purpose entities.  The Company has not made any financial guarantees. In addition, the Company has not entered into any transactions with related persons or entities which are material to the Company’s financial statements.

BOLT TECHNOLOGY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Results of Operations

Sales for the three months ended September 30, 2002 decreased by $1,097,000 or 26% from the corresponding period last year.  Sales of geophysical equipment decreased by $1,127,000 or 31% because of decreased marine seismic activity. In particular, there were no sales of complete energy source systems in the quarter ended September 30, 2002. This decrease was partially offset by a $30,000 or 5% increase in sales of industrial products compared to the quarter ended September 30, 2001.  This sales increase was attributable in part to the addition of several new customers.

Cost of sales as a percentage of sales decreased from 60% for the quarter ended September 30, 2001 to 58% for the quarter ended September 30, 2002.  The major reason for this improvement was lower manufacturing cost in the geophysical equipment segment reflecting sales mix and higher manufacturing efficiencies for the industrial products segment associated with higher sales volume.

Research and development cost increased by $4,000 from the corresponding quarter last year.  Such increase was not significant.

Selling, general and administrative expenses decreased by $87,000 or 8% for the three months ended September 30, 2002 from the three months ended September 30, 2001 due, primarily, to lower bad debt expense.

Interest expense for the quarter ended September 30, 2002 was zero and was $71,000 for the quarter ended September 30, 2001.  The reason for this decrease was the payment in full in April of 2002 of the note issued in connection with the A-G Geophysical Products, Inc. acquisition.

The provision for income taxes for the three months ended September 30, 2002 and 2001 was $97,000 and $189,000, respectively, an effective tax rate of approximately 39% in both periods.  This rate was higher than the federal statutory rate of 34% primarily due to the effect of state income taxes.

Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on the results the Company reports in its financial statements.  The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments.

BOLT TECHNOLOGY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Critical Accounting Policies (continued)

Based on this definition, the Company’s most critical policies include: recording of inventory reserves; deferred income taxes; and the assessment of recoverability of goodwill and other intangible assets.  These policies are discussed below.  The Company also has other key accounting policies including policies for revenue recognition.  The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on its reported results of operations for a given period. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information presently available.  Actual results may differ substantially from the Company’s estimates and the Company’s estimates could be different using different assumptions or conditions.

Inventory Reserves

The Company establishes reserves to reflect those conditions when the cost of the inventory is not expected to be recovered.  The Company reviews such circumstances including when products are not expected to be saleable.  The reserve recorded is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances.  The Company monitors inventory levels on a regular basis and records changes in inventory reserves in cost of sales.

Deferred Income Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates.  The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded.  If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income.

Goodwill and Intangible Assets

In connection with acquisitions, the Company determines the amounts and related useful lives assigned to goodwill and intangibles based on purchase price allocations.  These allocations, including an assessment of estimated useful lives, are performed by qualified independent appraisers using generally accepted valuation methodologies.  Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill annually or more frequently if impairment indicators arise.

BOLT TECHNOLOGY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 - Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries,  have evaluated the Company’s disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are adequate.  There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

BOLT TECHNOLOGY CORPORATION

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during July, August and September 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: November 12, 2002	/s/ RAYMOND M. SOTO

Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2002	/s/ JOSEPH ESPESO

Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Raymond M. Soto, Chairman of the Board, President and Chief Executive Officer of Bolt Technology Corporation, a Connecticut corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bolt Technology Corporation, the registrant;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

BOLT TECHNOLOGY CORPORATION
PART II - OTHER INFORMATION
(CONTINUED)

Certifications (continued)

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ RAYMOND M. SOTO

Raymond M. Soto DateChairman of the Board, President and Chief Executive Officer

BOLT TECHNOLOGY CORPORATION
PART II - OTHER INFORMATION
(CONTINUED)

Certifications (continued)

I, Joseph Espeso, Senior Vice President-Finance and Chief Financial Officer of Bolt Technology Corporation, a Connecticut corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bolt Technology Corporation, the registrant;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

BOLT TECHNOLOGY CORPORATION
PART II - OTHER INFORMATION
(CONTINUED)

Certifications (continued)

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ JOSEPH ESPESO

Joseph Espeso Senior Vice President-Finance and Chief Financial Officer