Form 10-Q
period 2002-12-31
BOLT TECHNOLOGY CORP
filed 2003-02-12
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-10723

BOLT TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-0773922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Duke Place, Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 853-0700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

At February 12, 2003, there were 5,414,357 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

BOLT TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Sales	$2,419,000	$4,280,000	$5,512,000	$8,471,000

Costs and Expenses:
Cost of sales	1,597,000	2,350,000	3,395,000	4,855,000
Research and development	46,000	66,000	106,000	122,000
Selling, general and administrative	1,050,000	1,138,000	2,042,000	2,217,000
Interest expense	—	61,000	—	132,000
Interest income	(5,000)	(9,000)	(10,000)	(20,000)

	2,688,000	3,606,000	5,533,000	7,306,000

Income (loss) before income taxes	(269,000)	674,000	(21,000)	1,165,000
Provision (benefit) for income taxes	(91,000)	265,000	6,000	454,000

Net income (loss)	$(178,000)	$409,000	$(27,000)	$711,000

Earnings (loss) per share:
Basic	$(0.03)	$0.08	$0.00	$0.13
Diluted	$(0.03)	$0.08	$0.00	$0.13
Shares Outstanding:
Basic	5,414,357	5,410,112	5,414,357	5,409,422
Diluted	5,414,357	5,410,707	5,414,357	5,416,188

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2002 (unaudited)	June 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$2,373,000	$1,474,000
Accounts receivable, net	1,534,000	3,509,000
Inventories	4,988,000	4,734,000
Deferred income taxes	787,000	704,000
Other	59,000	93,000

Total current assets	9,741,000	10,514,000

Goodwill, net	11,148,000	11,170,000
Property and Equipment, net	966,000	1,106,000
Other Assets	80,000	70,000

Total assets	$21,935,000	$22,860,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$232,000	$495,000
Accrued liabilities	864,000	1,540,000

Total current liabilities	1,096,000	2,035,000
Deferred Income Taxes	166,000	125,000

	1,262,000	2,160,000
Stockholders’ Equity:
Common stock	26,152,000	26,152,000
Accumulated deficit	(5,479,000)	(5,452,000)

Total stockholders’ equity	20,673,000	20,700,000

Total liabilities and stockholders’ equity	$21,935,000	$22,860,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(27,000)	$711,000
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	148,000	165,000
Deferred income taxes	(20,000)	445,000

	101,000	1,321,000
Changes in operating assets and liabilities:
Accounts receivable	1,975,000	1,662,000
Inventories	(254,000)	(125,000)
Other assets	24,000	22,000
Accounts payable and accrued liabilities	(939,000)	(692,000)

Net cash provided by operating activities	907,000	2,188,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(8,000)	(33,000)

Net cash used in investing activities	(8,000)	(33,000)

Cash Flows From Financing Activities:
Payment of note payable	—	(850,000)

Net cash used in financing activities	—	(850,000)

Net increase in cash and cash equivalents	899,000	1,305,000
Cash and cash equivalents at beginning of year	1,474,000	1,329,000

Cash and cash equivalents at end of period	$2,373,000	$2,634,000

Supplemental disclosure of cash flow information:
Income taxes paid	$7,000	$8,000
Interest paid	$—	$132,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

The consolidated balance sheet as of December 31, 2002, the consolidated statements of operations for the three month and six month periods ended December 31, 2002 and 2001 and the consolidated statements of cash flows for the six month periods ended December 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the December 31, 2002 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Note 2—Goodwill

Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also requires a test for goodwill impairment at least annually. A test of the Company’s recorded goodwill balances was conducted in November 2002 and it was determined that no impairment existed as of July 1, 2002.

As a result of an acquisition in fiscal year 1998, the Company generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reductions during the six month periods ended December 31, 2002 and 2001 of $22,000 and $20,000, respectively, are a result of the tax benefits generated by the excess tax deductions.

Note 3—Credit Facility

In May 2002, the Company entered into a one-year $1,500,000 unsecured line of credit agreement with a bank to support working capital requirements. The agreement provides for, among other things, an interest rate option of prime rate, or LIBOR plus 1.75 percent, and a fee of .375 basis points per annum on the unutilized portion of the facility. In addition, the agreement contains certain financial covenants including (i) maintaining a debt service coverage ratio of at least 3-to-1, (ii) maintaining a ratio of total liabilities to tangible net worth of not greater than 2-to-1, and (iii) that the Company cannot report two consecutive quarters of losses or a loss for any fiscal year. The Company is in compliance with all covenants of the agreement at December 31, 2002 and to date there have been no borrowings under this facility.

Note 4—Income Taxes

Components of income tax expense for the six months ended December 31, 2002 and 2001 are as follows:

	2002	2001
Current:
State	$27,000	$28,000
Deferred:
Federal	(21,000)	426,000

	$6,000	$454,000

Note 5—Inventories

Inventories, net of reserves, are comprised of the following:

	December 31, 2002	June 30, 2002
Raw materials and sub-assemblies	$4,495,000	$4,233,000
Work in process	493,000	501,000

	$4,988,000	$4,734,000

Note 6—Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2002	June 30, 2002
Building and leasehold improvements	$555,000	$555,000
Geophysical equipment	269,000	269,000
Machinery and equipment	5,990,000	6,017,000
Equipment held for rental	320,000	320,000

	7,134,000	7,161,000
Less accumulated depreciation	(6,168,000)	(6,055,000)

	$966,000	$1,106,000

Note 7—Earnings Per Share

Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following tabulation sets forth the calculation of basic and diluted earnings (loss) per share for the three month and six month periods ended December 31, 2002 and 2001.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net income (loss)	$(178,000)	$409,000	$(27,000)	$711,000

Weighted average number of common shares outstanding	5,414,357	5,410,112	5,414,357	5,409,422
Common stock equivalents—stock options	—	595	—	6,766

Weighted average number of common shares and common share equivalents outstanding	5,414,357	5,410,707	5,414,357	5,416,188

Basic earnings (loss) per share	$(0.03)	$0.08	$0.00	$0.13

Diluted earnings (loss) per share	$(0.03)	$0.08	$0.00	$0.13

For the three month and six month periods ended December 31, 2002, the effect of any shares subject to options was not included in the calculation because to do so would have been antidilutive.

Note 8—Segment Information

The Company’s reportable segments are geophysical equipment and industrial products. The following table provides selected financial information for the Company’s business segments:

Six months ended December 31, 2002

	Geophysical Equipment	Industrial Products	Total
Sales	$4,203,000	$1,309,000	$5,512,000
Interest income	10,000	—	10,000
Depreciation and amortization	130,000	18,000	148,000
Income (loss) before income taxes	(219,000)	198,000	(21,000)
Segment assets	17,226,000	4,709,000	21,935,000
Fixed asset additions	8,000	—	8,000

Six months ended December 31, 2001

	Geophysical Equipment	Industrial Products	Total
Sales	$7,213,000	$1,258,000	$8,471,000
Interest income	20,000	—	20,000
Interest expense	132,000	—	132,000
Depreciation and amortization	147,000	18,000	165,000
Income before income taxes	1,023,000	142,000	1,165,000
Segment assets	17,796,000	6,107,000	23,903,000
Fixed asset additions	23,000	10,000	33,000

The Company does not allocate income taxes to its segments.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Sales for the Company’s geophysical products are related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. Because of a rapid decline in oil prices in 1999, oil companies reduced exploration budgets, which caused the Company’s customers, primarily seismic contractors, to reduce activities. This reduction in activity resulted in underutilized and idle seismic vessels. Increasing oil prices during the last half of fiscal 2001 and through fiscal 2002 resulted in an increase in marine seismic exploration activity which benefited the Company’s geophysical equipment sales and profitability. However, during the first half of fiscal 2003, the energy industry has become more cautious on exploration spending, which the Company believes reflects uncertain economic and political outlooks. This slowdown in marine seismic activity was industrywide. The Company did not ship any complete energy source systems during the first and second quarters of fiscal 2003, and sales of replacement parts decreased significantly during the second quarter. The Company presently has several complete energy source system proposals outstanding and the Company is guardedly optimistic that some of these systems will be shipped during the remainder of fiscal 2003. The Company also continues to be encouraged as to the use of its energy source systems for 4-D seismic applications.

As for the industrial products segment of the Company’s business, sales improved in each of the first and second quarters of fiscal 2003, as compared to the same fiscal 2002 quarter, reflecting the addition of new customers.

Liquidity and Capital Resources

At December 31, 2002, the Company had $2,373,000 in cash and cash equivalents. For the six months ended December 31, 2002, cash and cash equivalents increased by $899,000. Cash flow from operating activities after changes in working capital items was $907,000 for the six months ended December 31, 2002, primarily due to a decrease in accounts receivable, partially offset by a decrease in current liabilities.

For the six months ended December 31, 2002, the Company used $8,000 for capital expenditures. The Company does not anticipate capital expenditures for the current fiscal year to exceed $100,000 which will be funded by operating cash flow.

At December 31, 2001, the Company had $2,634,000 in cash and cash equivalents. For the six months ended December 31, 2001, cash and cash equivalents increased by $1,305,000. Cash flow from operating activities after changes in working capital items was $2,188,000 for the six months ended December 31, 2001, primarily due to net income and a decrease in accounts receivable, partially offset by lower current liabilities.

For the six months ended December 31, 2001, the Company used $33,000 for capital expenditures and $850,000 for the scheduled repayment of the debt issued for the acquisition of A-G Geophysical Products, Inc.

In May 2002, the Company entered into a one-year $1,500,000 unsecured line of credit agreement with a bank to support working capital requirements. The details of this credit facility are summarized in Note 3 to the consolidated financial statements.

Under the terms of the January 1, 1998 purchase agreement for Custom Products Inc., the Company could have been required to make additional annual payments to the former owners in the maximum amount of $4,000,000 if net sales of Custom Products had increased to certain levels by December 2002. No payments were required because net sales targets were not met.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no firm plan to make repurchases.

Current cash and cash equivalent balances, anticipated cash flow from operations, and borrowing capacity under the Company’s credit facility are considered adequate to meet foreseeable operating needs for the balance of fiscal 2003.

The Company does not use off-balance sheet financing arrangements and does not have any relationship with unconsolidated entities or any special purpose entities. The Company has not made any financial guarantees and has not entered into any transactions with related persons or entities which are material to the Company’s financial statements.

Results of Operations

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001

Sales for the six months ended December 31, 2002 decreased by $2,959,000 or 35% from the corresponding period last year. Sales of geophysical equipment decreased by $3,010,000 or 42% because of the industry-wide slowdown in marine seismic activity. In particular, there were no sales of complete energy source systems and replacement part sales decreased significantly in the second quarter of fiscal 2003. This decrease was partially offset by a $51,000 or 4% increase in sales of industrial products compared to the six month period ended December 31, 2001, reflecting the addition of new customers.

Cost of sales as a percentage of sales increased from 57% for the six months ended December 31, 2001 to 62% for the six months ended December 31, 2002. The major reason for this increase was lower manufacturing efficiencies in the geophysical equipment segment reflecting significantly lower sales volumes for replacement parts and no complete energy source system sales.

Research and development costs decreased by $16,000 from the corresponding period last year. Such decrease is not significant and does not reflect any change in the Company’s ongoing research and development programs.

Selling, general and administrative expenses decreased by $175,000 or 8% for the six months ended December 31, 2002 from the six months ended December 31, 2001 due primarily to lower bad debt expense in the geophysical equipment segment.

Interest expense for the six months ended December 31, 2002 was zero and $132,000 for the six months ended December 31, 2001. The reason for this decrease was the payment in full in April 2002 of the note issued in connection with the A-G Geophysical Products, Inc. acquisition.

The provision for income taxes for the six months ended December 31, 2002 was $6,000 due primarily to deferred taxes attributable to goodwill amortization for tax purposes.

The above mentioned factors resulted in a net loss for the six months ended December 31, 2002 of $27,000 compared to net income of $711,000 last year.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Sales for the three months ended December 31, 2002 decreased by $1,861,000 or 43% from the corresponding period last year. Sales of geophysical equipment decreased by $1,882,000 or 52%

because of the industry-wide slowdown in marine seismic activity. In particular, there were no sales of complete energy source systems in the quarter ended December 31, 2002. This decrease was partially offset by a $21,000 or 3% increase in sales of industrial products compared to the quarter ended December 31, 2001, reflecting the addition of new customers.

Cost of sales as a percentage of sales increased from 55% for the quarter ended December 31, 2001 to 66% for the quarter ended December 31, 2002. The major reason for this increase was lower manufacturing efficiencies in the geophysical equipment segment reflecting the significantly lower sales volumes.

Research and development costs decreased by $20,000 from the corresponding quarter last year. This decrease does not reflect any change in the Company’s ongoing research and development programs.

Selling, general and administrative expenses decreased by $88,000 or 8% for the three months ended December 31, 2002 from the three months ended December 31, 2001 due primarily to lower bad debt expense in the geophysical equipment segment.

Interest expense for the quarter ended December 31, 2002 was zero and $61,000 for the quarter ended December 31, 2001. The reason for this decrease was the payment in full in April 2002 of the note issued in connection with the A-G Geophysical Products, Inc. acquisition.

The provision for income taxes for the three months ended December 31, 2002 was a tax benefit of $91,000 which reflects an effective tax rate of 34%. Partially offsetting the benefit and impacting the effective rate is deferred tax attributable to goodwill amortization for tax purposes.

The above mentioned factors resulted in a net loss for the three months ended December 31, 2002 of $178,000 compared to net income of $409,000 last year.

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

Based on this definition, the Company’s most critical policies include: recording of inventory reserves and deferred income taxes, and the assessment of recoverability of goodwill and other intangible assets. These policies are discussed below. The Company also has other key accounting policies including policies for revenue recognition. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on the Company’s reported results of operations for a given period. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ substantially from the Company’s estimates and the Company’s estimates could be different using different assumptions or conditions.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4—Controls and Procedures

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

PART II—OTHER INFORMATION

Item 4—Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders of the Company was held on November 26, 2002 to elect six directors of the Company, three directors to hold office for a term of three years, one director to hold office for a term of two years and two directors to hold office for a term of one year.

The vote tabulation for the election of directors was as follows:

Nominees for Term Expiring in 2005:

Kevin M. Conlisk received 4,739,913 affirmative votes with 99,827 votes withheld.

Joseph Mayerick, Jr. received 4,717,155 affirmative votes with 122,585 votes withheld.

Gerald M. Smith received 4,739,913 affirmative votes with 99,827 votes withheld.

Nominee for Term Expiring in 2004:

Daniel K. McConlogue received 4,733,863 affirmative votes with 105,877 withheld.

Nominees for Term Expiring in 2003:

Michael H. Flynn received 4,733,863 affirmative votes with 105,877 withheld.

George R. Kabureck received 4,728,863 affirmative votes with 110,877 withheld.

There were no abstentions or broker non-votes.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during October, November and December 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: February 12, 2003	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2003	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Raymond M. Soto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bolt Technology Corporation, the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer

I, Joseph Espeso, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bolt Technology Corporation, the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer