Form 10-Q
period 2003-03-31
BOLT TECHNOLOGY CORP
filed 2003-05-14
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

At May 12, 2003, there were 5,414,357 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BOLT TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Sales	$2,320,000	$4,760,000	$7,832,000	$13,231,000

Costs and Expenses:
Cost of sales	1,487,000	2,640,000	4,882,000	7,495,000
Research and development	51,000	117,000	157,000	240,000
Selling, general and administrative	1,002,000	1,190,000	3,044,000	3,406,000
Interest expense	—	51,000	—	183,000
Interest income	(5,000)	(7,000)	(15,000)	(27,000)

	2,535,000	3,991,000	8,068,000	11,297,000

Income (loss) before income taxes	(215,000)	769,000	(236,000)	1,934,000
Provision (benefit) for income taxes	(79,000)	300,000	(73,000)	754,000

Net income (loss)	$(136,000)	$469,000	$(163,000)	$1,180,000

Earnings (loss) per share:
Basic	$(0.03)	$0.09	$(0.03)	$0.22
Diluted	$(0.03)	$0.09	$(0.03)	$0.22
Shares Outstanding:
Basic	5,414,357	5,414,357	5,414,357	5,411,067
Diluted	5,414,357	5,418,228	5,414,357	5,416,868

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (unaudited)	June 30, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$2,146,000	$1,474,000
Accounts receivable, net	1,322,000	3,509,000
Inventories	5,292,000	4,734,000
Deferred income taxes	907,000	704,000
Other	89,000	93,000

Total current assets	9,756,000	10,514,000

Goodwill, net	11,138,000	11,170,000
Property and Equipment, net	930,000	1,106,000
Other Assets	84,000	70,000

Total assets	$21,908,000	$22,860,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$298,000	$495,000
Accrued liabilities	887,000	1,540,000

Total current liabilities	1,185,000	2,035,000
Deferred Income Taxes	186,000	125,000

Total liabilities	1,371,000	2,160,000
Stockholders’ Equity:
Common stock	26,152,000	26,152,000
Accumulated deficit	(5,615,000)	(5,452,000)

Total stockholders’ equity	20,537,000	20,700,000

Total liabilities and stockholders’ equity	$21,908,000	$22,860,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,

	2003	2002

Cash Flows From Operating Activities:
Net income (loss)	$(163,000)	$1,180,000
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	215,000	240,000
Deferred income taxes	(110,000)	614,000

	(58,000)	2,034,000
Changes in operating assets and liabilities:
Accounts receivable	2,187,000	1,039,000
Inventories	(558,000)	(258,000)
Other assets	(10,000)	(16,000)
Accounts payable and accrued liabilities	(850,000)	(69,000)

Net cash provided by operating activities	711,000	2,730,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(39,000)	(50,000)

Net cash used in investing activities	(39,000)	(50,000)

Cash Flows From Financing Activities:
Payment of note payable	—	(1,275,000)

Net cash used in financing activities	—	(1,275,000)

Net increase in cash and cash equivalents	672,000	1,405,000
Cash and cash equivalents at beginning of year	1,474,000	1,329,000

Cash and cash equivalents at end of period	$2,146,000	$2,734,000

Supplemental disclosure of cash flow information:
Income taxes paid	$9,000	$54,000
Interest paid	$—	$183,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1- Basis of Presentation

           The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three month and nine month periods ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the nine month periods ended March 31, 2003 and 2002 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal, recurring items.  Interim results are not necessarily indicative of results for a full year.  It is suggested that the March 31, 2003 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Note 2 - Goodwill

           Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, existing goodwill is no longer amortized but is tested for impairment at least annually. A test of the Company’s goodwill balances as of June 30, 2002 was conducted, and the results did not indicate any impairment of goodwill. During the nine months ended March 31, 2003, the Company performed interim impairment tests, which also did not indicate any impairment of goodwill.

           As a result of an acquisition in fiscal year 1998, the Company generated tax deductible goodwill which exceeded the goodwill recorded for book purposes.  The goodwill reductions during the nine month periods ended March 31, 2003 and 2002 of $32,000 and $30,000, respectively, are a result of the tax benefits generated by the excess tax deductions.

Note 3 - Credit Facility

           In May 2002, the Company entered into a one-year $1,500,000 unsecured line of credit agreement with a bank to support working capital requirements. The agreement, which expired on May 14, 2003, contained a number of financial covenants including that the Company could not report two consecutive quarters of net losses.  Since the $136,000 net loss for the quarter ended March 31, 2003 was the second consecutive quarter in which the Company reported a net loss, the Company was not in compliance with that financial covenant at March 31, 2003.  The Company has never borrowed funds under the expired line of credit agreement.  The Company is currently evaluating its requirements with respect to arranging a new credit facility.

Note 4 - Income Taxes

           Components of income tax expense (benefit) for the nine months ended March 31, 2003 and 2002 are as follows:

	2003	2002

Current:
State	$37,000	$110,000
Deferred:
Federal	(110,000)	644,000

	$(73,000)	$754,000

Note 5 - Inventories

           Inventories, net of reserves, are comprised of the following:

	March 31, 2003	June 30, 2002

Raw materials and sub-assemblies	$4,736,000	$4,233,000
Work in process	556,000	501,000

	$5,292,000	$4,734,000

Note 6 - Property and Equipment

           Property and equipment are comprised of the following:

	March 31, 2003	June 30, 2002

Building and leasehold improvements	$346,000	$555,000
Geophysical equipment	269,000	269,000
Machinery and equipment	6,020,000	6,017,000
Equipment held for rental	320,000	320,000

	6,955,000	7,161,000
Less accumulated depreciation	(6,025,000)	(6,055,000)

	$930,000	$1,106,000

Note 7- Earnings (Loss) Per Share

           Basic earnings (loss) per share are computed by dividing net income (loss) by the average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed by dividing net income (loss) by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The following tabulation sets forth the calculation of basic and diluted earnings (loss) per share for the three month and nine month periods ended March 31, 2003 and 2002.

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Net income (loss)	$(136,000)	$469,000	$(163,000)	$1,180,000

Weighted average number of common shares outstanding	5,414,357	5,414,357	5,414,357	5,411,067
Common stock equivalents - stock options	—	3,871	—	5,801

Weighted average number of common shares and common share equivalents outstanding	5,414,357	5,418,228	5,414,357	5,416,868

Basic earnings (loss) per share	$(0.03)	$0.09	$(0.03)	$0.22

Diluted earnings (loss) per share	$(0.03)	$0.09	$(0.03)	$0.22

           For the three month and nine month periods ended March 31, 2003, the effect of common stock equivalents relating to stock options was not included in the calculation because to do so would have been antidilutive.

Note 8 - Segment Information

           The Company’s reportable segments are geophysical equipment and industrial products.  The following table provides selected financial information for the Company’s business segments:

Nine months ended March 31, 2003

	Geophysical Equipment	Industrial Products	Total

Sales	$5,918,000	$1,914,000	$7,832,000
Interest income	15,000	—	15,000
Depreciation and amortization	189,000	26,000	215,000
Income (loss) before income taxes	(478,000)	242,000	(236,000)
Segment assets	17,264,000	4,644,000	21,908,000
Fixed asset additions	38,000	1,000	39,000

Nine months ended March 31, 2002

	Geophysical Equipment	Industrial Products	Total

Sales	$11,433,000	$1,798,000	$13,231,000
Interest income	27,000	—	27,000
Interest expense	183,000	—	183,000
Depreciation and amortization	213,000	27,000	240,000
Income before income taxes	1,766,000	168,000	1,934,000
Segment assets	18,768,000	5,802,000	24,570,000
Fixed asset additions	36,000	14,000	50,000

The Company does not allocate income taxes to its segments.

Note 9 – Stock Based Compensation

          The Company accounts for options granted under its stock option plan using the accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized in the financial statements for stock options granted.  Had compensation cost for stock options granted been determined in accordance with the provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” net income (loss) and earnings (loss) per share would have been the pro forma amounts as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Net income (loss), as reported	$(136,000)	$469,000	$(163,000)	$1,180,000
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	158,000	—	167,000	1,000

Net income (loss), pro forma	$(294,000)	$469,000	$(330,000)	$1,179,000

Basic earnings (loss) per share:
As reported	$(0.03)	$0.09	$(0.03)	$0.22

Pro forma	$(0.05)	$0.09	$(0.06)	$0.22

Diluted earnings (loss) per share:
As reported	$(0.03)	$0.09	$(0.03)	$0.22

Pro forma	$(0.05)	$0.09	$(0.06)	$0.22

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

Overview

Sales for the Company’s geophysical products are related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices.  Because of a rapid decline in oil prices in 1999, oil companies reduced exploration budgets, which caused the Company’s customers, primarily seismic contractors, to reduce activities.  This reduction in activity resulted in underutilized and idle seismic vessels. Increasing oil prices during the last half of fiscal 2001 and through fiscal 2002 resulted in an increase in marine seismic exploration activity which benefited the Company’s geophysical equipment sales and profitability. However, during the nine month period ending March 31, 2003, despite high oil prices, the energy industry has become increasingly more cautious on exploration spending which the Company believes reflects uncertain economic and political outlooks. This slowdown in marine seismic activity was industry-wide. The Company did not ship any complete energy source systems during the nine months ended March 31, 2003, and sales of air gun replacement parts and underwater electrical connectors decreased significantly during the second quarter and into the third quarter of fiscal 2003. The Company presently has several complete energy source system proposals outstanding and remains guardedly optimistic that some of these systems may be shipped during the fourth quarter of fiscal 2003.

As for the industrial products segment of the Company’s business, sales improved in each of the first three quarters of fiscal 2003 relative to the comparable year ago quarters, reflecting the addition of new customers and higher volume for existing customers.

Liquidity and Capital Resources

At March 31, 2003, the Company had $2,146,000 in cash and cash equivalents.  For the nine months ended March 31, 2003, cash and cash equivalents increased by $672,000.  Cash flow from operating activities after changes in working capital items was $711,000 for the nine months ended March 31, 2003, primarily due to a decrease in accounts receivable, partially offset by an increase in inventories and a decrease in current liabilities.

For the nine months ended March 31, 2003, the Company used $39,000 for capital expenditures.  The Company does not anticipate capital expenditures for the current fiscal year to exceed $100,000, which will be funded by operating cash flow.

At March 31, 2002, the Company had $2,734,000 in cash and cash equivalents.  For the nine months ended March 31, 2002, cash and cash equivalents increased by $1,405,000.  Cash flow from operating activities after changes in working capital items was $2,730,000 for the nine months ended March 31, 2002, primarily due to net income and a decrease in accounts receivable.

For the nine months ended March 31, 2002, the Company used $50,000 for capital expenditures and $1,275,000 for the scheduled repayment of the debt issued for the acquisition of A-G Geophysical Products, Inc.

In May 2002, the Company entered into a one-year $1,500,000 unsecured line of credit agreement with a bank to support working capital requirements. At March 31, 2003, the Company was not in compliance with a financial covenant in the agreement which prohibits the Company from reporting two consecutive quarters of net losses. The agreement expired on May 14, 2003.  The Company is currently evaluating its requirements with respect to arranging a new credit facility. (See Note 3 to the consolidated financial statements.)

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions.  Although the program remains authorized, the Company has not repurchased any shares and currently has no firm plan to make repurchases.

Current cash and cash equivalent balances and anticipated cash flow from operations are considered adequate to meet capital and liquidity requirements for the foreseeable future.

The Company does not use off-balance sheet financing arrangements and does not have any relationship with unconsolidated entities or any special purpose entities.  The Company has not made any financial guarantees and has not entered into any transactions with related persons or entities which are material to the Company’s financial statements.

Results of Operations

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

Sales for the nine months ended March 31, 2003 decreased by $5,399,000 or 41% from the corresponding period last year. Sales of geophysical equipment decreased by $5,515,000 or 48% because of the industry-wide slowdown in marine seismic activity during the first three quarters of fiscal 2003.  In particular, there were no sales of complete energy source systems, and sales of air gun replacement parts and underwater electrical connectors were also weak. This decrease was partially offset by a $116,000 or 6% increase in sales of industrial products compared to the nine month period ended March 31, 2002, reflecting the addition of new customers and higher volume from existing customers.

Cost of sales as a percentage of sales increased from 57% for the nine months ended March 31, 2002 to 62% for the nine months ended March 31, 2003.  The major reason for this increase was lower manufacturing efficiencies in the geophysical equipment segment reflecting significantly lower sales volumes.

Research and development costs decreased by $83,000 from the corresponding period last year. This decrease was due to lower spending levels because a major research and development program had reached near completion in the fourth quarter of fiscal 2002.

Selling, general and administrative expenses decreased by $362,000 or 11% for the nine months ended March 31, 2003 from the nine months ended March 31, 2002 due primarily to lower compensation cost and bad debt expense in the geophysical equipment segment.

Interest expense for the nine months ended March 31, 2003 was zero and $183,000 for the nine months ended March 31, 2002.  The reason for this decrease was the payment in full in April 2002 of the note issued in connection with the A-G Geophysical Products, Inc. acquisition.

The provision for income taxes for the nine months ended March 31, 2003 was a benefit of $73,000 due primarily to an increase in net deferred tax assets partially offset by: (1) deferred taxes attributable to goodwill amortization for tax purposes and (2) state income taxes.

The above mentioned factors resulted in a net loss for the nine months ended March 31, 2003 of $163,000 compared to net income of $1,180,000 for the corresponding period last year.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Sales for the three months ended March 31, 2003 decreased by $2,440,000 or 51% from the corresponding period last year.  Sales of geophysical equipment decreased by $2,504,000 or 59% because of the continued industry-wide slowdown in marine seismic activity. In particular, there were no sales of complete energy source systems in the quarter ended March 31, 2003. This decrease was partially offset by a $64,000 or 12% increase in sales of industrial products compared to the quarter ended March 31, 2002, reflecting higher volume from new customers and existing customers.

Cost of sales as a percentage of sales increased from 55% for the quarter ended March 31, 2002 to 64% for the quarter ended March 31, 2003. The major reason for this increase was lower manufacturing efficiencies in the geophysical equipment segment reflecting the significantly lower sales volumes.

Research and development costs decreased by $66,000 from the corresponding quarter last year. This decrease was due to lower spending levels because a major research and development program had reached near completion in the fourth quarter of fiscal 2002.

Selling, general and administrative expenses decreased by $188,000 or 16% for the three months ended March 31, 2003 from the three months ended March 31, 2002 due primarily to lower compensation cost in the geophysical equipment segment.

Interest expense for the quarter ended March 31, 2003 was zero and  $51,000 for the quarter ended March 31, 2002.  The reason for this decrease was the payment in full in April 2002 of the note issued in connection with the A-G Geophysical Products, Inc. acquisition.

The provision for income taxes for the three months ended March 31, 2003 was a benefit of $79,000, which reflects an effective tax rate of 37%, due primarily to an increase in net deferred tax assets partially offset by: (1) deferred taxes attributable to goodwill amortization for tax purposes and (2) state income taxes.

The above mentioned factors resulted in a net loss for the three months ended March 31, 2003 of $136,000 compared to net income of $469,000 for the corresponding period last year.

Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on the results the Company reports in its financial statements.  The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and which require the Company to make its most difficult and subjective judgments.

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

Deferred Income Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations.

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

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The following reports on Form 8-K were filed by the Company during January, February and March 2003:

A Form 8-K and Form 8-K/A, each dated March 19, 2003, were filed by the Company on March 26, 2003, and April 2, 2003, respectively, reporting under Item 4, Changes in Registrant’s Certifying Accountants, that upon the recommendation of its Audit Committee, the Company’s Board of Directors dismissed Deloitte & Touche LLP as the Company’s independent auditor, and appointed McGladrey & Pullen, LLP to serve as the Company’s independent auditor.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: May 14, 2003	/s/ Raymond M. Soto

Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003	/s/ Joseph Espeso

Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Raymond M. Soto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bolt Technology Corporation, the registrant;

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

Date: May 14, 2003	/s/ Raymond M. Soto

Raymond M. Soto Chairman of the Board, President and Chief Executive Officer

I, Joseph Espeso, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bolt Technology Corporation, the registrant;

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

Date: May 14, 2003	/s/ Joseph Espeso

Joseph Espeso Senior Vice President-Finance and Chief Financial Officer