Form 10-K
period 2003-06-30
BOLT TECHNOLOGY CORP
filed 2003-09-29
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 0-10723

BOLT TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Connecticut	06-0773922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Duke Place, Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 853-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, without par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates on December 31, 2002: $15,109,000.

As of September 19, 2003 there were 5,414,357 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for 2003 Annual Meeting, which will be filed no later than 120 days after June 30, 2003, are incorporated by reference in Part III to the extent stated in this report.

Note Regarding Forward-Looking Statements

Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, and (v) the risk of fluctuations in future operating results. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe” and similar expressions are intended to identify forward-looking statements.

PART I

Preliminary Note: In this annual report on Form 10-K, we refer to Bolt Technology Corporation and its subsidiaries as “we,” “our,” “us,” “the registrant” or “the Company,” unless the context clearly indicates otherwise.

ITEM 1. Business

The Company was organized as a corporation in 1962. We operate in two business segments: geophysical equipment and industrial products. Our geophysical equipment segment develops, manufactures and sells marine seismic energy sources and underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers used by the marine seismic industry. Our industrial products segment develops, manufactures and sells miniature industrial clutches, brakes and sub-fractional horsepower electric motors. See Note 9 to the Consolidated Financial Statements for information regarding industry segments and sales by geographic areas.

The Company consists of three operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Custom Products Corporation (“Custom Products”). Bolt and A-G are in the “geophysical equipment” segment. Bolt manufactures and sells air guns and replacement parts, and A-G manufactures and sells underwater cables, connectors and hydrophones. Custom Products, which is in the “industrial products” segment, manufactures and sells miniature industrial clutches and brakes and sells sub-fractional horsepower electrical motors.

Geophysical Equipment

Marine Air Guns

Energy sources, such as our air guns, used in seismic exploration create elastic waves at frequencies that readily travel to great depths in the earth. As elastic waves travel through the earth, portions are reflected by variations in the underlying rock layers and the reflected energy is received as signals by devices known as hydrophones. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data is an important factor in decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process. A seismic exploration vessel may tow 60 to 70 air guns along with multiple hydrophone streamers of 6,000 to 10,000 meters in length. The air guns are fired simultaneously every 75 to 150 feet along the survey line. Over the past ten years, improvements in drilling success rates through the use of advanced seismic survey techniques, particularly 3-D techniques, substantially increased the demand for seismic data. As a result, 3-D surveys utilizing these advanced technologies have gained increasing acceptance in the oil and gas industry as an exploration risk management tool. Moreover, 3-D surveys are increasingly employed in field development and reservoir management activities.

The precise shot to shot repeatability of our marine air guns and their reliability of operation make them especially beneficial for use in 3-D surveys.

Our long-life marine air guns, introduced in the 1990s, extend the period between routine air gun maintenance cycles. These guns also provide improved high peak sound pressure levels and improved frequency spectrum as compared with older models. These improved characteristics are advantageous to geoscientists in designing 3-D surveys. A retro-fit kit, which incorporates the improvements of the long-life guns, allows users to easily upgrade older air gun models to the long-life standard.

In fiscal 2000, we completed the initial development of our Annular Port Air Gun (“APG Gun”). This new design provides significant improvements in both operating efficiency and acoustic output. The principal feature of the APG Gun is an annulus containing the air chamber and shuttle valve surrounding a hollow passage through which air supply hoses and electrical control cables are routed. This new configuration permits the implementation of simplified multi-gun arrays that produce less towing drag while being easier to deploy and retrieve than conventional air gun arrays. Significant improvements in operating efficiency are also achieved by shielding fragile hoses and cables from the effects of the high pressure air blast released from the air gun. In fiscal 2001 through fiscal 2003, we continued to test and refine the APG Gun technology, and in late fiscal 2003 we received the first order for APG Guns. The APG Guns will be utilized for reservoir management purposes in 4-D seismic surveys in existing oil and gas fields. 4-D seismic surveys consist of a series of 3-D seismic surveys conducted over an identical survey line utilizing a grid of permanently implanted seismic sensors on the ocean bottom. Comparing the results of these time-lapse surveys allows reservoir engineers to more effectively target additional production drilling sites and manage production over the life of the field.

We sell various models of air guns that range in price from $3,000 to $76,000. A majority of the air guns sold are priced in the $10,000 range. A significant source of our revenue comes from the sale of replacement parts.

Underwater Cables, Connectors and Hydrophones

Our marine cables and connectors are injection molded of thermoplastic polyurethane designed for use with marine air gun firing lines, bulkhead connectors and other underwater connectors required in seismic vessel operations.

Our signature hydrophones and pressure transducers are designed for use with marine air guns in a high shock environment. The purpose of the hydrophone and pressure transducer is for near field measurements of the outgoing energy waveforms from air guns and pressure monitoring.

Our cables and connectors, and our hydrophones and pressure transducers, are used with marine air guns manufactured by us as well as air guns manufactured by others.

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

Foreign Sales

During fiscal 2003, 2002 and 2001, approximately 46%, 58% and 46%, respectively, of the Company’s sales were derived from customers outside the United States. See Note 9 to the Consolidated Financial Statements for the geographic distribution of sales.

Backlog

Geophysical Equipment

Because of the short period between order and shipment dates for the principal portion of geophysical equipment sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales.

Industrial Products

As of June 30, 2003, we had an order backlog of $960,000 as compared to $622,000 at June 30, 2002. We estimate that substantially all of the backlog as of June 30, 2003 will be shipped during the fiscal year ending June 30, 2004. The 54% increase in the backlog at June 30, 2003 versus the prior year end reflects an increase in orders which we believe is attributable to improving economic conditions in the United States.

Competition

Geophysical Equipment

Our marine air guns compete primarily with marine air guns manufactured by Input/Output, Inc. and Seismic Systems, Inc. Our principal competitor for connectors and cables is Input/Output, Inc. We believe that technology, product reliability and durability are the primary bases of competition in the market for our geophysical equipment and that the remaining competitive factors in the industry are field product support and price. We believe that we compete effectively with respect to each of these factors, although there can be no assurance that the sales of our geophysical equipment will not be adversely affected if current competitors or others introduce equipment with better performance or lower price.

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

Marketing

Geophysical Equipment

Our principal customers for geophysical equipment are worldwide marine seismic exploration contractors, that operate seismic vessels for collection of seismic data in accordance with their customers’ specifications or for their own seismic data libraries, and foreign national oil and gas companies.

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

In general, products are sold on standard 30-day credit terms. In certain instances, we require our customers to furnish letters of credit payable upon shipment or provide advance payments. In limited cases, the Company allows customers extended payment terms of up to 12 months. We consider these practices to be consistent with industry practice overall.

Industrial Products

Our industrial products are sold primarily to original equipment manufacturers (“OEMs”). OEMs use our products to solve torque related problems which will provide lower installed cost and high reliability, thereby lowering production and service costs. Our engineering staff and independent sales representatives continually work in close collaboration with OEMs to determine the appropriate product for the specific application. Sales are made on standard 30-day credit terms. We sell our industrial products primarily in the United States, Canada and Europe.

Research and Development

Our ability to compete successfully depends upon, among other things, the development of new products as well as the improvement of the technical capabilities of our existing products. During the fiscal years 2003, 2002, and 2001, we spent $206,000, $253,000, and $271,000, respectively, to develop new products and to upgrade existing products. The Company’s primary research and development efforts over the last three years have been focused on the development and field testing of the APG Gun.

Employees

As of June 30, 2003, we employed 83 people on a full-time basis, all of whom are employed in the United States. We are not a party to any collective bargaining agreement and have had no work stoppages. We believe that our employee relations are good.

Manufacturing and Raw Materials

We manufacture and assemble our geophysical equipment in Norwalk, Connecticut and Cypress, Texas and manufacture our industrial products in North Haven, Connecticut. Our manufacturing and assembly operations consist of machining or molding the necessary components and assembling and testing the final product. We maintain adequate levels of inventory to enable us to satisfy customer requirements within the shortest amount of time. The raw materials used in our products, sourced from multiple suppliers, are generally in adequate supply. For some marine air gun orders, we occasionally supply auxiliary equipment such as compressors, air gun controllers or towing equipment manufactured by others. We have not experienced any supply problems with respect to these auxiliary items. Because we manufacture based on customer orders, no inventory of fully assembled finished products is maintained. We consider our practices to be consistent with the industry.

Regulatory Matters

We believe that we are currently in compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not resulted in significant expense in the past and we do not foresee the need for substantial expenditures to ensure compliance with such laws and regulations as they currently exist.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks and other measures. We currently own more than 22 United States patents and 30 patents in foreign countries relating to the manufacture of our products, with expiration dates from 2004 to 2020. These patents have been of value in the growth of our business and may continue to be of value in the future. However, our business is generally not dependent upon the protection of any patent and would not be materially affected by the expiration thereof.

Major Customers

Geophysical Equipment

Historically, a significant portion of our sales has been attributable to a few large customers. In fiscal year 2003, WesternGeco LLC and VeritasDGC, Inc. each accounted for 12% of consolidated sales. The loss of WesternGeco or VeritasDGC as a customer or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Industrial Products

No customer accounted for more than 10% of consolidated revenue in fiscal year 2003.

ITEM 2. Properties

The following table sets forth certain information with respect to the Company’s principal properties, all of which are leased:

Location	Nature of Property	Approximate Area (Sq. Feet)	Expiration Date of Lease
Norwalk, Connecticut	Manufacturing	21,600	2008
Norwalk, Connecticut	Administration/Engineering/Sales	6,600	2008
Houston, Texas	Sales Office	3,000	2004
North Haven, Connecticut	Administration/Manufacturing	6,500	2004
Cypress, Texas	Administration/Manufacturing	30,000	2005

Geophysical equipment is manufactured and assembled in the Norwalk, Connecticut and Cypress, Texas facilities. Industrial products are manufactured in the North Haven, Connecticut facility. In the opinion of the Company’s management, the properties described above are in good condition and repair and are suitable and adequate for the Company’s purposes. The properties are currently fully utilized on a one-shift basis, which provides sufficient productive capacity.

The Company has an option to renew both Norwalk, Connecticut leases for an additional five-year period.

The building located in Cypress, Texas is leased from the former shareholder of A-G Geophysical Products, Inc. which was acquired by the Company in April 1999. The Company has an option to purchase the facility for $1,000,000 during the term of the lease which expires in April 2005.

ITEM 3. Legal Proceedings

We are not aware of any material pending litigation or proceedings to which the Company or any of its subsidiaries are a party or to which any of its properties are subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the American Stock Exchange under the symbol “BTJ.” The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated:

Fiscal 2003	High	Low
First Quarter	$4.99	$3.54
Second Quarter	4.05	2.80
Third Quarter	3.25	2.82
Fourth Quarter	3.60	2.90

Fiscal 2002	High	Low
First Quarter	$5.93	$4.56
Second Quarter	4.95	4.25
Third Quarter	5.60	4.45
Fourth Quarter	4.74	4.00

The number of stockholders of record at September 19, 2003 was 281. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

We have not paid a dividend since 1985. We do not intend to pay cash dividends on our Common Stock in the foreseeable future. Any decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors that the Board of Directors may deem relevant.

No employee stock options to purchase shares of Common Stock were exercised during fiscal year 2003. Employee stock options to purchase an aggregate of 40,000 shares of Common Stock were exercised during fiscal year 2002. No employee stock options were exercised in fiscal year 2001. The stock options were granted under the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan. These shares were acquired pursuant to cashless exercises which resulted in exercising optionees receiving an aggregate of 5,624 shares of Common Stock. The issuance of the Common Stock was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act.

Equity Compensation Plan Information

The following table sets forth aggregate information for the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan, which is the Company’s only equity compensation plan in effect as of June 30, 2003, and which has been approved by the Company’s stockholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	357,000	$3.39	–0–

Equity compensation plans not approved by security holders	—	—	—

Total	357,000	$3.39	–0–

Under the terms of the plan, no options can be granted subsequent to June 30, 2003.

ITEM 6. Selected Financial Data

The following table has been derived from the Company’s audited financial statements and sets forth selected consolidated financial data with respect to the Company and its subsidiaries. This information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes provided elsewhere in this Form 10-K.

	Years Ended June 30,
	2003	2002	2001	2000	1999
(In thousands, except per share amounts)
Income Statement Data:
Sales	$10,842	$17,991	$15,496	$14,748	$19,591

Costs and expenses:
Cost of sales	7,116	9,967	8,912	7,968	10,091
Research and development	206	253	271	348	386
Selling, general and administrative	3,873	4,520	4,250	4,257	3,804
Amortization of goodwill	—	—	660	660	335
Interest expense (income), net	(18)	162	332	425	(34)

	11,177	14,902	14,425	13,658	14,582

Income (loss) before income taxes	(335)	3,089	1,071	1,090	5,009
Provision (benefit) for income taxes	(174)	1,218	675	557	728

Net income (loss)	$(161)	$1,871	$396	$533	$4,281

Per Share Data:
Earnings (loss) per common share:
Basic	$(0.03)	$0.35	$0.07	$0.10	$0.81
Diluted	$(0.03)	$0.35	$0.07	$0.10	$0.80
Average number of common shares outstanding:
Basic	5,414	5,412	5,409	5,387	5,293
Diluted	5,414	5,416	5,414	5,408	5,379

Financial Data:
Working capital	$8,331	$8,479	$5,572	$7,791	$7,651
Total assets	21,776	22,860	24,734	25,038	27,887
Current portion of long-term debt	—	—	3,600	1,700	1,700
Long-term debt	—	—	—	3,600	5,300
Stockholders’ equity	20,539	20,700	18,829	18,433	17,865
Cash dividends paid	—	—	—	—	—

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. This discussion includes forward-looking statements about the demand for our products and future results. Please refer to the “Note Regarding Forward-Looking Statements” section of this Form 10-K.

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. Because of a rapid decline in oil prices in 1999, oil companies reduced exploration budgets which caused the Company’s customers, primarily seismic exploration contractors, to reduce activities. This reduction in activity resulted in underutilized and idle seismic vessels. During the last half of fiscal 2001 and in fiscal 2002, there was an increase in marine seismic exploration activity which benefited the Company’s geophysical equipment sales and profitability. However, during fiscal 2003, despite high oil prices, the energy industry became increasingly more cautious on exploration spending. The Company believes this caution reflects uncertain economic and political outlooks. This slowdown in marine seismic exploration activity was industry-wide. The Company did not ship any complete energy source systems until late in the fourth quarter of fiscal 2003, and sales of air gun replacement parts and underwater electrical connectors were depressed during fiscal 2003.

Fiscal 2003 sales in the industrial products segment of the Company’s business improved over the prior year, reflecting the addition of new customers and higher volume for existing customers.

Liquidity and Capital Resources

At June 30, 2003, the Company had $1,922,000 in cash and cash equivalents. For the year ended June 30, 2003, cash and cash equivalents increased by $448,000. Cash flow from operating activities after changes in operating assets and liabilities was $519,000 for the year ended June 30, 2003, primarily due to a decrease in the level of accounts receivable partially offset by the fiscal 2003 net loss, higher inventories and lower accrued liabilities.

For the year ended June 30, 2003, the Company used $71,000 for capital expenditures for replacement equipment, funded from operating cash flow. The Company estimates that capital expenditures for fiscal year 2004 will be approximately $150,000. The Company expects to fund these capital expenditures from operating cash flow.

At June 30, 2002, the Company had $1,474,000 in cash and cash equivalents. For the year ended June 30, 2002, cash and cash equivalents increased by $145,000. Cash flow from operating activities after changes in operating assets and liabilities was $3,827,000 for the year ended June 30, 2002, primarily due to net income and a decrease in the level of accounts receivable.

For the year ended June 30, 2002, the Company used $82,000 for capital expenditures and $3,600,000 for the scheduled payments of a note issued in connection with the acquisition of A-G Geophysical Products, Inc. in 1999. In April 2002, the final payment was made and all obligations under this note were satisfied.

In May 2002, the Company entered into a one-year $1,500,000 unsecured line of credit agreement with a bank to support working capital requirements. The Company never borrowed under this facility which expired in May 2003. The Company is currently evaluating its requirements with respect to arranging a new facility.

Under the terms of the 1998 asset purchase agreement for Custom Products, the Company could have been required to make additional annual payments to the former owners of Custom Products in the maximum amount of $4,000,000 if net sales of Custom Products increased to certain levels by December 2002. No payments were required under this agreement because the sales did not meet amounts specified in the agreement.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Current cash and cash equivalent balances and projected cash flow from operations are considered adequate to meet foreseeable operating needs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or any special purpose entities and has not issued any guarantees.

Contractual Obligations

The Company has no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2003 and 2002. The Company is obligated for minimum lease payments as of June 30, 2003 under several operating leases for its facilities as follows:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease obligations	$1,609,000	$474,000	$689,000	$446,000	—

Such amounts are exclusive of any “additional rent” for taxes, utilities or similar charges, under triple net leases. See Note 8 to the Consolidated Financial Statements under “Lease Commitments,” for further information of future payments and other information relating to such leases.

Results of Operations

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Sales for the year ended June 30, 2003 decreased by $7,149,000 or 40%, from the year ended June 30, 2002. Sales of geophysical equipment decreased by $7,315,000 or 47%, reflecting the industry-wide slowdown in marine seismic activity due to cautious exploration spending by energy companies which, in turn, resulted in lower demand for air guns, air gun replacement parts and underwater connectors by seismic marine exploration contractors, which are the Company’s major customers. This decrease was partially offset by a $166,000 or 7% sales increase in sales of industrial products compared to the year ended June 30, 2002, as that business began to show improvement from the prior year due to improved conditions in the domestic economy. With such improvement, this segment was able to add new customers and achieve higher sales volumes from existing customers.

Consolidated cost of sales as a percentage of consolidated sales increased from 55% for the year ended June 30, 2002 to 66% for the year ended June 30, 2003. This increase was due primarily to the geophysical equipment segment. Cost of sales for the geophysical equipment segment increased from 55% for the year ended June 30, 2002 to 69% for the year ended June 30, 2003, due primarily to lower manufacturing efficiencies associated with the 47% sales decrease mentioned above. In addition, cost of sales for the geophysical equipment segment for the year ended June 30, 2003 includes a charge of $282,000 to increase the inventory valuation reserve to recognize that the current supply of certain inventory items exceeds estimated future demand resulting from the industry-wide slowdown in marine seismic activity during the year ended June 30, 2003. Cost of sales for the industrial products segment decreased from 56% for the year ended June 30, 2002 to 55% for the year ended June 30, 2003 reflecting slightly higher manufacturing efficiencies resulting from the 7% increase in sales.

Research and development expense decreased by $47,000 or 19% for fiscal year 2003 over fiscal year 2002 because a major research and development program, the APG Gun, reached near completion in the fourth quarter of fiscal year 2002.

Selling, general and administrative expenses decreased by $647,000 or 14% for the year ended June 30, 2003 versus the year ended June 30, 2002, primarily due to lower compensation costs ($408,000) and lower bad debt expense ($191,000).

The Company conducted, with the assistance of an independent valuation firm, an annual impairment test of goodwill balance as of July 1, 2003. The results of the test indicated that there was no impairment of the July 1, 2003 goodwill balance.

Interest expense for the year ended June 30, 2003 was zero versus $194,000 for the year ended June 30, 2002. The reason for this decrease was the payment in full in April 2002 of the note issued in connection with the A-G Geophysical Products, Inc. acquisition.

The provision for income taxes for the year ended June 30, 2003 was a benefit of $174,000 reflecting a loss before income taxes of $335,000 and an increase in net deferred tax assets partially offset by state income taxes. The provision for income taxes for the year ended June 30, 2002 was $1,218,000, an effective tax rate of 39%, which was higher than the federal statutory rate of 34% primarily due to the effect of state income taxes.

The above-mentioned factors resulted in a net loss for the year ended June 30, 2003 of $161,000 compared to net income of $1,871,000 for the year ended June 30, 2002.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Sales for the year ended June 30, 2002 increased by $2,495,000 or 16% from the year ended June 30, 2001. Sales of geophysical equipment increased by $2,939,000 or 24%, reflecting an increase in marine seismic exploration activity which started in the fourth quarter of fiscal year 2001. This increase was partially offset by a $444,000 or 15% decrease in sales of industrial products compared to the year ended June 30, 2001, as that business was adversely affected by the continuing domestic economic slowdown.

Consolidated cost of sales as a percentage of consolidated sales decreased from 58% for the year ended June 30, 2001 to 55% for the year ended June 30, 2002. This decrease was due primarily to the geophysical equipment segment. Cost of sales as a percentage of sales for the geophysical equipment segment decreased from 60% for the year ended June 30, 2001 to 55% for the year ended June 30, 2002 due primarily to higher manufacturing efficiencies associated with the 24% sales increase mentioned above. Cost of sales for the industrial products segment increased from 47% for the year ended June 30, 2001 to 55% for the year ended June 30, 2002 reflecting lower manufacturing efficiencies resulting from the 15% decrease in sales.

Research and development expense decreased by $18,000 or 7% for fiscal year 2002 over fiscal year 2001 because the APG Gun project was reaching its final stages.

Selling, general and administrative expenses increased by $270,000 or 6% for the year ended June 30, 2002 versus the year ended June 30, 2001 primarily due to higher compensation costs ($340,000).

As indicated in Note 1 to the Consolidated Financial Statements, SFAS No. 142, “Goodwill and Other Intangible Assets,” was adopted by the Company effective July 1, 2001. Accordingly, there was no goodwill amortization for the year ended June 30, 2002. For the year ended June 30, 2001, goodwill amortization was $660,000. The Company had been amortizing goodwill prior to July 1, 2001 over 20 years. If the adoption of SFAS No. 142 had been in effect on July 1, 2000, the reported net income of $396,000 for the year ended June 30, 2001 would have increased to $963,000. Goodwill was tested for impairment as of July 1, 2001, the initial test, and as of July 1, 2002, the first annual test. Both tests were conducted by management with the assistance of an independent valuation company and the results of both tests indicated no impairment.

Interest expense for the year ended June 30, 2002 was $194,000 which was $175,000 less than the previous fiscal year due to the lower average balance outstanding on the A-G Geophysical Products, Inc. note.

The provision for income taxes for the year ended June 30, 2002 was $1,218,000, an effective tax rate of 39%, which was higher than the federal statutory rate of 34% primarily due to the effect of state income taxes. The Company’s tax provision for the year ended June 30, 2001 of $675,000 on income before taxes of $1,071,000 was significantly higher than the federal statutory rate of 34% primarily due to the effect of goodwill amortization relating to the A-G Geophysical Products, Inc. acquisition which was not deductible for income tax purposes and a reduction in the amount of investment tax credit carry-forwards.

The above mentioned factors resulted in a net income for the year ended June 30, 2002 of $1,871,000 compared to net income of $396,000 for the year ended June 30, 2001.

Critical Accounting Policies

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

Based on this definition, our most critical policies include: recording of inventory reserves; deferred taxes; and the assessment of recoverability of goodwill and other intangible assets. We discuss these policies further below. We also have other key accounting policies including policies for revenue recognition and establishment of bad debt reserves. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or that it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 to the Consolidated Financial Statements. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the end of each period and involve inherent risks and uncertainties. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

Inventory Reserves

We establish inventory valuation reserves to reflect those conditions when the cost of the inventory is not expected to be recovered. We review circumstances such as when products are not expected to be saleable. The reserve recorded is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed. During the fourth quarter of fiscal 2003, the inventory valuation reserve was increased by $282,000 as warranted by a higher level of slow-moving geophysical equipment inventory precipitated by the industry-wide slowdown in marine seismic exploration activity. Therefore, the inventory valuation reserve increased from $915,000 at June 30, 2002 to $1,197,000 at June 30, 2003. Inventory valuation reserve balance and activity information is presented in Schedule II-Valuation and Qualifying Amounts for fiscal years 2001, 2002 and 2003.

Deferred Taxes

We apply an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at June 30, 2003 and 2002 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax assets increased by $237,000 from $579,000 at June 30, 2002 to $816,000 at June 30, 2003 reflecting principally the tax benefit of the loss carry-forward generated in the year ended June 30, 2003 and the increase in the inventory valuation reserve.

Goodwill and Intangible Assets

In connection with acquisitions, we determine the amounts and related useful lives assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of estimated useful lives, are performed utilizing the assistance of qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets, if any, is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2001, the initial test; as of July 1, 2002, the first annual test; and as of July 1, 2003, the next annual test. All three tests were conducted by management with the assistance of an independent valuation company and the results of such tests indicated no impairment. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS 142 reporting units. Bolt Technology Corporation (“Bolt”), the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment. The Company has no intangible assets other than goodwill on its balance sheet as of June 30, 2002 and 2003.

Recent Accounting Developments:

Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45

addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Specifically, FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon the issuance of a guarantee and requires that certain disclosures be made concerning such guarantee. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 15, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements relating to FIN 45 are effective for either interim or annual financial statements periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company’s Consolidated Financial Statements because the Company does not issue guarantees.

Accounting for Stock-Based Compensation – Transition and Disclosure

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to require prominent disclosure and in tabular format the effects on reported net income of an entity’s accounting policy decisions concerning stock-based employee compensation. In addition, SFAS 148 requires disclosure of the pro forma effect of stock-based employee compensation on reported net income in interim financial statements. This statement is effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS 148 at the beginning of the third quarter of fiscal 2003 and that adoption did not have an impact on the Company’s consolidated results of operations or financial condition, since the Company did not elect to change to the fair value method of accounting. The Company, however, has modified its reporting disclosures in the footnotes to the Company’s Consolidated Financial Statements as required by the new standard.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as “SPEs”) to be consolidated by the primary beneficiary of the SPE provided that certain criteria are met. FIN 46 is effective immediately for all such entities created after or acquired after January 31, 2003. The adoption of FIN 46 did not have any impact on the Company’s Consolidated Financial Statements since the Company did not have any variable interest entities or SPEs as of June 30, 2003 and does not enter into such transactions.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for derivative contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All requirements of SFAS 149 are applied prospectively with certain exceptions. We believe that the adoption of SFAS 149 will not have any impact on the Company’s results of operations or financial position because the Company does not enter into any derivative instrument and hedging transactions.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer should classify and measure certain financial instruments having characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an “asset” in certain cases). Prior to the issuance of SFAS 150 many issuers classified such instruments as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing as of the beginning of the interim period of adoption. SFAS 150 does not provide for restatement. The adoption of SFAS 150 did not have any impact on the Company’s Consolidated Financial Statements because the Company does not have any financial instruments with characteristics of both liabilities and equity.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

See Item 15 for an Index to Financial Statements and Financial Statement Schedule. Such Financial Statements and Schedule are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 19, 2003, upon the recommendation of its Audit Committee, the Board of Directors of the Registrant dismissed Deloitte & Touche (“Deloitte”) as the Registrant’s independent auditor, and appointed McGladrey & Pullen, LLP (“McGladrey”) to serve as the Registrant’s independent auditor, for the year ending June 30, 2003.

The audit reports of Deloitte on the consolidated financial statements of the Registrant and subsidiaries as of and for the years ended June 30, 2001 and June 30, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Registrant’s two most recent fiscal years ended June 30, 2002, and from July 1, 2002 through March 26, 2003, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

The Registrant provided Deloitte with a copy of the above disclosures. A letter dated March 24, 2003, from Deloitte stating its agreement with such statements is listed under Item 15 as Exhibit 16.1.

During the Registrant’s two most recent fiscal years ended June 30, 2002, and from July 1, 2002 through March 26, 2003, the Registrant did not consult McGladrey with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s Consolidated Financial Statements, or any other matters or reportable events described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of

June 30, 2003. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information as to directors and executive officers required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement relating to the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K (the “Definitive Proxy Statement”).

ITEM 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Definitive Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information under the caption “Equity Compensation Plan Information” under Item 5 of this Form 10-K and the information appearing under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Definitive Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Definitive Proxy Statement.

ITEM 14. Principal Accountant Fees and Services

Not applicable.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Schedules other than the one listed above are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

Exhibit Index

Exhibit No.

2.2	Stock Purchase Agreement for the acquisition at A-G Geophysical Products, Inc. by Bolt Technology Corporation from Albert H. Gerrans, Jr., Stephen Clay and Robert Bernard dated as of April 20, 1999 (incorporated by reference to Exhibit 2.1 to Form 8-K dated April 30, 1999).

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan.*†

10.2	Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated April 30, 1999).

10.3	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001). †

10.4	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.5	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003.*†

10.6	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation.*

10.7	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation.*

16.1	Letters regarding Change in Accountants (incorporated by reference to Exhibit 16.1 to Form 8-K and Form 8-K/A, each dated March 19, 2003).

21.	Subsidiaries of the Registrant.*

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	filed herewith
†	Management contract or compensatory plan.

Reports on Form 8-K

A Form 8-K and Form 8-K/A, each dated March 19, 2003, were filed by the Company on March 26, 2003, and April 2, 2003, respectively, reporting under Item 4, Changes in Registrant’s Certifying Accountants, that upon the recommendation of its Audit Committee, the Company’s Board of Directors dismissed Deloitte & Touche LLP as the Company’s independent auditor, and appointed McGladrey & Pullen, LLP to serve as the Company’s independent auditor for the year ending June 30, 2003.

Reports on Form 8-K (Cont’d)

A Form 8-K dated April 22, 2003 was filed by the Company on April 22, 2003, reporting that the Company’s disclosure of results of operations for the three month and nine month periods ended March 31, 2003 and financial condition as of March 31, 2003 was attached as Exhibit 99.1. In accordance with the procedural guidance in SEC Release No. 33-8216, the information in this Form 8-K and Exhibit attached was furnished under “Item 9. Regulation FD Disclosure” rather than under “Item 12. Disclosure of Results of Operations and Financial Condition.”

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Bolt Technology Corporation

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheet of Bolt Technology Corporation and subsidiaries as of June 30, 2003 and the related consolidated statements of income (loss) and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended June 30, 2003 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the June 30, 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2003 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended June 30, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/ s / McGladrey & Pullen, LLP

Stamford, Connecticut
August 21, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Bolt Technology Corporation

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheet of Bolt Technology Corporation and subsidiaries as of June 30, 2002 and the related consolidated statements of income and cash flows for each of the two years in the period ended June 30, 2002. Our audits also included the financial statement schedule for the years ended June 30, 2002 and 2001 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the years ended June 30, 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/ s / Deloitte & Touche LLP

Stamford, Connecticut
August 15, 2002

Bolt Technology Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$1,922,000	$1,474,000
Accounts receivable, less allowance for uncollectible accounts of $60,000 in 2003 and $199,000 in 2002	1,695,000	3,509,000
Inventories	5,078,000	4,734,000
Deferred income taxes	713,000	704,000
Other current assets	160,000	93,000

Total current assets	9,568,000	10,514,000

Plant and Equipment:
Building and leasehold improvements	346,000	555,000
Geophysical equipment	269,000	269,000
Machinery and equipment	6,053,000	6,017,000
Equipment held for rental	320,000	320,000

	6,988,000	7,161,000
Less accumulated depreciation	(6,092,000)	(6,055,000)

	896,000	1,106,000

Goodwill, net	11,127,000	11,170,000
Deferred Income Taxes	103,000	—
Other Assets	82,000	70,000

Total assets	$21,776,000	$22,860,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$480,000	$495,000
Accrued expenses	757,000	1,540,000

Total current liabilities	1,237,000	2,035,000
Deferred Income Taxes.	—	125,000

Total liabilities	1,237,000	2,160,000

Stockholders’ Equity:
Common stock, no par value, authorized 9,000,000 shares; issued and outstanding 5,414,357 shares	26,152,000	26,152,000
Accumulated deficit	(5,613,000)	(5,452,000)

Total Stockholders’ Equity	20,539,000	20,700,000

Total liabilities and stockholders’ equity	$21,776,000	$22,860,000

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

	For the Years Ended June 30,
	2003	2002	2001
Revenues:
Sales	$10,842,000	$17,991,000	$15,496,000

Costs and Expenses:

Cost of sales	7,116,000	9,967,000	8,912,000
Research and development	206,000	253,000	271,000
Selling, general and administrative	3,873,000	4,520,000	4,250,000
Amortization of goodwill	—	—	660,000
Interest expense	—	194,000	369,000
Interest (income)	(18,000)	(32,000)	(37,000)

	11,177,000	14,902,000	14,425,000

Income (loss) before income taxes	(335,000)	3,089,000	1,071,000
Provision (benefit) for income taxes	(174,000)	1,218,000	675,000

Net income (loss)	$(161,000)	$1,871,000	$396,000

Earnings (loss) per share:
Basic	$(0.03)	$0.35	$0.07
Diluted	$(0.03)	$0.35	$0.07

Average number of common shares outstanding:
Basic	5,414,357	5,411,890	5,408,733
Diluted	5,414,357	5,416,281	5,413,626

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(161,000)	$1,871,000	$396,000
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	281,000	321,000	954,000
Deferred income taxes	(194,000)	1,053,000	616,000

	(74,000)	3,245,000	1,966,000
Change in operating assets and liabilities:
Accounts receivable	1,814,000	1,098,000	(2,519,000)
Inventories	(344,000)	(242,000)	44,000
Other assets	(79,000)	(4,000)	94,000
Accounts payable	(15,000)	(489,000)	564,000
Accrued liabilities	(737,000)	70,000	436,000
Income taxes payable	(46,000)	149,000	—

Net cash provided by operating activities	519,000	3,827,000	585,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(71,000)	(82,000)	(83,000)

Net cash used in investing activities	(71,000)	(82,000)	(83,000)

Cash Flows From Financing Activities:
Repayment of debt	—	(3,600,000)	(1,700,000)

Net cash used in financing activities	—	(3,600,000)	(1,700,000)

Net increase (decrease) in cash	448,000	145,000	(1,198,000)
Cash and cash equivalents at beginning of year	1,474,000	1,329,000	2,527,000

Cash and cash equivalents at end of year	$1,922,000	$1,474,000	$1,329,000

Supplemental disclosure of cash flow information:
Cash transactions:
Interest paid	$—	$194,000	$369,000
Income taxes paid	$65,000	$121,000	$62,000
Non-cash transactions:
Transfer of inventory to plant and equipment	$—	$—	$255,000

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

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

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for uncollectible accounts when the Company believes that collectibility of the principal is unlikely. The allowance is an amount that the Company believes will be adequate to absorb estimated losses on existing accounts receivable, based on the evaluation of the collectibility of accounts receivable and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall accounts receivable quality, review of specific problem accounts receivable, and current economic and industry conditions that may affect the customer’s ability to pay. While the Company uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic and industry conditions.

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method which approximates the first-in, first-out method. The Company reserves for all slow moving inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory.

Plant and Equipment

Plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 5 to 10 years for machinery and equipment and rental assets, 1 to 10 years for geophysical equipment, 15 to 30 years for buildings, and over the term of the lease for leasehold improvements. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Goodwill:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and was being amortized using the straight-line method over 20 years. Accumulated amortization at June 30, 2003 and 2002 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also required an initial goodwill impairment test in the year of adoption and annual impairment tests thereafter. The initial impairment test of the goodwill balance as of July 1, 2001 was completed and the results indicated no impairment of the Company’s recorded goodwill. Annual impairment tests of the goodwill balance as of July 1, 2002 and July 1, 2003 were also conducted and both of these test results indicated no impairment. All three tests were conducted by management with the assistance of an independent valuation company.

As a result of an acquisition in fiscal year 1998, the Company generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction during fiscal year 2003 of $43,000 is a result of the tax benefits generated by the goodwill deductible for tax purposes.

Revenue Recognition and Warranty Costs:

Sales revenue is recognized when the risk of ownership has been transferred to the buyer, which is generally upon shipment. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 in the fourth quarter of 2001, retroactive to July 1, 2000. The adoption of SAB 101 had no effect on the Company’s financial position or results of operations. Warranty costs and product returns incurred by the Company have not been significant.

Income Taxes:

The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision (benefit) for income taxes is the sum of the amount of income tax paid or payable for the year determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company’s deferred tax assets and liabilities.

Stock-Based Compensation:

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”) in 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) in 1997. Under SFAS 123, as amended by SFAS 148, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS 123 and 148. In this regard, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense is recognized for grants under the Company’s stock option plan.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Had compensation cost for stock options granted been determined in accordance with the provisions of SFAS 123, as amended by SFAS 148, net income (loss) and earnings (loss) per share would have been as follows:

	Years Ended June 30,
	2003	2002	2001
Net income (loss), as reported	$(161,000)	$1,871,000	$396,000

Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	71,000	1,000	65,000

Net income (loss), pro forma	$(232,000)	$1,870,000	$331,000

Basic earnings (loss) per share:

As reported	$(0.03)	$0.35	$0.07
Pro forma	$(0.04)	$0.35	$0.06

Diluted earnings (loss) per share:

As reported	$(0.03)	$0.35	$0.07
Pro forma	$(0.04)	$0.35	$0.06

See Note 6 to the Consolidated Financial Statements for additional information concerning stock options.

Long-Lived Assets:

The Company’s long-lived assets consist of plant and equipment and other current and non-current assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of June 30, 2002 and 2003 did not result in any indicators of impairment and therefore no impairment tests were required.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to inventory valuation reserves, goodwill impairment and the realization of deferred tax assets. Actual results could differ from those estimates.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Computation of Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for each of the last three years:

	Years Ended June 30,
	2003	2002	2001
Net income (loss) available to common stockholders	$(161,000)	$1,871,000	$396,000

Divided by:
Weighted average common shares	5,414,357	5,411,890	5,408,733
Weighted average common share equivalents	—	4,391	4,893

Total weighted average common shares and common share equivalents	5,414,357	5,416,281	5,413,626

Basic earnings (loss) per share	$(0.03)	$0.35	$0.07

Diluted earnings (loss) per share	$(0.03)	$0.35	$0.07

For the year ended June 30, 2003, the effect of common stock equivalents relating to stock options was not included in the calculation because to do so would have been anti-dilutive. For the years ended June 30, 2002 and 2001, the calculations do not include options to acquire 160,000 shares and 148,000 shares, respectively, since their inclusion would have been anti-dilutive.

Recent Accounting Developments:

Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Specifically, FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon the issuance of a guarantee and requires that certain disclosures be made concerning such guarantee. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 15, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements relating to FIN 45 are effective for interim and annual financial statements periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company’s Consolidated Financial Statements because the Company does not issue guarantees.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Accounting for Stock-Based Compensation – Transition and Disclosure

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to require prominent disclosure and in tabular format the effects on reported net income of an entity’s accounting policy decisions concerning stock-based employee compensation. In addition, SFAS 148 requires disclosure of the pro forma effect of stock-based employee compensation on reported net income in interim financial statements. This statement is effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS 148 at the beginning of the third quarter of fiscal 2003. Such adoption did not have an impact on the Company’s consolidated results of operations or financial condition, since the Company did not elect to change to the fair value method of accounting. The Company, however, has modified its reporting disclosures in the footnotes to the Company’s Consolidated Financial Statements as required by the new standard.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as “SPEs”) to be consolidated by the primary beneficiary of the SPE provided that certain criteria are met. FIN 46 is effective immediately for all such entities created after or acquired after January 31, 2003. The adoption of FIN 46 did not have any impact on the Company’s Consolidated Financial Statements since the Company did not have any variable interest entities as of June 30, 2003.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for derivative contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All requirements of SFAS 149 are applied prospectively with certain exceptions. We believe that the adoption of SFAS 149 will not have any impact on the Company’s results of operations or financial position because the Company does not enter into any derivative instrument and hedging transactions.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer should classify and measure certain financial instruments having characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an “asset” in certain cases). Prior to the issuance of SFAS 150 many issuers classified such instruments as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing as of the beginning of the interim period of adoption. SFAS 150 does not provide for restatement. The adoption of SFAS 150 did not have any impact on the Company’s Consolidated Financial Statements because the Company does not have any financial instruments with characteristics of both liabilities and equity.

Note 2- Credit Facility

In May 2002, the Company entered into a one-year $1,500,000 unsecured line of credit agreement with a bank to support working capital requirements. The Company never borrowed under this facility which expired in May 2003. The Company is currently evaluating its requirements with respect to arranging a new credit facility.

Note 3 – Inventories

Inventories at June 30 consist of the following:

	2003	2002
Raw materials and sub-assemblies	$5,629,000	$5,148,000
Work-in-process	646,000	501,000

	6,275,000	5,649,000
Less-Reserve for inventory valuation	(1,197,000)	(915,000)

	$5,078,000	$4,734,000

The inventory valuation reserve reflects the cost of inventory which is not expected to be recovered. The reserve recorded is equal to all or a potion of the cost of such inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed.

Note 4 - Income Taxes

Income tax expense (benefit) consists of the following for the three years ended June 30:

	2003	2002	2001
Current:
Federal	$—	$—	$21,000
State	20,000	165,000	38,000
Deferred:
Federal	(171,000)	1,053,000	616,000
State	(23,000)	—	—

Income tax expense (benefit)	$(174,000)	$1,218,000	$675,000

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision (benefit) for income taxes is as follows:

	Years Ended June 30,
	2003	2002	2001
Statutory rate	(34)%	34%	34%
State income taxes, net of federal tax benefit	(3)	5	3
Nondeductible expenses, principally goodwill in 2001	5	1	17
Reduction in investment tax credit carry-forward	—	1	14
Exempt income from foreign sales	(10)	(2)	(5)
Increase in AMT credit	(10)	—	—

Effective rate	(52)%	39%	63%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset at June 30 were as follows:

	2003	2002
Deferred tax assets:
Tax loss carry-forward	$222,000	$—
Inventory valuation reserve	467,000	347,000
Allowance for uncollectible accounts	24,000	79,000
Plant and equipment depreciation	38,000	22,000
Alternative minimum tax credit carry-forward	310,000	278,000

Gross deferred tax asset	1,061,000	726,000
Deferred tax liability:
Amortization of goodwill	(245,000)	(147,000)

Gross deferred tax liability	(245,000)	(147,000)

Net deferred tax asset	$816,000	$579,000

Note 5 - Benefit Plans

The Company maintains defined contribution retirement plans covering substantially all employees who satisfy the age and service requirements of the plans. The Company’s contributions to the plans for the years ended June 30, 2003, 2002, and 2001 amounted to $207,000, $191,000, and $200,000, respectively.

Note 6 - Stock Options

The Company’s 1993 Stock Option Plan provided for the granting of options to purchase up to 550,000 shares of Common Stock of the Company at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period of up to ten years. The plan also provided for the granting to non-employee directors of options to purchase 3,000 shares of Common Stock each time they were elected directors.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

A summary of the Stock Option Plan at June 30, 2003, 2002 and 2001 and the changes during the years ended on those dates is presented below.

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	169,000	$6.24	224,000	$5.84	203,000	$5.97
Granted	307,000	$3.08	3,000	$4.55	21,000	$4.56
Exercised	—	—	(40,000)	$4.13	—	—
Expired	(119,000)	$6.63	(18,000)	$5.70	—	—

Outstanding at end of year	357,000	$3.39	169,000	$6.24	224,000	$5.84

Under the terms of the plan, no options can be granted subsequent to June 30, 2003 but options granted prior to that date shall remain in effect until such options have been exercised or terminated in accordance with the plan and the terms of such options.

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At June 30, 2003	Weighted Average Exercise Price
$3.05-$3.45	307,000	4.6 Years	$3.08	—	—
$4.38-$4.56	28,000	1.8 Years	$4.50	28,000	$4.50
$6.25-$6.38	22,000	0.6 Years	$6.32	22,000	$6.32

	357,000	4.1 Years	$3.39	50,000	$5.30

The estimated fair value of options granted during 2003, 2002 and 2001 was $1.09, $1.36 and $2.66 per share, respectively as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	63%	58%	62%
Risk-free interest rate	2.59%	3.47%	6.00%
Expected life (years)	5	5	5

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Note 7 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three years ended June 30, 2003 were as follows:

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance June 30, 2000	5,408,733	$26,152,000	$(7,719,000)	$18,433,000
Net income	—	—	396,000	396,000

Balance June 30, 2001	5,408,733	26,152,000	(7,323,000)	18,829,000
Exercise of stock options	5,624	—	—	—
Net income	—	—	1,871,000	1,871,000

Balance June 30, 2002	5,414,357	26,152,000	(5,452,000)	20,700,000
Net loss	—	—	(161,000)	(161,000)

Balance June 30, 2003	5,414,357	$26,152,000	$(5,613,000)	$20,539,000

Note 8 - Commitments and Contingencies

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require the customer to provide a letter of credit or an advance payment. In limited cases the Company will grant customers extended payment terms of up to 12 months. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Historically, the Company has not incurred significant credit related losses. The Company invests its excess cash in certificates of deposit with maturities of usually less than one month in an effort to maintain safety and liquidity.

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable and accrued expenses reflected in the June 30, 2003 and 2002 balance sheets approximate carrying values at those dates.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Lease Commitments:

The following table presents the Company’s future minimum lease payments as of June 30, 2003 relating to its non-cancelable operating leases with terms in excess of one year:

Years Ended June 30,	Amount
2004	$474,000
2005	398,000
2006	291,000
2007	291,000
2008	155,000
Beyond 2008	—

Total	$1,609,000

Under such operating leases, rent expense amounted to $478,000, $470,000 and $453,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company’s leases for its Norwalk, Connecticut office and manufacturing facilities expire on January 9, 2008. The Company has options to renew such leases for an additional five year period.

The Company leases a building in Cypress, Texas from the former shareholder of A-G Geophysical Products, Inc. for $10,750 per month. The lease agreement expires in April 2005, and also grants the Company an option to purchase the facility for $1,000,000 during the term of the lease.

Employment Severance Agreements:

The Company has a severance compensation plan for certain executive officers and key employees of the Company which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan.

The Company also has an employment agreement with its president and chief executive officer which provides for severance in the case of voluntary or involuntary termination or change in control. This employment agreement has a term through June 30, 2006, subject to extension as set forth in the agreement.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $3,200,000 at June 30, 2003. No amounts were due as of that date because no events had occurred which would have triggered such liability.

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any current or pending litigation.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Note 9 - Segment and Customer Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt Technology Corporation and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the years ended June 30, 2003, 2002 and 2001.

Fiscal Year ended June 30, 2003	Geophysical Equipment	Industrial Products	Total
Sales	$8,132,000	$2,710,000	$10,842,000
Interest income	18,000	—	18,000
Interest expense	—	—	—
Depreciation and amortization	247,000	34,000	281,000
Income (loss) before income taxes	(768,000)	433,000	(335,000)
Segment assets	17,004,000	4,772,000	21,776,000
Fixed asset additions	69,000	2,000	71,000

Fiscal Year ended June 30, 2002	Geophysical Equipment	Industrial Products	Total
Sales	$15,447,000	$2,544,000	$17,991,000
Interest income	32,000	—	32,000
Interest expense	194,000	—	194,000
Depreciation and amortization	284,000	37,000	321,000
Income before income taxes	2,738,000	351,000	3,089,000
Segment assets	18,165,000	4,695,000	22,860,000
Fixed asset additions	65,000	17,000	82,000

Fiscal Year ended June 30, 2001	Geophysical Equipment	Industrial Products	Total
Sales	$12,508,000	$2,988,000	$15,496,000
Interest income	37,000	—	37,000
Interest expense	369,000	—	369,000
Depreciation and amortization	694,000	260,000	954,000
Income before income taxes	590,000	481,000	1,071,000
Segment assets	18,786,000	5,948,000	24,734,000
Fixed asset additions	76,000	7,000	83,000

The Company does not allocate income taxes to segments.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

The following table reports sales by country for the years ended June 30, 2003, 2002 and 2001. Sales are attributed to each country based on the location of the customer.

	2003	2002	2001
United States	$5,861,000	$7,509,000	$8,321,000
Norway	1,559,000	3,501,000	2,546,000
France	947,000	765,000	513,000
Singapore	534,000	1,598,000	1,171,000
United Kingdom	497,000	1,786,000	689,000
Mexico	291,000	34,000	3,000
Canada	241,000	262,000	161,000
Former Soviet Union	238,000	1,101,000	178,000
Japan	203,000	134,000	100,000
Peoples Republic of China	158,000	852,000	1,269,000
Germany	118,000	185,000	93,000
Other	195,000	264,000	452,000

	$10,842,000	$17,991,000	$15,496,000

A relatively small number of customers has accounted for the Company’s geophysical equipment segment sales. Customers accounting for 10% or more of consolidated sales for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Customer A	12%	17%	17%
Customer B	12	14	11

Note 10 - Supplementary Information

Accrued expenses at June 30, 2003 and 2002 consist of the following:

	2003	2002
Compensation and related taxes	$184,000	$685,000
Compensated absences	244,000	242,000
Commissions payable	161,000	309,000
Professional fees	10,000	106,000
Income taxes payable	72,000	118,000
Other	86,000	80,000

	$757,000	$1,540,000

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Note 11 - Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the years ended June 30, 2003 and 2002.

	Three Months Ended
	Sept. 30	Dec. 31	March 31	June 30
2003
Sales	$3,094,000	$2,419,000	$2,320,000	$3,009,000
Cost of sales	1,799,000	1,597,000	1,487,000	2,233,000
Income (loss) before taxes	248,000	(269,000)	(215,000)	(99,000)
Net income (loss)	151,000	(178,000)	(136,000)	2,000
Basic and diluted earnings (loss) per share	$0.03	$(0.03)	$(0.03)	$0.00

	Three Months Ended
	Sept. 30	Dec. 31	March 31	June 30
2002
Sales	$4,191,000	$4,280,000	$4,760,000	$4,760,000
Cost of sales	2,505,000	2,350,000	2,640,000	2,472,000
Income before taxes	491,000	674,000	769,000	1,155,000
Net income	302,000	409,000	469,000	691,000
Basic and diluted earnings per share:	$0.06	$0.07	$0.09	$0.13

Bolt Technology Corporation and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Three Years Ended June 30, 2003

Description	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions	Balance At End Of Year
Allowance for uncollectible accounts:

2001	$474,000	$125,000	$(412,000)	$187,000
2002	187,000	97,000	(85,000)	199,000
2003	199,000	(94,000)	(45,000)	60,000

Reserve for inventory valuation:

2001	$873,000	$42,000	—	$915,000
2002	915,000	—	—	915,000
2003	915,000	282,000	—	1,197,000

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

By:	/ s / Raymond M. Soto
Raymond M. Soto (Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s / Raymond M. Soto (Raymond M. Soto)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2003

/ s / Joseph Espeso (Joseph Espeso)	Senior Vice President - Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 26, 2003

/ s / Kevin M. Conlisk (Kevin M. Conlisk)	Director	September 26, 2003

/ s / Michael H. Flynn (Michael H. Flynn)	Director	September 26, 2003

/ s / George R. Kabureck (George R. Kabureck)	Director	September 26, 2003

/ s / Joseph Mayerick, Jr. (Joseph Mayerick, Jr.)	Director	September 26, 2003

/ s / Daniel K. McConlogue (Daniel K. McConlogue)	Director	September 26, 2003

/ s / Gerald H. Shaff (Gerald H. Shaff)	Director	September 26, 2003

/ s / Gerald A. Smith (Gerald A. Smith)	Director	September 26, 2003