Form 10-Q
period 2003-09-30
BOLT TECHNOLOGY CORP
filed 2003-11-13
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

At November 12, 2003, there were 5,414,357 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2003	2002
Sales	$3,666,000	$3,094,000

Costs and Expenses:
Cost of sales	2,124,000	1,799,000
Research and development	47,000	60,000
Selling, general and administrative	995,000	992,000
Interest income	(6,000)	(5,000)

	3,160,000	2,846,000

Income before income taxes	506,000	248,000
Provision for income taxes	165,000	97,000

Net income	$341,000	$151,000

Earnings per share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

Shares Outstanding:
Basic	5,414,357	5,414,357
Diluted	5,478,284	5,414,357

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003 (unaudited)	June 30 , 2003
Current Assets:
Cash and cash equivalents	$1,902,000	$1,922,000
Accounts receivable, net	2,185,000	1,695,000
Inventories, net	5,244,000	5,078,000
Deferred income taxes	624,000	713,000
Other	131,000	160,000

Total current assets	10,086,000	9,568,000

Goodwill, net	11,116,000	11,127,000
Plant and Equipment, net	846,000	896,000
Deferred Income Taxes	81,000	103,000
Other Assets	95,000	82,000

Total assets	$22,224,000	$21,776,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$373,000	$480,000
Accrued liabilities	971,000	757,000

Total current liabilities	1,344,000	1,237,000

Stockholders’ Equity:
Common stock	26,152,000	26,152,000
Accumulated deficit	(5,272,000)	(5,613,000)

Total stockholders’ equity	20,880,000	20,539,000

Total liabilities and stockholders’ equity	$22,224,000	$21,776,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$341,000	$151,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	63,000	80,000
Deferred income taxes	122,000	65,000

	526,000	296,000
Changes in operating assets and liabilities:
Accounts receivable	(490,000)	1,616,000
Inventories	(166,000)	(121,000)
Other assets	16,000	(29,000)
Accounts payable and accrued liabilities	107,000	(710,000)

Net cash provided (used) by operating activities	(7,000)	1,052,000

Cash Flows From Investing Activities:
Purchase of plant and equipment	(13,000)	(4,000)

Net cash used in investing activities	(13,000)	(4,000)

Net increase (decrease) in cash and cash equivalents	(20,000)	1,048,000
Cash and cash equivalents at beginning of year	1,922,000	1,474,000

Cash and cash equivalents at end of period	$1,902,000	$2,522,000

Supplemental disclosure of cash flow information:
Income taxes paid	$13,000	$—

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the three month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the September 30, 2003 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Note 2 – Description of Business and Significant Accounting Policies

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

Allowance for Uncollectible Accounts:

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

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method which approximates the first-in, first-out method. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory. See Note 5 to the Consolidated Financial Statements (Unaudited) for additional information concerning inventories.

Plant and Equipment:

Plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 5 to l0 years for machinery and equipment and rental assets, 1 to l0 years for geophysical equipment, 15 to 30 years for buildings, and over the term of the lease for leasehold improvements. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 6 to the Consolidated Financial Statements (Unaudited) for additional information concerning plant and equipment.

Goodwill:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at September 30, 2003 and June 30, 2003 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also required an initial goodwill impairment test in the year of adoption and annual impairment tests thereafter. The initial impairment test of the goodwill balance as of July 1, 2001 and annual impairment tests of the goodwill balance as of July 1, 2002 and July 1, 2003 were conducted and the test results indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to the Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Revenue Recognition and Warranty Costs:

Sales revenue is recognized when the risk of ownership has been transferred to the buyer, which is generally upon shipment. Warranty costs and product returns incurred by the Company have not been significant.

Income Taxes:

The provision for income taxes is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the period determined by applying the provisions of enacted tax laws to the taxable income for that period and the net change during the period in the Company’s deferred tax assets and liabilities. See Note 4 to the Consolidated Financial Statements (Unaudited) for additional information concerning the provision for income taxes.

Stock-Based Compensation:

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” in 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1997. Under SFAS No. 123, as amended by SFAS No. 148, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS Nos. 123 and 148. In this regard, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense is recognized for grants under the Company’s stock option plan.

Had compensation cost for stock options granted been recognized in accordance with the provisions of SFAS 123, as amended by SFAS 148, net income and earnings per share would have been as follows:

	Three Months Ended September 30,
	2003	2002
Net Income:
Net income, as reported	$341,000	$151,000
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	43,000	—

Net income, pro forma	$298,000	$151,000

Basic earnings per share:
As reported	$0.06	$0.03
Pro forma	$0.06	$0.03
Diluted earnings per share:
As reported	$0.06	$0.03
Pro forma	$0.05	$0.03

The fair value of stock options granted in determining the above additional compensation cost ($43,000) was $1.09 per share, as estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	63%
Risk-free interest rate	2.59%
Expected life (years)	5

See Note 8 to the Consolidated Financial Statements (Unaudited) for additional information concerning stock options.

Long-Lived Assets:

The Company’s long-lived assets consist of plant and equipment and other current and non-current assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s review as of September 30, 2003 did not result in any indicators of impairment and therefore no impairment tests were performed.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
Net income	$341,000	$151,000

Divided by:
Weighted average common shares	5,414,357	5,414,357
Weighted average common share equivalents	63,927	—

Total weighted average common shares and common share equivalents	5,478,284	5,414,357

Basic earnings per share	$0.06	$0.03

Diluted earnings per share	$0.06	$0.03

For the three months ended September 30, 2003 and 2002, the calculations do not include options to acquire 40,000 and 167,000 shares, respectively since their inclusion would have been anti-dilutive.

Note 3 – Goodwill

The composition of the net goodwill balance by reporting segment is as follows:

	September 30, 2003	June 30, 2003

Geophysical Equipment Segment	$7,679,000	$7,679,000
Industrial Products Segment	3,437,000	3,448,000

	$11,116,000	$11,127,000

As a result of the acquisition of Custom Products in fiscal year 1998, the Company generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction during the three month period ended September 30, 2003 of $11,000 in the industrial products segment is a result of the tax benefits generated by the excess tax deduction.

Note 4 – Income Taxes

Components of income tax expense for the three months ended September 30, 2003 and 2002 are as follows:

	2003	2002
Current:
Federal	$20,000	$11,000
State	23,000	21,000
Deferred:
Federal	120,000	65,000
State	2,000	—

Income tax expense	$165,000	$97,000

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2003	June 30, 2003
Raw materials and sub-assemblies	$5,924,000	$5,629,000
Work in process	541,000	646,000

	6,465,000	6,275,000
Less – reserve for inventory valuation	(1,221,000)	(1,197,000)

	$5,244,000	$5,078,000

The inventory valuation reserve reflects the cost of inventory which is not expected to be recovered. The reserve recorded is equal to all or a portion of the cost of such inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed.

Note 6 – Plant and Equipment

Plant and equipment are comprised of the following:

	September 30, 2003	June 30, 2003
Leasehold improvements	$351,000	$346,000
Geophysical equipment	269,000	269,000
Machinery and equipment	6,062,000	6,053,000
Equipment held for rental	320,000	320,000

	7,002,000	6,988,000
Less – accumulated depreciation	(6,156,000)	(6,092,000)

	$846,000	$896,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the three months ended September 30, 2003 and 2002:

Three months ended September 30, 2003
	Geophysical Equipment	Industrial Products	Total
Sales	$3,011,000	$655,000	$3,666,000
Interest income	6,000	—	6,000
Depreciation	60,000	3,000	63,000
Income before income taxes	420,000	86,000	506,000
Segment assets	17,525,000	4,699,000	22,224,000
Fixed asset additions	8,000	5,000	13,000

Three months ended September 30, 2002
	Geophysical Equipment	Industrial Products	Total
Sales	$2,453,000	$641,000	$3,094,000
Interest income	5,000	—	5,000
Depreciation	71,000	9,000	80,000
Income before income taxes	162,000	86,000	248,000
Segment assets	17,609,000	4,712,000	22,321,000
Fixed asset additions	4,000	—	4,000

The Company does not allocate income taxes to its segments.

Note 8 – Stock Options

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

A summary of the Stock Option Plan changes during the three month period ended September 30, 2003 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2003	357,000	$3.39
Granted	—	—
Exercised	—	—
Expired	10,000	6.25

Outstanding at September 30, 2003	347,000	$3.31

Under the terms of the plan, no options can be granted subsequent to June 30, 2003 but options granted prior to that date shall remain in effect until such options have been exercised or terminated in accordance with the plan and the terms of such options.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. During fiscal 2003, despite high oil and gas prices, the energy industry became increasingly more cautious on exploration spending. The Company believes that this caution was due to uncertain economic and political outlooks. This slowdown in marine seismic activity was industry-wide. The Company did not ship any complete energy source systems until late in the fourth quarter of fiscal 2003, and sales of air gun replacement parts and underwater electrical connectors were depressed during fiscal 2003. The first quarter of fiscal 2004 improved, due principally to the first system sale of the Company’s new Annular Port Guns. Although exploration activity conducted by major international marine seismic contractors, who are the Company’s major customers, continues to be depressed, there are signs that such exploration activity may be improving.

Sales in the industrial products segment also improved in the fiscal 2004 first quarter.

Liquidity and Capital Resources

At September 30, 2003, the Company had $1,902,000 in cash and cash equivalents. For the three months ended September 30, 2003, cash and cash equivalents decreased by $20,000. Cash flow from operating activities after changes in working capital items decreased by $7,000 for the three months ended September 30, 2003, primarily due to higher accounts receivable and inventory, substantially offset by net income adjusted for depreciation and deferred income taxes and higher current liabilities.

For the three months ended September 30, 2003, the Company used $13,000 for capital expenditures for replacement equipment funded from operating cash flow. The Company estimates that capital expenditures for fiscal 2004 will be approximately $150,000. The Company expects to fund these capital expenditures from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At September 30, 2003 and June 30, 2003, the five customers with the highest balances due represented 55% and 43%, respectively, of the consolidated accounts receivable balances on those dates.

At September 30, 2002, the Company had $2,522,000 in cash and cash equivalents. For the three months ended September 30, 2002, cash and cash equivalents increased by $1,048,000. Cash flow from operating activities after changes in working capital items was $1,052,000 for the three months ended September 30, 2002, primarily due to net income adjusted for depreciation and deferred income taxes and a decrease in accounts receivable, partially offset by a decrease in current liabilities.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or special purpose entities and has not issued any guarantees.

Contractual Obligations

The Company has no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at September 30, 2003 and June 30, 2003.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Sales for the three months ended September 30, 2003 increased by $572,000 or 18% from the corresponding period last year. Sales of geophysical equipment increased by $558,000 or 23% primarily due to the first system sale (approximately $594,000) of the Company’s new Annular Port Guns,

partially offset by lower sales of underwater electrical connectors. In contrast, there were no sales of complete energy source systems in the quarter ended September 30, 2002. Industrial Products sales for the three months ended September 30, 2003 increased by $14,000 or 2% compared to the three months ended September 30, 2002, reflecting gradual improvement in the domestic economy.

Consolidated cost of sales as a percentage of consolidated sales was 58% for the three months ended September 30, 2003 and was unchanged from the three months ended September 30, 2002. Cost of sales as a percentage of sales for the geophysical equipment segment was 58% for the three months ended September 30, 2003, a decrease of 1% from the three months ended September 30, 2002 due primarily to higher manufacturing efficiencies associated with the 23% sales increase, partially offset by a charge of $24,000 to increase the inventory valuation reserve. Cost of sales as a percentage of sales for the industrial products segment increased from 56% for the three months ended September 30, 2002 to 59% for the three months ended September 30, 2003 primarily due to higher compensation cost.

Research and development costs decreased by $13,000 from the corresponding quarter last year. This decrease was due primarily to lower spending levels on the Annular Port Gun project.

Selling, general and administrative expenses decreased by $3,000 for the three months ended September 30, 2003 from the three months ended September 30, 2002 primarily due to lower compensation costs ($30,000) and lower commissions ($28,000) substantially offset by an increase in bad debt expense ($52,000).

The provision for income taxes for the three months ended September 30, 2003 was $165,000 which was an effective tax rate of 33%. This rate was lower than the 34% federal statutory rate primarily due to the benefit of export sales, partially offset by state income taxes and deferred taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for the three months ended September 30, 2002 was $97,000 which was an effective tax rate of 39%. This rate was higher than the 34% federal statutory rate primarily due to state income taxes and deferred taxes attributable to goodwill amortization for tax purposes.

The above mentioned factors resulted in net income for the three months ended September 30, 2003 of $341,000 compared to net income of $151,000 for the corresponding period last year.

Critical Accounting Policies

The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on the results we report in our financial statements. The United States Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments.

Based on this definition, our most critical policies include: recording of inventory reserves, deferred taxes, and the assessment of recoverability of goodwill and other intangible assets. These policies are discussed below. We also have other key accounting policies, including policies for revenue recognition and establishment of bad debt reserves. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

For additional information see Note 2 to the Consolidated Financial Statements (Unaudited). Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the end of the period and involve inherent risks and uncertainties. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

Inventory Reserves

We establish inventory valuation reserves to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances including when products are not expected to be saleable. The reserve recorded is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed. During the three months ended September 30, 2003, the inventory valuation reserve was increased by $24,000.

Deferred Taxes

We apply an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2003 and June 30, 2003 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax assets decreased by $111,000 from $816,000 at June 30, 2003 to $705,000 at September 30, 2003 reflecting principally the utilization of the net operating loss carry-forward generated in the year ended June 30, 2003.

Goodwill and Intangible Assets

In connection with acquisitions, we determine the amounts and related useful lives assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of estimated useful lives, are performed by utilizing the assistance of qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets, if any, is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2001, the initial test; as of July 1, 2002, the first annual test; and as of July 1, 2003, the next annual test. All three tests were conducted by management with the assistance of an independent valuation company and the results of such tests indicated no impairment. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G which are two SFAS 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment. The Company has no intangible assets other than goodwill on its balance sheet as of September 30, 2003 and June 30, 2003. See Note 3 to the Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

During the three months ended September 30, 2003, there were no accounting pronouncements issued relevant to the Company’s operations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, have evaluated the Company’s disclosure controls and procedures as of September 30, 2003. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 6- Exhibits and Reports on Form 8-K

(a)    Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b)    Reports on Form 8-K

A Form 8-K dated August 26, 2003 was filed by the Company on the same date reporting that the Company’s disclosure of results of operations for the three month and twelve month periods ended June 30, 2003 was attached as Exhibit 99.1. The information was furnished pursuant to Item 12 (Disclosure of Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: November 13, 2003	/S/ RAYMOND M. SOTO

Raymond M. Soto
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Date: November 13, 2003	/S/ JOSEPH ESPESO

Joseph Espeso
Senior Vice President-Finance and
Chief Financial Officer (Principal Financial and Accounting Officer)