Form 10-Q
period 2003-12-31
BOLT TECHNOLOGY CORP
filed 2004-02-13
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At February 11, 2004, there were 5,414,357 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item  1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Sales	$3,501,000	$2,419,000	$7,167,000	$5,512,000

Costs and Expenses:

Cost of sales	2,001,000	1,597,000	4,125,000	3,395,000

Research and development	38,000	46,000	85,000	106,000
Selling, general and administrative	1,110,000	1,050,000	2,105,000	2,042,000
Interest income	(2,000)	(5,000)	(8,000)	(10,000)

	3,147,000	2,688,000	6,307,000	5,533,000

Income (loss) before income taxes	354,000	(269,000)	860,000	(21,000)
Provision (benefit) for income taxes	129,000	(91,000)	294,000	6,000

Net income (loss)	$225,000	$(178,000)	$566,000	$(27,000)

Earnings (loss) per share:

Basic	$0.04	$(0.03)	$0.10	$0.00

Diluted	$0.04	$(0.03)	$0.10	$0.00

Shares Outstanding:

Basic	5,414,357	5,414,357	5,414,357	5,414,357

Diluted	5,484,969	5,414,357	5,481,627	5,414,357

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003 (unaudited)	June 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,119,000	$1,922,000
Accounts receivable, net	1,936,000	1,695,000
Inventories, net	5,387,000	5,078,000
Deferred income taxes	538,000	713,000
Other	61,000	160,000

Total current assets	10,041,000	9,568,000

Goodwill, net	11,106,000	11,127,000
Plant and Equipment, net	832,000	896,000
Deferred Income Taxes	37,000	103,000
Other Assets	95,000	82,000

Total assets	$22,111,000	$21,776,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$365,000	$480,000
Accrued liabilities	641,000	757,000

Total current liabilities	1,006,000	1,237,000

Stockholders’ Equity:
Common stock	26,152,000	26,152,000
Accumulated deficit	(5,047,000)	(5,613,000)

Total stockholders’ equity	21,105,000	20,539,000

Total liabilities and stockholders’ equity	$22,111,000	$21,776,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2003	2002
Cash Flows From Operating Activities:
Net income	$566,000	$(27,000)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	135,000	148,000
Deferred income taxes	262,000	(20,000)

	963,000	101,000
Changes in operating assets and liabilities:
Accounts receivable	(241,000)	1,975,000
Inventories	(309,000)	(254,000)
Other assets	86,000	24,000
Accounts payable and accrued liabilities	(231,000)	(939,000)

Net cash provided by operating activities	268,000	907,000

Cash Flows From Investing Activities:
Purchase of plant and equipment	(71,000)	(8,000)

Net cash used in investing activities	(71,000)	(8,000)

Net increase in cash and cash equivalents	197,000	899,000
Cash and cash equivalents at beginning of year	1,922,000	1,474,000

Cash and cash equivalents at end of period	$2,119,000	$2,373,000

Supplemental disclosure of cash flow information:
Income taxes paid	$21,000	$7,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The consolidated balance sheet as of December 31, 2003, the consolidated statements of operations for the three month and six month periods ended December 31, 2003 and 2002 and the consolidated statements of cash flows for the six month periods ended December 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the December 31, 2003 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

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

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method which approximates the first-in, first-out method. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory. See Note 5 to Consolidated Financial Statements (Unaudited) for additional information concerning inventories.

Plant and Equipment:

Plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 5 to l0 years for machinery and equipment and rental assets, 1 to l0 years for geophysical equipment, 15 to 30 years for buildings, and over the term of the lease for leasehold improvements. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 6 to Consolidated Financial Statements (Unaudited) for additional information concerning plant and equipment.

Goodwill:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at December 31, 2003 and June 30, 2003 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also required an initial goodwill impairment test in the year of adoption and annual impairment tests thereafter. The initial impairment test of the goodwill balance as of July 1, 2001 and annual impairment tests of the goodwill balance as of July 1, 2002 and July 1, 2003 were conducted and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Revenue Recognition and Warranty Costs:

Sales revenue is recognized when the risk of ownership has been transferred to the buyer, which is generally upon shipment. Warranty costs and product returns incurred by the Company have not been significant.

Income Taxes:

The provision for income taxes is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the period determined by applying the provisions of enacted tax laws to the taxable income for that period and the net change during the period in the Company’s deferred tax assets and liabilities. See Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning the provision for income taxes.

Stock-Based Compensation:

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” in 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1997. Under SFAS No. 123, as amended by SFAS No. 148, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS Nos. 123 and 148. In this regard, the Company applies Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense is recognized for grants under the Company’s stock option plan.

Had compensation cost for stock options granted been recognized in accordance with the provisions of SFAS 123, as amended by SFAS 148, net income and earnings per share for the three months and six months ended December 31, 2003 and 2002 would have been as follows:

	Three Months Ended December 31,
	2003	2002
Net Income (loss):
As reported	$225,000	$(178,000)
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	43,000	1,000

Pro forma	$182,000	$(179,000)

Basic earnings (loss) per share:
As reported	$0.04	$(0.03)
Pro forma	$0.03	$(0.03)

	Six Months Ended December 31,
	2003	2002
Net Income (loss):
As reported	$566,000	$(27,000)
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	86,000	1,000

Pro forma	$480,000	$(28,000)

Basic earnings (loss) per share:
As reported	$0.10	$0.00
Pro forma	$0.09	$(0.01)
Diluted earnings (loss) per share:
As reported	$0.10	$0.00
Pro forma	$0.09	$(0.01)

The fair value of stock options granted in determining the above additional compensation cost for the three and six months ending December 31, 2003 was $1.09 per share, as estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	63%
Risk-free interest rate	2.59%
Expected life (years)	5

See Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning stock options.

Long-Lived Assets:

The Company’s long-lived assets consist of plant and equipment and other current and non-current assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s review as of December 31, 2003 did not result in any indicators of impairment and therefore, no impairment tests were performed.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to inventory valuation reserves, goodwill impairment and the realization of deferred tax assets. Actual results could differ from those estimates.

Computation of Earnings Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three and six month periods ended December 31, 2003 and 2002:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss)	$225,000	$(178,000)	$566,000	$(27,000)

Divided by:
Weighted average common shares	5,414,357	5,414,357	5,414,357	5,414,357
Weighted average common share equivalents	70,612	—	67,270	—

Total weighted average common shares and common share equivalents	5,484,969	5,414,357	5,481,627	5,414,357

Basic earnings (loss) per share	$0.04	$(0.03)	$0.10	$0.00

Diluted earnings (loss) per share	$0.04	$(0.03)	$0.10	$0.00

For the three and six month periods ended December 31, 2003 and 2002, the calculations do not include options to acquire 40,000 and 151,000 shares, respectively, since their inclusion would have been anti-dilutive.

Note 3 – Goodwill

The composition of the net goodwill balance by reporting segment is as follows:

	December 31, 2003	June 30, 2003

Geophysical Equipment Segment	$7,679,000	$7,679,000

Industrial Products Segment	3,427,000	3,448,000

	$11,106,000	$11,127,000

The acquisition of Custom Products in fiscal year 1998 generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction in the industrial products segment during the six month period ended December 31, 2003 of $21,000 is a result of the tax benefits generated by the goodwill deductible for tax purposes.

Note 4 – Income Taxes

The components of income tax expense for the six months ended December 31 are as follows:

	2003	2002
Current:
Federal	$—	$—
State	32,000	27,000

Deferred:
Federal	251,000	(21,000)
State	11,000	—

Income tax expense	$294,000	$6,000

Note 5 – Inventories

Inventories consist of the following:

	December 31, 2003	June 30, 2003
Raw materials and sub-assemblies	$6,135,000	$5,629,000
Work in process	520,000	646,000

	6,655,000	6,275,000
Less—reserve for inventory valuation	(1,268,000)	(1,197,000)

	$5,387,000	$5,078,000

The inventory valuation reserve reflects the cost of inventory which is not expected to be recovered. The reserve recorded is equal to all or a portion of the cost of such inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed. During the six month period ended December 31, 2003, the Company added $71,000 to the reserve for inventory valuation and no items were scrapped or disposed.

Note 6 – Plant and Equipment

Plant and equipment are comprised of the following:

	December 31, 2003	June 30, 2003

Leasehold improvements	$346,000	$346,000
Geophysical equipment	269,000	269,000
Machinery and equipment	6,124,000	6,053,000
Equipment held for rental	320,000	320,000

	7,059,000	6,988,000
Less – accumulated depreciation	(6,227,000)	(6,092,000)

	$832,000	$896,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the six months ended December 31, 2003 and 2002:

Six months ended December 31, 2003

	Geophysical Equipment	Industrial Products	Total
Sales	$5,725,000	$1,442,000	$7,167,000
Interest income	8,000	—	8,000
Depreciation	121,000	14,000	135,000
Income before income taxes	645,000	215,000	860,000
Segment assets	17,338,000	4,773,000	22,111,000
Fixed asset additions	67,000	4,000	71,000

Six months ended December 31, 2002

	Geophysical Equipment	Industrial Products	Total
Sales	$4,203,000	$1,309,000	$5,512,000
Interest income	10,000	—	10,000
Depreciation	130,000	18,000	148,000
Income before income taxes	(219,000)	198,000	(21,000)
Segment assets	17,226,000	4,709,000	21,935,000
Fixed asset additions	8,000	—	8,000

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

A summary of the Stock Option Plan changes during the six month period ended December 31, 2003 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2003	357,000	$3.39
Granted	—	—
Exercised	—	—
Expired	10,000	6.25

Outstanding at December 31, 2003	347,000	$3.31

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. During fiscal 2003, despite high oil and gas prices, the energy industry became increasingly more cautious on exploration spending. The Company believes that this caution was due to uncertain economic and political outlooks. This slowdown in marine seismic activity was industry-wide. During fiscal 2003, the Company did not ship any complete energy source systems until late in the fourth quarter of fiscal 2003, and sales of air gun replacement parts and underwater electrical connectors were depressed during fiscal 2003. Although marine seismic exploration activity continues to be depressed, it has started showing signs of improvement during the first six months of fiscal 2004. Based on proposals that the Company has outstanding and the current level of customer inquiries, marine seismic exploration activity is anticipated to continue to improve.

Sales in the industrial products segment also improved during the first half of fiscal 2004.

Liquidity and Capital Resources

At December 31, 2003, the Company had $2,119,000 in cash and cash equivalents. For the six months ended December 31, 2003, cash and cash equivalents increased by $197,000. Cash flow from operating activities after changes in working capital items was an increase of $268,000 for the six months ended December 31, 2003, primarily due to net income adjusted for depreciation and deferred income taxes partially offset by higher accounts receivable, inventories and lower current liabilities.

For the six months ended December 31, 2003, the Company used $71,000 for capital expenditures funded from operating cash flow. The Company estimates that capital expenditures for manufacturing equipment for fiscal 2004 will be approximately $150,000. The Company expects to fund these capital expenditures from operating cash flow.

The Company has an option to purchase the land and buildings in Cypress, Texas where A-G is located for $1,000,000. The option expires in April of 2005, concurrent with the present lease expiration date. The Company currently believes that it will exercise the purchase option prior to its expiration date. In this regard, the Company is considering, among other things, when it will exercise the option and how it will fund the exercise price. Should external financing for all or a portion of the exercise price be deemed appropriate, the Company believes that it could obtain such financing at competitive terms.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At December 31, 2003 and June 30, 2003, the five customers with the highest balances due represented 49% and 43%, respectively, of the consolidated accounts receivable balances on those dates.

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

Current cash and cash equivalent balances and projected cash flow from operations are considered adequate to meet foreseeable operating needs. In the event the Company exercises the option for the purchase of the land and building in Cypress, Texas, however, the Company may obtain financing for such purchase. The Company believes that such financing could be obtained at competitive terms.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or special purpose entities and has not issued any guarantees.

Contractual Obligations

The Company has no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at December 31, 2003 and June 30, 2003.

Subsequent Event

By letter dated January 23, 2004, Bolt was informed that the staff of the Securities and Exchange Commission (the “Staff”) has begun an informal inquiry regarding certain corporate and accounting matters at Bolt. In its letter, the Staff stated that the inquiry should not be construed to indicate that any federal securities laws had been violated or to reflect on the integrity of any person, Bolt or its securities. Although Bolt believes that it has acted properly and legally and is voluntarily cooperating with the Staff’s informal inquiry, it can neither predict the length, scope or results of the informal inquiry, or the impact, if any, on Bolt or its operations.

Results of Operations

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Sales for the six months ended December 31, 2003 increased by $1,655,000 or 30% from the corresponding period last year. Sales of geophysical equipment increased by $1,522,000 or 36% primarily due to several complete energy source system sales, one of which included the first sale of our new Annular Port Guns ($594,000). In contrast, there were no sales of complete energy source systems during the six months ended December 31, 2002. Industrial Products sales for the six months ended December 31, 2003 increased by $133,000 or 10% compared to the six months ended December 31, 2002, reflecting higher volume associated with the gradual improvement in the domestic economy.

Consolidated cost of sales as a percentage of consolidated sales was 58% for the six months ended December 31, 2003 versus 62% for the six months ended December 31, 2002. Cost of sales as a percentage of sales for the geophysical equipment segment decreased from 64% for the six months ended December 31, 2002 to 58% for the six months ended December 31, 2003, due primarily to higher manufacturing efficiencies associated with the 36% sales increase. Cost of sales as a percentage of sales for the industrial products segment increased from 54% for the six months ended December 31, 2002 to 57% for the six months ended December 31, 2003 primarily due to higher compensation cost.

Research and development costs decreased by $21,000 from the corresponding six months last year. This decrease was due primarily to lower spending levels on the Annular Port Gun project.

Selling, general and administrative expenses increased by $63,000 for the six months ended December 31, 2003 from the six months ended December 31, 2002 primarily due to higher bad debt expense ($108,000) partially offset by lower compensation cost ($38,000).

The provision for income taxes for the six months ended December 31, 2003 was $294,000, an effective tax rate of 34%. Such effective tax rate was lower than the combined federal and state statutory rate of approximately 39% primarily due to the tax benefits for export sales. The provision for income taxes for the six months ended December 31, 2002 was $6,000 due primarily to deferred taxes attributable to goodwill amortization for tax purposes.

The above mentioned factors resulted in net income for the six months ended December 31, 2003 of $566,000 compared to a net loss of $27,000 for the corresponding period last year.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Sales for the three months ended December 31, 2003 increased by $1,082,000 or 45% from the corresponding period last year. Sales of geophysical equipment increased by $963,000 or 55% primarily due to several energy source system sales and higher sales of underwater electrical connectors. In contrast, there were no sales of complete energy source systems in the second quarter of fiscal 2003. Industrial Products sales for the three months ended December 31, 2003 increased by $119,000 or 18% compared to the three months ended December 31, 2002, reflecting higher volume associated with the improvement in the domestic economy.

Consolidated cost of sales as a percentage of consolidated sales was 57% for the three months ended December 31, 2003 versus 66% for the three months ended December 31, 2002. Cost of sales as a percentage of sales for the geophysical equipment segment decreased from 72% for the three months ended December 31, 2002 to 58% for the three months ended December 31, 2003, due primarily to higher manufacturing efficiencies associated with the 55% sales increase, partially offset by a charge of $47,000 to increase the inventory valuation reserve. Cost of sales as a percentage of sales for the industrial products segment increased from 51% for the three months ended December 31, 2002 to 55% for the three months ended December 31, 2003 primarily due to higher compensation costs.

Research and development costs decreased by $8,000 from the corresponding quarter last year. This decrease was due primarily to lower spending levels on the Annular Port Gun project.

Selling, general and administrative expenses increased by $60,000 for the three months ended December 31, 2003 from the three months ended December 31, 2002 due to higher bad debt expense ($60,000).

The provision for income taxes for the three months ended December 31, 2003 was $129,000 which was an effective tax rate of 36%. This rate was higher than the 34% federal statutory rate primarily due to state income taxes and deferred taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for the three months ended December 31, 2002 was a tax benefit of $91,000 which was an effective tax rate of 34%. Partially offsetting the benefit and impacting the effective tax rate was deferred tax attributable to goodwill amortization for tax purposes.

The above mentioned factors resulted in net income for the three months ended December 31, 2003 of $225,000 compared to a net loss of $178,000 for the corresponding period last year.

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

For additional information see Note 2 to Consolidated Financial Statements (Unaudited). Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the end of the period and involve inherent risks and uncertainties. Actual results may differ significantly from our estimates and our estimates could be different using different assumptions or conditions.

Inventory Reserves

We establish inventory valuation reserves to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances including when products are not expected to be saleable. The reserve recorded is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed. During the six months ended December 31, 2003, the inventory valuation reserve was increased by $71,000 and no items were scrapped or disposed.

Deferred Taxes

We apply an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at December 31, 2003 and June 30, 2003 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax assets decreased by $241,000 from $816,000 at June 30, 2003 to $575,000 at December 31, 2003 reflecting principally the utilization of the net operating loss carry-forward generated in the year ended June 30, 2003.

Goodwill and Intangible Assets

In connection with acquisitions, we determine the amounts and related useful lives assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of estimated useful lives, are performed by utilizing the assistance of qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets, if any, is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2001, the initial test; as of July 1, 2002, the first annual test; and as of July 1, 2003, the next annual test. All three tests were conducted by management with the assistance of an independent valuation company and the results of such tests indicated no impairment. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G which are two SFAS 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment. The Company has no intangible assets other than goodwill on its balance sheet as of December 31, 2003 and June 30, 2003. See Notes 2 and 3 to Consolidated Financial Statements (unaudited) for additional information concerning goodwill.

Recent Accounting Developments:

Employer’s Disclosures about Pensions and Other Postretirement Benefits

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132 Revised”). The adoption of SFAS No. 132 Revised will not have any impact on the Company’s disclosures because the Company does not have any defined benefit pension plans or other defined benefit postretirement plans.

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities.” The adoption of this revision does not have any impact on the Company’s Consolidated Financial Statements since the Company did not have any variable interest entities.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, have evaluated the Company’s disclosure controls and procedures as of December 31, 2003. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Stockholders of the Company was held on November 25, 2003 to elect three directors to hold office for a term of three years.

The vote tabulation for the election of directors was as follows:

Nominees for Term expiring in 2006

Michael H. Flynn received 4,624,768 affirmative votes with 403,417 withheld.

George R. Kabureck received 4,625,368 affirmative votes with 402,817 withheld.

Raymond M. Soto received 4,601,991 affirmative votes with 426,194 withheld.

There were no abstentions or broker non-votes.

Item 6 – Exhibits and Reports on Form 8-K

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

A Form 8-K dated October 22, 2003 was filed by the Company on the same date reporting that the Company’s disclosure of results of operations for the three month period ended September 30, 2003 was attached as Exhibit 99.1. The information was furnished pursuant to Item 12 (Disclosure of Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: February 13, 2004	/s/ Raymond M. Soto

Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2004	/s/ Joseph Espeso

Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)