Form 10-Q
period 2004-03-31
BOLT TECHNOLOGY CORP
filed 2004-05-13
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐    No  ☒

At May 12, 2004, there were 5,414,357 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Sales	$3,661,000	$2,320,000	$10,828,000	$7,832,000

Costs and Expenses:

Cost of sales	2,153,000	1,487,000	6,278,000	4,882,000

Research and development	80,000	51,000	165,000	157,000
Selling, general and administrative	1,114,000	1,002,000	3,219,000	3,044,000
Interest income	(4,000)	(5,000)	(12,000)	(15,000)

	3,343,000	2,535,000	9,650,000	8,068,000

Income (loss) before income taxes	318,000	(215,000)	1,178,000	(236,000)
Provision (benefit) for income taxes	120,000	(79,000)	414,000	(73,000)

Net income (loss)	$198,000	$(136,000)	$764,000	$(163,000)

Earnings (loss) per share:
Basic	$0.04	$(0.03)	$0.14	$(0.03)

Diluted	$0.04	$(0.03)	$0.14	$(0.03)

Shares Outstanding:
Basic	5,414,357	5,414,357	5,414,357	5,414,357

Diluted	5,492,963	5,414,357	5,485,406	5,414,357

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2004 (unaudited)	June 30, 2003

Current Assets:
Cash and cash equivalents	$2,411,000	$1,922,000
Accounts receivable, net	2,196,000	1,695,000
Inventories, net	5,486,000	5,078,000
Deferred income taxes	546,000	713,000
Other	59,000	160,000

Total current assets	10,698,000	9,568,000

Goodwill, net	11,095,000	11,127,000
Plant and Equipment, net	784,000	896,000
Deferred Income Taxes	—	103,000
Other Assets	82,000	82,000

Total assets	$22,659,000	$21,776,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$550,000	$480,000
Accrued liabilities	793,000	757,000

Total current liabilities	1,343,000	1,237,000

Deferred Income Taxes	13,000	—

Total liabilities	1,356,000	1,237,000

Stockholders’ Equity:
Common stock	26,152,000	26,152,000
Accumulated deficit	(4,849,000)	(5,613,000)

Total stockholders’ equity	21,303,000	20,539,000

Total liabilities and stockholders’ equity	$22,659,000	$21,776,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$764,000	$(163,000)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	203,000	215,000
Deferred income taxes	315,000	(110,000)

	1,282,000	(58,000)
Changes in operating assets and liabilities:
Accounts receivable	(501,000)	2,187,000
Inventories	(408,000)	(558,000)
Other assets	101,000	(10,000)
Accounts payable and accrued liabilities	106,000	(850,000)

Net cash provided by operating activities	580,000	711,000

Cash Flows From Investing Activities:
Purchase of plant and equipment	(91,000)	(39,000)

Net cash used in investing activities	(91,000)	(39,000)

Net increase in cash and cash equivalents	489,000	672,000
Cash and cash equivalents at beginning of year	1,922,000	1,474,000

Cash and cash equivalents at end of period	$2,411,000	$2,146,000

Supplemental disclosure of cash flow information:
Income taxes paid	$35,000	$9,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1– Basis of Presentation

The consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three month and nine month periods ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the nine month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. It is suggested that the March 31, 2004 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

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

Goodwill:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at March 31, 2004 and June 30, 2003 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also required an initial goodwill impairment test in the year of adoption and annual impairment tests thereafter. The initial impairment test of the goodwill balance as of July 1, 2001 and annual impairment tests of the goodwill balance as of July 1, 2002 and July 1, 2003 were conducted and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

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

Stock-Based Compensation:

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” in 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1997. Under SFAS No. 123, as amended by SFAS No. 148, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS Nos. 123 and 148. In this regard, the Company applies Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense is recognized for grants under the Company’s stock option plan.

Had compensation cost for stock options granted been recognized in accordance with the provisions of SFAS 123, as amended by SFAS 148, net income and earnings per share for the three months and nine months ended March 31, 2004 and 2003 would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net Income (loss):
As reported	$198,000	$(136,000)
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	14,000	28,000

Pro forma	$184,000	$(164,000)

Basic earnings (loss) per share:
As reported	$0.04	$(0.03)
Pro forma	$0.03	$(0.03)
Diluted earnings (loss) per share:
As reported	$0.04	$(0.03)
Pro forma	$0.03	$(0.03)

	Nine Months Ended March 31,
	2004	2003
Net Income (loss):
As reported	$764,000	$(163,000)
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	100,000	29,000

Pro forma	$664,000	$(192,000)

Basic earnings (loss) per share:
As reported	$0.14	$(0.03)
Pro forma	$0.12	$(0.04)
Diluted earnings (loss) per share:
As reported	$0.14	$(0.03)
Pro forma	$0.12	$(0.04)

The fair value of stock options granted in January and June of 2003 was $1.09 per share, as estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	63%
Risk-free interest rate	2.59%
Expected life (years)	5

The fair value of stock options granted in November 2002 was $1.36 per share, as estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	58%
Risk-free interest rate	3.47%
Expected life (years)	5

The above fair values were used in determining the “additional compensation cost” for the three month and nine month periods ending March 31, 2004 and 2003.

See Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning stock options.

Long-Lived Assets:

The Company’s long-lived assets consist of plant and equipment and other current and non-current assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s review as of March 31, 2004 did not result in any indicators of impairment and therefore, no impairment tests were performed.

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

Computation of Earnings Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three and nine month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$198,000	$(136,000)	$764,000	$(163,000)

Divided by:
Weighted average common shares	5,414,357	5,414,357	5,414,357	5,414,357
Weighted average common share equivalents	78,606	—	71,049	—

Total weighted average common shares and common share equivalents	5,492,963	5,414,357	5,485,406	5,414,357

Basic earnings (loss) per share	$0.04	$(0.03)	$0.14	$(0.03)

Diluted earnings (loss) per share	$0.04	$(0.03)	$0.14	$(0.03)

For the three and nine month periods ended March 31, 2004 and 2003, the calculations do not include options to acquire 40,000 and 65,000 shares, respectively, since their inclusion would have been anti-dilutive.

Note 3 – Goodwill

The composition of the net goodwill balance by reporting segment is as follows:

	March 31, 2004	June 30, 2003
Geophysical Equipment Segment	$7,679,000	$7,679,000
Industrial Products Segment	3,416,000	3,448,000

	$11,095,000	$11,127,000

The acquisition of Custom Products in fiscal year 1998 generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction in the industrial products segment during the nine month period ended March 31, 2004 of $32,000 is a result of the tax benefits generated by the goodwill deductible for tax purposes.

Note 4 – Income Taxes

The components of income tax expense for the nine months ended March 31 are as follows:

	2004	2003
Current:
Federal	$46,000	$—
State	53,000	37,000
Deferred:
Federal	310,000	(110,000)
State	5,000	—

Income tax expense	$414,000	$(73,000)

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2004	June 30, 2003
Raw materials and sub-assemblies	$6,383,000	$5,629,000
Work in process	398,000	646,000

	6,781,000	6,275,000
Less—reserve for inventory valuation	(1,295,000)	(1,197,000)

	$5,486,000	$5,078,000

The inventory valuation reserve reflects the cost of inventory which is not expected to be recovered. The reserve recorded is equal to all or a portion of the cost of such inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed. During the nine month period ended March 31, 2004, the Company added $98,000 to the reserve for inventory valuation and no items were scrapped or disposed.

Note 6 – Plant and Equipment

Plant and equipment are comprised of the following:

	March 31, 2004	June 30, 2003
Leasehold improvements	$346,000	$346,000
Geophysical equipment	269,000	269,000
Machinery and equipment	6,144,000	6,053,000
Equipment held for rental	320,000	320,000

	7,079,000	6,988,000
Less—accumulated depreciation	(6,295,000)	(6,092,000)

	$784,000	$896,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the nine months ended March 31, 2004 and 2003:

Nine months ended March 31, 2004
	Geophysical Equipment	Industrial Products	Total
Sales	$8,576,000	$2,252,000	$10,828,000
Interest income	12,000	—	12,000
Depreciation	181,000	22,000	203,000
Income before income taxes	821,000	357,000	1,178,000
Segment assets	17,929,000	4,730,000	22,659,000
Fixed asset additions	72,000	19,000	91,000

Nine months ended March 31, 2003
	Geophysical Equipment	Industrial Products	Total
Sales	$5,918,000	$1,914,000	$7,832,000
Interest income	15,000	—	15,000
Depreciation	189,000	26,000	215,000
Income (loss) before income taxes	(478,000)	242,000	(236,000)
Segment assets	17,264,000	4,644,000	21,908,000
Fixed asset additions	38,000	1,000	39,000

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

A summary of the Stock Option Plan changes during the nine month period ended March 31, 2004 is presented below:

		Weighted Average Exercise Price
	Shares
Outstanding at June 30, 2003	357,000	$3.39
Granted	—	—
Exercised	—	—
Expired	10,000	6.25

Outstanding at March 31, 2004	347,000	$3.31

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. During fiscal 2003, despite high oil and gas prices, the energy industry became increasingly more cautious on marine seismic exploration spending. This slowdown in marine seismic activity was industry-wide. During fiscal 2003, the Company did not ship any complete energy source systems until late in the fourth quarter, and sales of air gun replacement parts and underwater electrical connectors were depressed. Because of the slowdown in marine seismic activity, seismic contractors significantly reduced the size of their fleets. Such fleet contraction has resulted in lower sales of geophysical equipment, including the Company’s air guns and underwater connectors. Although marine seismic exploration activity continues to be depressed, there has been improvement during the first nine months of fiscal 2004. Based on proposals that the Company has outstanding and the current level of customer inquiries, the Company anticipates marine seismic exploration activity to continue to improve.

Sales in the industrial products segment also improved during the first nine months of fiscal 2004.

Liquidity and Capital Resources

At March 31, 2004, the Company had $2,411,000 in cash and cash equivalents. For the nine months ended March 31, 2004, cash and cash equivalents increased by $489,000. Cash flow from operating activities after changes in working capital items was $580,000 for the nine months ended March 31, 2004, primarily due to net income adjusted for depreciation and deferred income taxes partially offset by higher accounts receivable and inventories.

For the nine months ended March 31, 2004, the Company used $91,000 for capital expenditures funded from operating cash flow. The Company estimates that capital expenditures for manufacturing equipment for fiscal 2004 will be approximately $150,000. The Company expects to fund these capital expenditures from operating cash flow.

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

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At March 31, 2004 and June 30, 2003, the five customers with the highest balances due represented 47% and 43%, respectively, of the consolidated accounts receivable balances on those dates.

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

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at March 31, 2004 and June 30, 2003.

Securities and Exchange Commission Informal Inquiry

By letter dated January 23, 2004, the Company was informed that the staff of the Securities and Exchange Commission (the “Staff”) had begun an informal inquiry regarding certain corporate and accounting matters. In its letter, the Staff stated that the inquiry should not be construed to indicate that any federal securities laws had been violated or to reflect on the integrity of any person, the Company or its securities. Although the Company believes that it has acted properly and legally and is voluntarily cooperating with the Staff’s informal inquiry, it can neither predict the length, scope or results of the informal inquiry, or the impact, if any, on its operations. To date, the Company has complied with the information requests of the Staff.

Results of Operations

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

Sales for the nine months ended March 31, 2004 increased by $2,996,000 or 38% from the corresponding period last year. Sales of geophysical equipment increased by $2,658,000 or 45% primarily due to several complete energy source system sales of traditional guns which amounted to $1,598,000 and the first sale of the Company’s new Annular Port Guns which amounted to $594,000. The remainder of the increase was attributable to higher sales of air gun replacement parts and underwater electrical connectors reflecting increased marine seismic activity. In contrast, there were no sales of complete energy source systems during the nine months ended March 31, 2003. Industrial Products sales for the nine months ended March 31, 2004 increased by $338,000 or 18% compared to the nine months ended March 31, 2003, reflecting higher volume associated with the gradual improvement in the domestic economy and the addition of new customers.

Consolidated cost of sales as a percentage of consolidated sales was 58% for the nine months ended March 31, 2004 versus 62% for the nine months ended March 31, 2003. Cost of sales as a percentage of sales for the geophysical equipment segment decreased from 65% for the nine months ended March 31, 2003 to 58% for the nine months ended March 31, 2004, due primarily to higher manufacturing efficiencies associated with the 45% sales increase. Cost of sales as a percentage of sales for the industrial products segment increased from 55% for the nine months ended March 31, 2003 to 57% for the nine months ended March 31, 2004 primarily due to higher compensation costs.

Research and development costs increased by $8,000 from the corresponding nine months last year. This increase was due to work on the development of a new product, a seismic source monitoring system, partially offset by lower spending on the Annular Port Gun project.

Selling, general and administrative expenses increased by $175,000 for the nine months ended March 31, 2004 from the nine months ended March 31, 2003 primarily due to higher bad debt expense ($114,000) and professional fees ($54,000). Higher professional fees relate primarily to costs associated with the Securities and Exchange Commission’s informal inquiry.

The provision for income taxes for the nine months ended March 31, 2004 was $414,000, an effective tax rate of 35%. This rate was higher than the federal statutory rate of 34% primarily due to state income taxes and deferred taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the nine months ended March 31, 2003 was a benefit of $73,000 due primarily to an increase in net deferred tax assets, partially offset by state income taxes and deferred taxes attributable to goodwill amortization for tax purposes.

The above mentioned factors resulted in net income for the nine months ended March 31, 2004 of $764,000 compared to a net loss of $163,000 for the corresponding period last year.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Sales for the three months ended March 31, 2004 increased by $1,341,000 or 58% from the corresponding period last year. Sales of geophysical equipment increased by $1,136,000 or 66% primarily due to an energy source system sale and higher sales of air gun replacement parts and underwater electrical connectors. In contrast, there were no sales of complete energy source systems in the third quarter of fiscal 2003. Industrial Products sales for the three months ended March 31, 2004 increased by $205,000 or 34% compared to the three months ended March 31, 2003, reflecting higher volume associated with the improvement in the domestic economy and the addition of new customers.

Consolidated cost of sales as a percentage of consolidated sales was 59% for the three months ended March 31, 2004 versus 64% for the three months ended March 31, 2003. Cost of sales as a percentage of sales for the geophysical equipment segment decreased from 67% for the three months ended March 31, 2003 to 60% for the three months ended March 31, 2004, due primarily to higher manufacturing efficiencies associated with the 66% sales increase. Cost of sales as a percentage of sales for the industrial products segment decreased from 57% for the three months ended March 31, 2003 to 55% for the three months ended March 31, 2004, primarily due to higher manufacturing efficiencies associated with the 34% sales increase partially offset by higher compensation costs.

Research and development costs increased by $29,000 from the corresponding quarter last year. This increase was due primarily to spending on a seismic source monitoring system project.

Selling, general and administrative expenses increased by $112,000 for the three months ended March 31, 2004 from the three months ended March 31, 2003 due primarily to higher professional fees ($48,000) associated with the Securities and Exchange Commission’s informal inquiry.

The provision for income taxes for the three months ended March 31, 2004 was $120,000 which was an effective tax rate of 38%. This rate was higher than the 34% federal statutory rate primarily due to state income taxes and deferred taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the three months ended March 31, 2003 was a benefit of $79,000 which reflects an effective tax rate of 37%, due primarily to an increase in net deferred tax assets partially offset by deferred taxes attributable to goodwill amortization for tax purposes and state income taxes.

The above mentioned factors resulted in net income for the three months ended March 31, 2004 of $198,000 compared to a net loss of $136,000 for the corresponding period last year.

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

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning accounting policies.

Inventory Reserves

We establish inventory valuation reserves to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances including when products are not expected to be saleable. The reserve recorded is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed. During the nine months ended March 31, 2004, the inventory valuation reserve was increased by $98,000 and no items were scrapped or disposed.

Deferred Taxes

We apply an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal forecasted sales and pre-tax earnings estimates to make our assessment about the utilization of deferred tax assets. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2004 and June 30, 2003 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax assets decreased by

$283,000 from $816,000 at June 30, 2003 to $533,000 at March 31, 2004, reflecting principally the utilization of the net operating loss carry-forward and the alternative minimum tax carry-forward generated in prior periods.

Goodwill and Intangible Assets

In connection with acquisitions, we determine the amounts and related useful lives assigned to goodwill and intangibles based on purchase price allocations. These allocations, including an assessment of estimated useful lives, are performed by utilizing the assistance of qualified independent appraisers using generally accepted valuation methodologies. Valuation of intangible assets, if any, is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, which considers various characteristics of the asset, including historical cash flows. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2001, the initial test; as of July 1, 2002, the first annual test; and as of July 1, 2003, the next annual test. All three tests were conducted by management with the assistance of an independent valuation company and the results of such tests indicated no impairment. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment. The Company has no intangible assets other than goodwill on its balance sheet as of March 31, 2004 and June 30, 2003. See Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

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

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities.” The adoption of this revision does not have any impact on the Company’s Consolidated Financial Statements since the Company does not have any variable interest entities.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, have evaluated the Company’s disclosure controls and procedures as of March 31, 2004. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

A Form 8-K dated January 21, 2004 was filed by the Company on the same date reporting that the Company’s disclosure of results of operations for the second quarter and the first six months of fiscal year 2004 was attached as Exhibit 99.1. The information was furnished pursuant to Item 12 (Disclosure of Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: May 13, 2004	/s/ Raymond M. Soto

Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2004	/s/ Joseph Espeso

Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)