Form 10-K
period 2004-06-30
BOLT TECHNOLOGY CORP
filed 2004-09-28
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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

The aggregate market value of Common Stock, without par value, held by non-affiliates on December 31, 2003: $18,408,000.

As of September 20, 2004 there were 5,414,357 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for 2004 Annual Meeting, which will be filed no later than 120 days after June 30, 2004 are incorporated by reference in Part III to the extent stated in this report.

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

ITEM 1. Business

The Company was organized as a corporation in 1962. We operate in two business segments: geophysical equipment and industrial products. Our geophysical equipment segment develops, manufactures and sells marine seismic energy sources and underwater electrical connectors and cables, air gun signature hydrophones and pressure transducers used by the marine seismic industry. Our industrial products segment develops, manufactures and sells miniature industrial clutches, brakes and sub-fractional horsepower electric motors. See Notes 2 and 9 to the Consolidated Financial Statements for information regarding industry segments and sales by geographic areas.

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

Geophysical Equipment

Marine Air Guns

Energy sources, such as our air guns, used in seismic exploration create elastic waves at frequencies that readily travel to great depths in the earth. As elastic waves travel through the earth, portions are reflected by variations in the underlying rock layers and the reflected energy is received as signals by devices known as hydrophones. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data is an important factor in decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process. A seismic exploration vessel may tow 60 to 70 air guns along with multiple hydrophone streamers of 6,000 to 10,000 meters in length. The air guns are fired simultaneously every 75 to 150 feet along the survey line. Over the past several years, improvements in drilling success rates through the use of advanced seismic survey techniques, particularly 3-D techniques, substantially increased the demand for seismic data. As a result, 3-D surveys utilizing these advanced technologies have gained increasing acceptance in the oil and gas industry as an exploration risk management tool. Moreover, 3-D surveys are increasingly employed in field development and reservoir management activities.

The precise shot to shot repeatability of our marine air guns and their reliability of operation make them especially beneficial for use in 3-D surveys.

The Company’s “long-life” marine air guns, introduced in the 1990s, extend the period between routine air gun maintenance cycles. These guns also provide improved high peak sound pressure levels and improved frequency spectrum as compared with older models. These improved characteristics are advantageous to geoscientists in designing 3-D surveys. A retro-fit kit, which incorporates the improvements of the long-life guns, allows users to easily upgrade older air gun models to the long-life standard.

In fiscal 2000, the Company completed the initial development of its Annular Port Air Gun (“APG Gun”). This new design provides significant improvements in both operating efficiency and acoustic output. The principal feature of the APG Gun is an annulus containing the air chamber and shuttle valve surrounding a hollow passage through which air supply hoses and electrical control cables are routed. This new configuration permits the implementation of simplified multi-gun arrays that produce less towing drag while being easier to deploy and retrieve than conventional air gun arrays. Significant improvements in operating efficiency are also achieved by shielding fragile hoses and cables from the effects of the high pressure air blast released from the air gun. In fiscal 2001 through fiscal 2003, the Company continued to test and refine the APG Gun technology, and in late fiscal 2003 the Company received the first order for APG Guns, which were shipped in the first quarter of fiscal 2004. The APG Guns are being utilized for reservoir management purposes in 4-D seismic surveys in existing oil and gas fields. 4-D seismic surveys consist of a series of 3-D seismic surveys conducted over an identical survey line utilizing a grid of permanently implanted seismic sensors on the ocean bottom. Comparing the results of these time-lapse surveys allows reservoir engineers to more effectively target additional production drilling sites and manage production over the life of the field.

The Company sells various models of air guns that range in price from $3,000 to $76,000. A majority of the air guns sold are priced in the $10,000 range. A significant source of the Company’s revenue comes from the sale of replacement parts.

Underwater Cables, Connectors and Hydrophones

The Company’s marine cables and connectors are injection molded of thermoplastic polyurethane designed for use with marine air gun firing lines, bulkhead connectors and other underwater connectors required in seismic vessel operations.

The Company’s signature hydrophones and pressure transducers are designed for use with marine air guns in a high shock environment. The purpose of the hydrophone and pressure transducer is for near field measurements of the outgoing energy waveforms from air guns and pressure monitoring.

The Company’s cables and connectors, and our hydrophones and pressure transducers, are used with marine air guns manufactured by the Company as well as air guns manufactured by others.

In fiscal 2004, the Company completed development of stage one of its digital Seismic Source Monitoring System (“SSMS”). SSMS will be utilized by marine seismic contractors to measure air gun depth, air pressure, and “near field” energy output for each gun array to enhance the accuracy and therefore the usefulness of 3-D seismic survey data. No sales of SSMS were recorded in fiscal 2004 but, based on interest expressed by potential customers, the Company currently anticipates initial sales of this product in fiscal 2005.

Industrial Products

The Company’s Industrial Products segment spans two basic disciplines: power transmission (miniature industrial clutches and brakes) and motion control (sub-fractional horsepower electric motors). The Company’s clutch and brake products include a complete line of mechanical and pneumatic precision miniature slip clutches, one-way clutches, toothed jaw clutches and torque limiters. A slip clutch will start to slip once its torque setting is exceeded. This feature is useful as overload protection, constant tensioning or functional torque, in different industrial applications. Among other applications, our clutches and brakes are used in airplane video systems, hospital beds, barcode labelers and banking machines. Unit prices range from $7 to $400.

In addition, the Company offers an electromagnetic clutch and brake product line which includes high performance engage/disengage clutches and brakes, power off brakes, magnetic particle clutches and brakes and multiple plate slip clutches. Applications include high speed mailing machines, packaging machines, elevators, machine tools and robotics. Unit prices range from $50 to $1,500.

The Company’s motor line is comprised of A.C. and D.C. sub-fractional horsepower motors and gear motors. These are available in various shapes and offer several design options (speed, voltage, etc.). Applications include air conditioning systems, valve timers, vending machines, point of purchase displays and business machines. Capacity ranges from 3 to 10 watts. Unit prices range from $4 to $20.

Foreign Sales

During fiscal 2004, 2003 and 2002, approximately 56%, 46% and 58%, respectively, of the Company’s sales were derived from customers outside the United States. See Note 9 to the Consolidated Financial Statements for information regarding the geographic distribution of sales.

Backlog

Geophysical Equipment

Because of the short period between order and shipment dates for the principal portion of geophysical equipment sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales.

Industrial Products

As of June 30, 2004, we had an order backlog of $741,000 as compared to $960,000 at June 30, 2003. We estimate that substantially all of the backlog as of June 30, 2004 will be shipped during the fiscal year ending June 30, 2005. Although the backlog at June 30, 2004 decreased from June 30, 2003, the Company believes that sales for fiscal 2005 may improve over fiscal year 2004 due to anticipated continuing improvement in the U.S. economy.

Competition

Geophysical Equipment

Our marine air guns compete primarily with marine air guns manufactured by Input/Output, Inc. and Sercel Inc., a subsidiary of Compagnie Generale de Geophysique. The Company’s principal competitor for connectors and cables is Input/Output, Inc. We believe that technology, product reliability and durability are the primary bases of competition in the market for our geophysical equipment and that the remaining competitive factors in the industry are field product support and price. The Company also believes that it can compete effectively with respect to each of these factors, although there can be no assurance that the sales of our geophysical equipment will not be adversely affected if current competitors or others introduce equipment with better performance or lower price.

Industrial Products

The Company cannot determine with accuracy its relative competitive position in the market for industrial products. The industry in which we operate is characterized by active and substantial competition. No single company dominates the market for the types of products we manufacture. Our competitors include both larger and smaller manufacturers and divisions of larger diversified companies with substantial financial resources. Principal competitive factors in the market for our industrial products include quality, service, reliability and price. Our products also compete with other torque control devices to solve design problems.

Marketing

Geophysical Equipment

The Company’s principal customers for geophysical equipment are worldwide marine seismic exploration contractors, who operate seismic vessels for collection of seismic data in accordance with their customers’ specifications or for their own seismic data libraries, and foreign national oil and gas companies.

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

Industrial Products

The Company’s industrial products are sold primarily to original equipment manufacturers (“OEMs”). OEMs use our products to solve torque related problems which will provide lower installed cost and high reliability, thereby lowering production and service costs. Our engineering staff and independent sales representatives continually work in close collaboration with OEMs to determine the appropriate product for the specific application. Sales are made on standard 30-day credit terms. We sell our industrial products primarily in the United States.

Research and Development

Our ability to compete successfully depends upon, among other things, the development of new products as well as the improvement of the technical capabilities of our existing products. During the fiscal years 2004, 2003, and 2002, we spent $208,000, $206,000 and $253,000, respectively, to develop new products and to upgrade existing products. The Company’s primary research and development efforts over the last three years have been focused on the development and field testing of the APG Gun and SSMS.

Employees

As of June 30, 2004, we employed 86 people on a full-time basis, all of whom are employed in the United States. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that relations with employees are good.

Manufacturing and Raw Materials

The Company manufactures and assembles its geophysical equipment in Norwalk, Connecticut and Cypress, Texas and manufactures its industrial products in North Haven, Connecticut. Our manufacturing and assembly operations consist of machining or molding the necessary components and assembling and testing the final product. We maintain adequate levels of inventory to enable us to satisfy customer requirements within the shortest amount of time. The raw materials used in our products, sourced from multiple suppliers, are generally in adequate supply. For some marine air gun orders, we occasionally supply auxiliary equipment such as compressors, air gun controllers or towing equipment manufactured by others. We have not experienced any supply problems with respect to these auxiliary items. Because we manufacture based on customer orders, no inventory of fully assembled finished products is maintained. We consider our practices to be consistent with the industry.

Regulatory Matters

We believe that we are currently in compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not resulted in significant expense in the past and we do not foresee the need for substantial expenditures to ensure compliance with such laws and regulations as they currently exist.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks and other measures. We currently own more than 23 United States patents and 30 patents in foreign countries relating to the manufacture of our products, with expiration dates from 2004 to 2021. These patents have been of value in the growth of our business and may continue to be of value in the future. However, our business is generally not dependent upon the protection of any patent and would not be materially affected by the expiration thereof.

Major Customers

Geophysical Equipment

Historically, a significant portion of our sales has been attributable to a few large customers. In fiscal 2004, WesternGeco LLC (“Western”), Compagnie Generale de Geophysique (“CGG”) and Veritas DGC, Inc. (“Veritas”) accounted for 7%, 9% and 10% of consolidated sales, respectively. In fiscal year 2003, Western and Veritas each accounted for 12% of consolidated sales and CGG accounted for 7% of consolidated sales. The loss of Western, Veritas or CGG as a customer or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Industrial Products

No customer accounted for more than 10% of consolidated revenue in fiscal year 2004.

ITEM 2. Properties

The following table sets forth certain information with respect to the Company’s principal properties, all of which are leased:

Location	Nature of Property	Approximate Area (Sq. Feet)	Expiration Date of Lease
Norwalk, Connecticut	Manufacturing	21,600	2008
Norwalk, Connecticut	Administration/Engineering/Sales	6,600	2008
Houston, Texas	Sales Office	150	2005
North Haven, Connecticut	Administration/Manufacturing	6,500	2009
Cypress, Texas	Administration/Manufacturing	30,000	2005

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

The building located in Cypress, Texas is leased from the former shareholder of A-G Geophysical Products, Inc. which was acquired by the Company in April 1999. The Company has an option to purchase the facility for $1,000,000 during the term of the lease which expires in April 2005. The Company presently intends to exercise this option prior to its expiration.

ITEM 3. Legal Proceedings

The Company is not aware of any material pending litigation or proceedings to which it or any of its subsidiaries are a party or to which any of its properties are subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the American Stock Exchange under the symbol “BTJ.” The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated:

Fiscal 2004	High	Low
First Quarter	$4.70	$3.25
Second Quarter	4.30	3.71
Third Quarter	4.67	3.65
Fourth Quarter	4.70	3.67

Fiscal 2003	High	Low
First Quarter	$4.99	$3.54
Second Quarter	4.05	2.80
Third Quarter	3.25	2.82
Fourth Quarter	3.60	2.90

The number of stockholders of record at September 13, 2004 was 262. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

We have not paid a dividend since 1985. We do not intend to pay cash dividends on our Common Stock in the foreseeable future. Any decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors that the Board of Directors may deem relevant.

No employee stock options to purchase shares of Common Stock were exercised during fiscal year 2004 and 2003. Employee stock options to purchase an aggregate of 40,000 shares of Common Stock were exercised during fiscal year 2002. The stock options were granted under the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan. These shares were acquired pursuant to cashless exercises which resulted in exercising optionees receiving an aggregate of 5,624 shares of Common Stock. The issuance of the Common Stock was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act.

Equity Compensation Plan Information

The following table sets forth aggregate information for the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan, which is the Company’s only equity compensation plan in effect as of June 30, 2004, and which has been approved by the Company’s stockholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	335,000	$3.20	—
Equity compensation plans not approved by security holders	—	—	—

Total	335,000	$3.20	—

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

	Years Ended June 30,
	2004	2003	2002	2001	2000
(In thousands, except per share amounts)

Income Statement Data:

Sales	$14,806	$10,842	$17,991	$15,496	$14,748

Costs and expenses:
Cost of sales	9,135	7,116	9,967	8,912	7,968
Research and development	208	206	253	271	348
Selling, general and administrative	4,170	3,873	4,520	4,250	4,257
Amortization of goodwill	—	—	—	660	660
Interest expense (income), net	(15)	(18)	162	332	425

	13,498	11,177	14,902	14,425	13,658

Income (loss) before income taxes	1,308	(335)	3,089	1,071	1,090
Provision (benefit) for income taxes	455	(174)	1,218	675	557

Net income (loss)	$853	$(161)	$1,871	$396	$533

Per Share Data:
Earnings (loss) per common share:
Basic	$0.16	$(0.03)	$0.35	$0.07	$0.10
Diluted	$0.16	$(0.03)	$0.35	$0.07	$0.10
Average number of common shares outstanding:
Basic	5,414	5,414	5,412	5,409	5,387
Diluted	5,489	5,414	5,416	5,414	5,408

Financial Data:
Working capital	$9,330	$8,331	$8,479	$5,572	$7,791
Total assets	22,574	21,776	22,860	24,734	25,038
Current portion of long-term debt	—	—	—	3,600	1,700
Long-term debt	—	—	—	—	3,600
Stockholders’ equity	21,392	20,539	20,700	18,829	18,433
Cash dividends paid	—	—	—	—	—

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. During fiscal 2003, despite high oil and gas prices, the energy industry became increasingly more cautious on marine seismic exploration spending. This slowdown in marine seismic activity was industry-wide. During fiscal 2003, the Company did not ship any complete energy source systems until late in the fourth quarter, and sales of air gun replacement parts and underwater electrical connectors were depressed. Because of the slowdown in marine seismic activity, seismic contractors significantly reduced the size of their fleets. Such fleet contraction has resulted in lower sales of geophysical equipment, including the Company’s air guns and underwater connectors. Although marine seismic exploration activity continues to be depressed, there has been improvement during fiscal 2004. Based on the high price of oil and increased worldwide energy demand, proposals that the Company has outstanding and the current level of customer inquiries, the Company currently anticipates marine seismic exploration activity to continue to improve into fiscal 2005.

Sales in the industrial products segment improved during fiscal 2004 reflecting the continuing improvement in the U.S. economy resulting in the addition of new customers and higher volume from existing customers.

Liquidity and Capital Resources

As of June 30, 2004, the Company considers current cash and cash equivalent balances and projected cash flow from operations adequate to meet foreseeable operating needs. However, as discussed below under “Year Ended June 30, 2004,” in the event the Company exercises the option for the purchase of the land and building in Cypress, Texas, the Company may consider obtaining financing for such purchase.

Year Ended June 30, 2004

At June 30, 2004, the Company had $2,890,000 in cash and cash equivalents. For the year ended June 30, 2004, cash and cash equivalents increased by $968,000. Cash flow from operating activities after changes in operating assets and liabilities was $1,090,000 for the year ended June 30, 2004, primarily due to net income adjusted for depreciation and deferred income taxes partially offset by higher accounts receivable.

For the year ended June 30, 2004, the Company used $122,000 for capital expenditures funded from operating cash flow. The Company estimates that capital expenditures for fiscal year 2005 will be approximately $150,000. The Company expects to fund these capital expenditures from operating cash flow.

The Company has an option to purchase the land and building in Cypress, Texas where A-G is located for $1,000,000. The option expires in April of 2005, concurrent with the present lease expiration date. The Company currently believes that it will exercise the purchase option prior to its expiration date. In this regard, the Company is considering, among other things, when it will exercise the option and how it will fund the exercise price. Should external financing for all or a portion of the exercise price be deemed appropriate, the Company believes that it could obtain such financing at competitive terms.

Since a relatively small number of customers account for the majority of the Company’s geophysical equipment sales, the consolidated accounts receivable balance tends to be concentrated in a small number of customers. At June 30, 2004 and 2003, the five customers with the highest balances due represented 40% and 46%, respectively, of the accounts receivable balances on those dates.

Year Ended June 30, 2003

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

For the year ended June 30, 2003, the Company used $71,000 for capital expenditures.

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

Contractual Obligations

The Company has no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2004 and 2003. The Company is obligated for minimum lease payments as of June 30, 2004 under several operating leases for its facilities as follows:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,349,000	$452,000	$666,000	$231,000	—

Such amounts are exclusive of any “additional rent” for taxes, utilities or similar charges, under triple net leases. See Note 8 to the Consolidated Financial Statements under “Lease Commitments,” for further information regarding future payments and other information relating to such leases.

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

Results of Operations

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Sales for the year ended June 30, 2004 increased by $3,964,000 or 37%, from the year ended June 30, 2003. Sales of geophysical equipment increased by $3,611,000 or 44% primarily due to several complete energy source systems sales of traditional guns which amounted to $2,243,000 and the first sale of the Company’s Annular Port Guns which amounted to $594,000. The remainder of the increase was attributable to higher sales of air gun replacement parts and underwater electrical connectors reflecting increased marine seismic activity. In contrast, sales of complete energy source systems sales during year ended June 30, 2003 amounted to only $395,000. Industrial products sales for the year ended June 30, 2004 increased by $353,000 or 13% from the year ended June 30, 2003 primarily reflecting higher volume associated with the gradual improvement in the domestic economy and the addition of new customers.

Consolidated cost of sales as a percentage of consolidated sales was 62% for the year ended June 30, 2004 versus 66% for the year ended June 30, 2003. Cost of sales as a percentage of sales for the geophysical segment decreased from 69% for the year ended June 30, 2003 to 63% for the year ended June 30, 2004, due primarily to higher manufacturing efficiencies associated with the 44% sales increase. Increases to the inventory valuation reserve in fiscal 2004 and 2003 were $243,000 and $282,000, respectively. These amounts were charged to cost of sales. Cost of sales as a percentage of sales for the industrial products segment increased from 55% for the year ended June 30, 2003 to 56% for the year ended June 30, 2004 due primarily to higher compensation costs.

Research and development expense in fiscal 2004 was $2,000 more than in the prior fiscal year, reflecting work on the development of a new product, the Seismic Source Monitoring System, and a reduction in spending on the Annular Port Gun project.

Selling, general and administrative expenses increased by $297,000 or 8% for the year ended June 30, 2004 versus the year ended June 30, 2003, primarily due to increased bad debt expense ($121,000) and higher professional fees ($99,000). Higher professional fees relate primarily to costs associated with the Securities and Exchange Commission’s informal inquiry.

The Company conducted, with the assistance of an independent valuation firm, an annual impairment test of goodwill balances as of July 1, 2004 and 2003. The results of these tests indicated that there was no impairment of the July 1, 2004 and 2003 goodwill balances.

The provision for income taxes for the year ended June 30, 2004 was $455,000, an effective tax rate of 35%, which was higher than the federal statutory rate of 34% primarily due to the effect of state income taxes and nondeductible expenses, partially offset by exempt income relating to foreign sales. The provision for income taxes for the year ended June 30, 2003 was a benefit of $174,000 reflecting a loss before income taxes of $335,000 and an increase in net deferred tax assets partially offset by state income taxes.

The above-mentioned factors resulted in a net income for the year ended June 30, 2004 of $853,000 compared to net loss of $161,000 for the year ended June 30, 2003.

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Sales for the year ended June 30, 2003 decreased by $7,149,000 or 40%, from the year ended June 30, 2002. Sales of geophysical equipment decreased by $7,315,000 or 47%, reflecting the industry-wide slowdown in marine seismic activity due to cautious exploration spending by energy companies which, in turn, resulted in lower demand for air guns, air gun replacement parts and underwater connectors by seismic marine exploration contractors, which are the Company’s major customers. This decrease was partially offset by a $166,000 or 7% increase in sales of industrial products compared to the year ended June 30, 2002, as that business began to show improvement from the prior year due to improved conditions in the domestic economy. With such improvement, this segment was able to add new customers and achieve higher sales volumes from existing customers.

Consolidated cost of sales as a percentage of consolidated sales increased from 55% for the year ended June 30, 2002 to 66% for the year ended June 30, 2003. This increase was due primarily to the geophysical equipment segment. Cost of sales for the geophysical equipment segment increased from 55% for the year ended June 30, 2002 to 69% for the year ended June 30, 2003, due primarily to lower manufacturing efficiencies associated with the 47% sales decrease mentioned above. In addition, cost of sales for the geophysical equipment segment for the year ended June 30, 2003 includes a charge of $282,000 to increase the inventory valuation reserve to recognize that the current supply of certain inventory items exceeds estimated future demand resulting from the industry-wide slowdown in marine seismic activity during the year ended June 30, 2003. There was no increase to the inventory valuation reserve during the year ended June 30, 2002. Cost of sales for the industrial products segment decreased from 56% for the year ended June 30, 2002 to 55% for the year ended June 30, 2003 reflecting slightly higher manufacturing efficiencies resulting from the 7% increase in sales.

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

The Company conducted, with the assistance of an independent valuation firm, an annual impairment test of goodwill balances as of July 1, 2003 and 2002. The results of these tests indicated that there was no impairment of the July 1, 2003 and 2002 goodwill balances.

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

Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on the results the Company reports in its financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and requires the Company to make its most difficult and subjective judgments.

Based on this definition, the Company’s most critical policies include: recording of inventory reserves; deferred taxes; and the potential impairment of goodwill. These policies are discussed below. The Company also has other key accounting policies, including policies for revenue recognition and establishment of bad debt reserves. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or that it is less likely that they would have a material impact on the Company’s reported results of operations for a given period. See Note 1 to the Company’s Consolidated Financial Statements for additional information.

Although the Company believes that its estimates and assumptions are reasonable, these are based upon information available at the end of each reporting period and involve inherent risks and uncertainties. Actual results may differ significantly from the Company’s estimates and its estimates could be different using different assumptions or conditions.

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, management establishes an inventory valuation reserve. The inventory valuation reserve is a significant estimate made by management and the actual results may differ from this estimate and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At June 30, 2004 and 2003 approximately $1,828,000 and $3,320,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In many instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At June 30, 2004, the cost of inventory which has more than a five-year supply on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,179,000. Management nevertheless believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed of. During the fiscal year ended June 30, 2004, the inventory valuation reserve was increased by $279,000 ($243,000 charged to cost of sales). In addition, during fiscal 2004 the Company scrapped or disposed of items which had a cost of $882,000, which represents 59% of the difference between the $1,828,000 and $3,320,000 amounts referred to above, with the remaining decrease attributed to increased sales activity. The inventory valuation reserve balance and activity information is presented in Schedule II-Valuation and Qualifying Accounts for fiscal years 2002, 2003 and 2004.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at June 30, 2004 and 2003 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax assets decreased by $372,000 from $816,000 at June 30, 2003 to $444,000 at June 30, 2004 reflecting principally the net decrease in the inventory valuation reserve ($235,000), amortization of goodwill for tax purposes ($99,000) and utilization of the tax loss carry-forward ($52,000). The decrease in the deferred tax asset relating to the inventory valuation reserve was due primarily to the disposal of inventory ($812,000) during fiscal year 2004.

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2001, the initial test, and as of each July 1 thereafter through July 1, 2004. All four tests were conducted by management with the assistance of an independent valuation company and the results of such tests indicated no impairment. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying value, the Company considers goodwill not to be impaired. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s method of determining the fair value of the Custom and A-G reporting units is to obtain from the valuation company an estimate of the fair value of these reporting units based on up to three different valuation approaches: a) a capitalized cash flow method, b) a market approach that gives consideration to the prices paid for publicly traded stocks, and c) a projected net income approach that examines the projected net income of certain publicly traded stocks and determines a multiple of earnings that the valuation specialist believes should be applied to the business unit’s estimated earnings.

The Company reviewed the estimated fair values utilizing each of the above approaches, and in each of the four annual tests performed, utilized the discounted cash flow method when reviewing for impairment. The results of the other methods were also generally consistent with the Company’s conclusion that goodwill was not impaired. The Company also compared the values from the above approaches to the market capitalization of the Company (including the Bolt unit that has no goodwill reflected in the financial statements) to provide an overall test to ascertain the reasonableness of the approach used. At all annual impairment test dates except July 1, 2003, the Company’s market capitalization exceeded the carrying value of stockholders’ equity at the impairment test date. At July 1, 2003, the Company’s market capitalization was less than the Company’s stockholders’ equity, however this condition was reversed by August 2003 when the market price of the Company’s stock increased.

Goodwill represents approximately 49% of the Company’s total assets at June 30, 2004, and is thus a significant estimate made by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago. See Notes 1 and 2 to the Company’s Consolidated Financial Statements for additional information concerning goodwill.

Recent Accounting Developments:

Revenue Recognition

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” As a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” the SEC issued SAB 104 primarily to rescind accounting guidance provided by SAB 101 relating to multiple element revenue arrangements. SAB 104’s accounting guidance for multiple element revenue arrangements is the same as EITF 00-21, and the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The Company adopted the provisions of SAB 104 in the third quarter of fiscal year 2004, retroactive to July 1, 2003. The adoption of SAB 104 had no effect on the Company’s financial position at June 30, 2004 or results of operations for the year ended June 30, 2004.

Employer’s Disclosures about Pensions and Other Postretirement Benefits

In December 2003, the FASB issued SFAS No. 132 (Revised 2003) (“SFAS 132 Revised”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The adoption of SFAS 132 Revised will not have any impact on the Company’s disclosures because the Company does not have any defined benefit pension plans or other defined benefit postretirement plans.

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

The information required under this Item 8 is set forth on pages F-1 through F-18 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 19, 2003, upon the recommendation of its Audit Committee, the Board of Directors of the Registrant dismissed Deloitte & Touche LLP (“Deloitte”) as the Registrant’s independent auditor, and appointed McGladrey & Pullen, LLP (“McGladrey”) to serve as the Registrant’s independent auditor, for the year ending June 30, 2003.

The audit report of Deloitte on the Consolidated Financial Statements of the Registrant and subsidiaries as of and for the year ended June 30, 2002 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Registrant’s two fiscal years ended June 30, 2002, and from July 1, 2002 through March 26, 2003, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

The Registrant provided Deloitte with a copy of the above disclosures. A letter dated March 24, 2003, from Deloitte stating its agreement with such statements is listed under Item 15 as Exhibit 16.1.

During the Registrant’s two fiscal years ended June 30, 2002, and from July 1, 2002 through March 26, 2003, the Registrant did not consult McGladrey with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s Consolidated Financial Statements, or any other matters or reportable events described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of June 30, 2004. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information as to directors and executive officers required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement relating to the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K (the “Definitive Proxy Statement”).

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

ITEM 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Principal Accountant Fees and Services” in the Definitive Proxy Statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following are being filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements and Financial Statement Schedule

Consolidated Financial Statements

Schedules other than the one listed above are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

(b)	Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement for the Acquisition of A-G Geophysical Products, Inc. by Bolt Technology Corporation from Albert H. Gerrans, Jr., Stephen Clay and Robert Bernard dated as of April 20, 1999.*

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation.*

10.3	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001).†

10.4	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.5	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).†

10.6	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.7	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

16.1	Letters regarding Change in Accountants (incorporated by reference to Exhibit 16.1 to Form 8-K and Form 8-K/A, each dated March 19, 2003).

21.	Subsidiaries of the Registrant.*

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	filed herewith
†	Management contract or compensatory plan.

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

Signature	Title	Date
/ s / Raymond M. Soto (Raymond M. Soto)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2004

/ s / Joseph Espeso (Joseph Espeso)	Senior Vice President - Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 24, 2004

/ s / Kevin M. Conlisk	Director	September 24, 2004
(Kevin M. Conlisk)

/ s / Michael H. Flynn	Director	September 24, 2004
(Michael H. Flynn)

/ s / George R. Kabureck	Director	September 24, 2004
(George R. Kabureck)

/s/ Joseph Mayerick, Jr.	Director	September 24, 2004
(Joseph Mayerick, Jr.)

/ s / Daniel K. McConlogue	Director	September 24, 2004
(Daniel K. McConlogue)

/ s / Gerald H. Shaff	Director	September 24, 2004
(Gerald H. Shaff)

/ s / Gerald A. Smith	Director	September 24, 2004
(Gerald A. Smith)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bolt Technology Corporation

Norwalk, Connecticut

We have audited the consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of income (loss) and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended June 30, 2004 and 2003 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the years ended June 30, 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/ s / McGladrey & Pullen, LLP

Stamford, Connecticut

September 2, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Bolt Technology Corporation

Norwalk, Connecticut

We have audited the accompanying consolidated statement of income and cash flows of Bolt Technology Corporation and subsidiaries for the year ended June 30, 2002. Our audit also included the financial statement schedule for the year ended June 30, 2002 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Bolt Technology Corporation and subsidiaries for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the year ended June 30, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/ s / Deloitte & Touche LLP

Stamford, Connecticut

August 15, 2002

Bolt Technology Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$2,890,000	$1,922,000
Accounts receivable, less allowance for uncollectible accounts of $60,000 in 2004 and 2003	2,336,000	1,695,000
Inventories	4,687,000	5,078,000
Deferred income taxes	425,000	713,000
Other current assets	174,000	160,000

Total current assets	10,512,000	9,568,000

Plant and Equipment:
Leasehold improvements	351,000	346,000
Geophysical equipment	—	269,000
Machinery and equipment	6,131,000	6,053,000
Equipment held for rental	—	320,000

	6,482,000	6,988,000
Less accumulated depreciation	(5,621,000)	(6,092,000)

	861,000	896,000

Goodwill, net	11,084,000	11,127,000
Deferred Income Taxes	19,000	103,000
Other Assets	98,000	82,000

Total assets	$22,574,000	$21,776,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$461,000	$480,000
Accrued expenses	721,000	757,000

Total current liabilities	1,182,000	1,237,000

Stockholders’ Equity:
Common stock, no par value, authorized 9,000,000 shares; issued and outstanding 5,414,357 shares	26,152,000	26,152,000
Accumulated deficit	(4,760,000)	(5,613,000)

Total Stockholders’ Equity	21,392,000	20,539,000

Total liabilities and stockholders’ equity	$22,574,000	$21,776,000

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

	For the Years Ended June 30,
	2004	2003	2002
Revenues:
Sales	$14,806,000	$10,842,000	$17,991,000

Costs and Expenses:

Cost of sales	9,135,000	7,116,000	9,967,000
Research and development	208,000	206,000	253,000
Selling, general and administrative	4,170,000	3,873,000	4,520,000
Interest expense	—	—	194,000
Interest (income)	(15,000)	(18,000)	(32,000)

	13,498,000	11,177,000	14,902,000

Income (loss) before income taxes	1,308,000	(335,000)	3,089,000
Provision (benefit) for income taxes	455,000	(174,000)	1,218,000

Net income (loss)	$853,000	$(161,000)	$1,871,000

Earnings (loss) per share:
Basic	$0.16	$(0.03)	$0.35
Diluted	$0.16	$(0.03)	$0.35

Average number of common shares outstanding:
Basic	5,414,357	5,414,357	5,411,890
Diluted	5,488,510	5,414,357	5,416,281

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$853,000	$(161,000)	$1,871,000
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	279,000	281,000	321,000
Deferred income taxes	415,000	(194,000)	1,053,000

	1,547,000	(74,000)	3,245,000

Change in operating assets and liabilities:
Accounts receivable	(641,000)	1,814,000	1,098,000
Inventories	269,000	(344,000)	(242,000)
Other assets	(30,000)	(79,000)	(4,000)
Accounts payable	(19,000)	(15,000)	(489,000)
Accrued liabilities	(19,000)	(737,000)	70,000
Income taxes payable	(17,000)	(46,000)	149,000

Net cash provided by operating activities	1,090,000	519,000	3,827,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(122,000)	(71,000)	(82,000)

Net cash used in investing activities	(122,000)	(71,000)	(82,000)

Cash Flows From Financing Activities:
Repayment of debt	—	—	(3,600,000)

Net cash used in financing activities	—	—	(3,600,000)

Net increase in cash	968,000	448,000	145,000
Cash and cash equivalents at beginning of year	1,922,000	1,474,000	1,329,000

Cash and cash equivalents at end of year	$2,890,000	$1,922,000	$1,474,000

Supplemental disclosure of cash flow information:
Cash transactions:
Interest paid	$—	$—	$194,000
Income taxes paid	$63,000	$65,000	$121,000
Non-cash transactions:
Transfer of inventory to plant and equipment	$122,000	$—	$—

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Note 1 – Description of Business and Significant Accounting Policies

The Company consists of three operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Custom Products Corporation (“Custom Products”). Bolt and A-G are in the “geophysical equipment” segment. Bolt manufactures and sells marine seismic energy sources (air guns) and replacement parts, and A-G manufactures and sells underwater cables, connectors and hydrophones. Custom Products, which is in the “industrial products” segment, manufactures and sells miniature industrial clutches and brakes and sells sub-fractional horsepower electrical motors.

Principles of Consolidation:

The Consolidated Financial Statements include the accounts of Bolt and its subsidiary companies. All significant intercompany balances and transactions have been eliminated.

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

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method which approximates the first-in, first-out method. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory. See Note 3 to Consolidated Financial Statements for additional information concerning inventories.

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

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Goodwill:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at June 30, 2004 and 2003 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also required an initial goodwill impairment test in the year of adoption and annual impairment tests thereafter. The initial impairment test of the goodwill balance as of July 1, 2001 and annual impairment tests of the goodwill balance as of July 1, 2002, July 1, 2003 and July 1, 2004 were conducted and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 2 to Consolidated Financial Statements for additional information concerning goodwill.

Revenue Recognition and Warranty Costs:

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria:

1.	Manufacturing products based on customer specifications.

2.	Delivering product to the customer before the close of the reporting period. Delivery results in the transfer of ownership risk to the customer.

3.	Establishing a set sales price with the customer.

4.	Collecting the sales revenue from the customer is reasonably assured.

Warranty costs and product returns incurred by the Company have not been significant.

Income Taxes:

The provision for income taxes is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision (benefit) for income taxes is the sum of the amount of income tax paid or payable for the year determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company’s deferred tax assets and liabilities. See Note 4 to Consolidated Financial Statements for additional information concerning the provision for income taxes and deferred tax assets.

Stock-Based Compensation:

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” in 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation” in 1997. Under SFAS No. 123, as amended by SFAS No. 148, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS Nos. 123 and 148. In this regard, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense is recognized for grants under the Company’s stock option plan.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Had compensation cost for stock options granted been determined in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, net income (loss) and earnings (loss) per share would have been as follows:

	Years Ended June 30,
	2004	2003	2002
Net income (loss), as reported	$853,000	$(161,000)	$1,871,000

Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	101,000	71,000	1,000

Net income (loss), pro forma	$752,000	$(232,000)	$1,870,000

Basic earnings (loss) per share:

As reported	$0.16	$(0.03)	$0.35
Pro forma	$0.14	$(0.04)	$0.35

Diluted earnings (loss) per share:

As reported	$0.16	$(0.03)	$0.35
Pro forma	$0.14	$(0.04)	$0.35

See Note 6 to Consolidated Financial Statements for additional information concerning stock options.

Long-Lived Assets:

The Company’s long-lived assets consist of plant and equipment and other current and non-current assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of June 30, 2004 and 2003 did not result in any indicators of impairment and therefore no impairment tests were performed.

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

	Years Ended June 30,
	2004	2003	2002
Net income (loss) available to common stockholders	$853,000	$(161,000)	$1,871,000

Divided by:
Weighted average common shares	5,414,357	5,414,357	5,411,890
Weighted average common share equivalents	74,153	—	4,391

Total weighted average common shares and common share equivalents	5,488,510	5,414,357	5,416,281

Basic earnings (loss) per share	$0.16	$(0.03)	$0.35

Diluted earnings (loss) per share	$0.16	$(0.03)	$0.35

For the years ended June 30, 2004 and 2002, the calculations do not include options to acquire 28,000 shares and 160,000 shares, respectively, since their inclusion would have been anti-dilutive. For the year ended June 30, 2003, the effect of common stock equivalents relating to stock options was not included in the calculation because to do so would have been anti-dilutive.

Recent Accounting Developments:

Revenue Recognition

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” As a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” the SEC issued SAB 104 primarily to rescind accounting guidance provided by SAB 101 relating to multiple element revenue arrangements. SAB 104’s accounting guidance for multiple element revenue arrangements is the same as EITF 00-21, and the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The Company adopted the provisions of SAB 104 in the third quarter of fiscal year 2004, retroactive to July 1, 2003. The adoption of SAB 104 had no effect on the Company’s financial position at June 30, 2004 or results of operations for the year ended June 30, 2004.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Employer’s Disclosures about Pensions and Other Postretirement Benefits

In December 2003, the FASB issued SFAS No. 132 (Revised 2003) (“SFAS 132 Revised”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The adoption of SFAS No. 132 Revised will not have any impact on the Company’s disclosures because the Company does not have any defined benefit pension plans or other defined benefit postretirement plans.

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities.” The adoption of this revision does not have any impact on the Company’s Consolidated Financial Statements since the Company does not have any variable interest entities.

Note 2 – Goodwill

The composition of the net goodwill balance at June 30 is as follows:

	2004	2003
A-G (Geophysical Equipment Segment)	$7,679,000	$7,679,000
Custom Products (Industrial Products Segment)	3,405,000	3,448,000

	$11,084,000	$11,127,000

The acquisition of Custom Products in fiscal year 1998 generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during fiscal year 2004 of $43,000 is a result of the tax benefits generated by the goodwill deductible for tax purposes.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2001, the initial test, and as of each July 1 thereafter through July 1, 2004. All four tests were conducted by management with the assistance of an independent valuation company and the results of such tests indicated no impairment. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying value, the Company considers goodwill not to be impaired. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s method of determining the fair value of the Custom and A-G reporting units is to obtain from the valuation company an estimate of the fair value of these reporting units based on up to three different valuation approaches: a) a capitalized cash flow method, b) a market approach that gives consideration to the prices paid for publicly traded stocks, and c) a projected net income approach that examines the projected net income of certain publicly traded stocks and determines a multiple of earnings that the valuation specialist believes should be applied to the business unit’s estimated earnings.

The Company reviewed the estimated fair values utilizing each of the above approaches, and in each of the four annual tests performed, utilized the discounted cash flow method when reviewing for impairment. The results of the other methods were also generally consistent with the Company’s conclusion that goodwill was not impaired. The Company also compared the values from the above approaches to the market capitalization of the Company (including the Bolt unit that has no goodwill reflected in the financial statements) to provide an overall test to ascertain the reasonableness of the approach used. At all annual impairment test dates except July 1, 2003, the Company’s market capitalization exceeded the carrying value of stockholders’ equity at the impairment test date. At July 1, 2003, the Company’s market capitalization was less than the Company’s stockholders’ equity, however this condition was reversed by August 2003 when the market price of the Company’s stock increased.

Goodwill represents approximately 49% of the Company’s total assets at June 30, 2004, and is thus a significant estimate made by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

Note 3 – Inventories

Inventories at June 30 consist of the following:

	2004	2003
Raw materials and sub-assemblies	$4,913,000	$5,629,000
Work-in-process	368,000	646,000

	5,281,000	6,275,000
Less-Reserve for inventory valuation	(594,000)	(1,197,000)

	$4,687,000	$5,078,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, management establishes an inventory valuation reserve. The inventory valuation reserve is a significant estimate made by management and the actual results may differ from this estimate and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At June 30, 2004 and 2003 approximately $1,828,000 and $3,320,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In many instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At June 30, 2004, the cost of inventory which has more than a five-year supply on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,179,000. Management nevertheless believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed of. During the fiscal year ended June 30, 2004, the inventory valuation reserve was increased by $279,000 ($243,000 charged to cost of sales). In addition, during fiscal 2004 the Company scrapped or disposed of items which had a cost of $882,000, which represents 59% of the difference between the $1,828,000 and $3,320,000 amounts referred to above, with the remaining decrease attributed to increased sales activity. The inventory valuation reserve balance and activity information is presented in Schedule II-Valuation and Qualifying Accounts for fiscal years 2002, 2003 and 2004.

Note 4 – Income Taxes

Income tax expense (benefit) consists of the following for the three years ended June 30:

	2004	2003	2002
Current:
Federal	$(32,000)	$—	$—
State	72,000	20,000	165,000
Deferred:
Federal	415,000	(171,000)	1,053,000
State	—	(23,000)	—

Income tax expense (benefit)	$455,000	$(174,000)	$1,218,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision (benefit) for income taxes is as follows:

	Years Ended June 30,
	2004	2003	2002
Statutory rate	34%	(34)%	34%
State income taxes, net of federal tax benefit	4	(3)	5
Nondeductible expenses	1	5	1
Reduction in investment tax credit carry-forward	—	—	1
Exempt income from foreign sales	(4)	(10)	(2)
Increase in AMT credit	—	(10)	—

Effective rate	35%	(52)%	39%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset at June 30 were as follows:

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

	2004	2003
Net deferred tax asset - current:
Tax loss carry-forward	$170,000	$222,000
Inventory valuation reserve	232,000	467,000
Allowance for uncollectible accounts	23,000	24,000

Total	$425,000	$713,000

Net deferred tax asset - noncurrent:
Alternative minimum tax credit carry-forward	$310,000	$310,000
Plant and equipment depreciation	53,000	38,000
Amortization of goodwill	(344,000)	(245,000)

Total	$19,000	$103,000

Note 5 – Benefit Plans

The Company maintains defined contribution retirement plans covering substantially all employees who satisfy the age and service requirements of the plans. The Company’s contributions to the plans are discretionary, and for the years ended June 30, 2004, 2003, and 2002 amounted to $213,000, $207,000, and $191,000, respectively.

Note 6 – Stock Options

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

A summary of the Stock Option Plan at June 30, 2004, 2003 and 2002 and the changes during the years ended on those dates is presented below.

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	357,000	$3.39	169,000	$6.24	224,000	$5.84
Granted	—	—	307,000	$3.08	3,000	$4.55
Exercised	—	—	—	—	(40,000)	$4.13
Expired	(22,000)	$6.32	(119,000)	$6.63	(18,000)	$5.70

Outstanding at end of year	335,000	$3.20	357,000	$3.39	169,000	$6.24

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At June 30, 2004	Weighted Average Exercise Price
$3.05-$3.45	307,000	3.6 Years	$3.08	307,000	$3.08
$4.38-$4.56	28,000	0.8 Years	$4.50	28,000	$4.50

	335,000	3.4 Years	$3.20	335,000	$3.20

The estimated fair value of options granted during 2003 and 2002 was $1.09 and $1.36 per share, respectively as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Expected dividend yield	0%	0%
Expected stock price volatility	63%	58%
Risk-free interest rate	2.59%	3.47%
Expected life (years)	5	5

Note 7 – Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three years ended June 30, 2004 were as follows:

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance June 30, 2001	5,408,733	$26,152,000	$(7,323,000)	$18,829,000
Exercise of stock options	5,624	—	—	—
Net income	—	—	1,871,000	1,871,000

Balance June 30, 2002	5,414,357	26,152,000	(5,452,000)	20,700,000
Net loss	—	—	(161,000)	(161,000)

Balance June 30, 2003	5,414,357	26,152,000	(5,613,000)	20,539,000
Net income	—	—	853,000	853,000

Balance June 30, 2004	5,414,357	$26,152,000	$(4,760,000)	$21,392,000

Note 8 – Commitments and Contingencies

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s ongoing credit evaluation and its short

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require the customer to provide a letter of credit or an advance payment. In limited cases the Company will grant customers extended payment terms of up to 12 months. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Historically, the Company has not incurred significant credit related losses. The Company invests its excess cash in time deposits with maturities of usually less than one month in an effort to maintain safety and liquidity.

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable and accrued expenses reflected in the June 30, 2004 and 2003 balance sheets approximate carrying values at those dates.

Lease Commitments:

The following table presents the Company’s future minimum lease payments as of June 30, 2004 relating to its non-cancelable operating leases with terms in excess of one year:

Years Ended June 30,	Amount
2005	$452,000
2006	333,000
2007	333,000
2008	196,000
2009	35,000
Beyond 2009	—

Total	$1,349,000

Under such operating leases, rent expense amounted to $512,000, $478,000 and $470,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company’s leases for its Norwalk, Connecticut office and manufacturing facilities expire in 2008. The Company has options to renew such leases for an additional five year period.

The Company’s lease for its North Haven, Connecticut manufacturing facility expires in 2009. The Company does not have an option to renew such lease.

The Company leases a building in Cypress, Texas from the former shareholder of A-G Geophysical Products, Inc. for $10,750 per month. The lease agreement expires in April 2005, and also grants the Company an option to purchase the facility for $1,000,000 during the term of the lease. The Company presently intends to exercise this option prior to its expiration.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Employment Severance Agreements:

The Company has a severance compensation plan for certain executive officers and key employees of the Company which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan.

The Company also has an employment agreement with its president and chief executive officer which provides for severance in the case of voluntary or involuntary termination following a change in control. This employment agreement has a term through June 30, 2007, subject to extension as set forth in the agreement.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $2,730,000 at June 30, 2004. No amounts were due as of that date because no events had occurred which would have triggered such liability.

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any current or pending litigation.

Securities and Exchange Commission Informal Inquiry:

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

Note 9 – Segment and Customer Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt Technology Corporation and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the years ended June 30, 2004, 2003 and 2002.

Fiscal Year ended June 30, 2004	Geophysical Equipment	Industrial Products	Total
Sales	$11,743,000	$3,063,000	$14,806,000
Interest income	15,000	—	15,000
Depreciation and amortization	250,000	29,000	279,000
Income before income taxes	775,000	533,000	1,308,000
Segment assets	17,828,000	4,746,000	22,574,000
Fixed asset additions	102,000	20,000	122,000

Bolt Technology Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Year ended June 30, 2003	Geophysical Equipment	Industrial Products	Total
Sales	$8,132,000	$2,710,000	$10,842,000
Interest income	18,000	—	18,000
Depreciation and amortization	247,000	34,000	281,000
Income (loss) before income taxes	(768,000)	433,000	(335,000)
Segment assets	17,004,000	4,772,000	21,776,000
Fixed asset additions	69,000	2,000	71,000

Fiscal Year ended June 30, 2002	Geophysical Equipment	Industrial Products	Total
Sales	$15,447,000	$2,544,000	$17,991,000
Interest income	32,000	—	32,000
Interest expense	194,000	—	194,000
Depreciation and amortization	284,000	37,000	321,000
Income before income taxes	2,738,000	351,000	3,089,000
Segment assets	18,165,000	4,695,000	22,860,000
Fixed asset additions	65,000	17,000	82,000

The Company does not allocate income taxes to segments.

The following table reports sales by country for the years ended June 30, 2004, 2003 and 2002. Sales are attributed to each country based on the location of the customer.

	2004	2003	2002
United States	$6,575,000	$5,861,000	$7,509,000
Norway	3,796,000	1,559,000	3,501,000
Peoples Republic of China	896,000	158,000	852,000
United Kingdom	876,000	497,000	1,786,000
France	809,000	947,000	765,000
Singapore	429,000	534,000	1,598,000
Former Soviet Union	377,000	238,000	1,101,000
Japan	350,000	203,000	134,000
Mexico	135,000	291,000	34,000
Canada	133,000	241,000	262,000
Germany	32,000	118,000	185,000
Other	398,000	195,000	264,000

	$14,806,000	$10,842,000	$17,991,000

Bolt Technology Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A relatively small number of customers has accounted for the Company’s geophysical equipment segment sales. Customers accounting for 10% or more of consolidated sales for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Customer A	7%	12%	17%
Customer B	10	12	14

Note 10 – Supplementary Information

Accrued expenses at June 30, 2004 and 2003 consist of the following:

	2004	2003
Compensation and related taxes	$189,000	$184,000
Compensated absences	272,000	244,000
Commissions payable	137,000	161,000
Professional fees	3,000	10,000
Income taxes payable	55,000	72,000
Other	65,000	86,000

	$721,000	$757,000

Note 11 – Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the years ended June 30, 2004 and 2003.

	Three Months Ended
	Sept. 30	Dec. 31	March 31	June 30
2004
Sales	$3,666,000	$3,501,000	$3,661,000	$3,978,000
Cost of sales	2,124,000	2,001,000	2,153,000	2,857,000
Income before taxes	506,000	354,000	318,000	130,000
Net income	341,000	225,000	198,000	89,000
Basic and diluted earnings per share	$0.06	$0.04	$0.04	$0.02

	Three Months Ended
	Sept. 30	Dec. 31	March 31	June 30
2003
Sales	$3,094,000	$2,419,000	$2,320,000	$3,009,000
Cost of sales	1,799,000	1,597,000	1,487,000	2,233,000
Income (loss) before taxes	248,000	(269,000)	(215,000)	(99,000)
Net income (loss)	151,000	(178,000)	(136,000)	2,000
Basic and diluted earnings (loss) per share	$0.03	$(0.03)	$(0.03)	$0.00

Bolt Technology Corporation and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Three Years Ended June 30, 2004

		Additions
Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Charged To Other Accounts		Deductions		Balance At End Of Year
Allowance for uncollectible accounts:

2002	$187,000	$97,000	$—		$(85,000)	(b)	$199,000
2003	199,000	(94,000)	—		(45,000)	(b)	60,000
2004	60,000	25,000	—		(25,000)	(b)	60,000

Reserve for inventory valuation:

2002	$915,000	$—	$—		$—		$915,000
2003	915,000	282,000	—		—		1,197,000
2004	1,197,000	243,000	36,000	(a)	(882,000)	(c)	594,000

(a)	Charged to inventory.
(b)	Accounts written-off.
(c)	Inventory disposed of.