Form 10-Q
period 2004-09-30
BOLT TECHNOLOGY CORP
filed 2004-11-12
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At November 12, 2004, there were 5,414,357 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2004	2003
Sales	$3,839,000	$3,666,000

Costs and Expenses:

Cost of sales	2,317,000	2,124,000
Research and development	45,000	47,000
Selling, general and administrative	1,143,000	995,000
Interest income	(6,000)	(6,000)

	3,499,000	3,160,000

Income before income taxes	340,000	506,000
Provision for income taxes	129,000	165,000

Net income	$211,000	$341,000

Earnings per share:
Basic	$0.04	$0.06

Diluted	$0.04	$0.06

Shares Outstanding:
Basic	5,414,357	5,414,357

Diluted	5,484,696	5,478,284

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2004 (unaudited)	June 30, 2004

Current Assets:
Cash and cash equivalents	$3,121,000	$2,890,000
Accounts receivable, net	2,526,000	2,336,000
Inventories, net	4,829,000	4,687,000
Deferred income taxes	350,000	425,000
Other	148,000	174,000

Total current assets	10,974,000	10,512,000

Goodwill, net	11,074,000	11,084,000
Plant and Equipment, net	805,000	861,000
Deferred Income Taxes	—	19,000
Other Assets	106,000	98,000

Total assets	$22,959,000	$22,574,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$596,000	$461,000
Accrued liabilities	757,000	721,000

Total current liabilities	1,353,000	1,182,000

Deferred Income Taxes	3,000	—

Total liabilities	1,356,000	1,182,000

Stockholders’ Equity:
Common stock	26,152,000	26,152,000
Accumulated deficit	(4,549,000)	(4,760,000)

Total stockholders’ equity	21,603,000	21,392,000

Total liabilities and stockholders’ equity	$22,959,000	$22,574,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$211,000	$341,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	69,000	63,000
Deferred income taxes	107,000	122,000

	387,000	526,000
Changes in operating assets and liabilities:
Accounts receivable	(190,000)	(490,000)
Inventories	(142,000)	(166,000)
Other assets	18,000	16,000
Accounts payable and accrued liabilities	171,000	107,000

Net cash provided (used) by operating activities	244,000	(7,000)

Cash Flows From Investing Activities:
Purchase of plant and equipment	(13,000)	(13,000)

Net cash used in investing activities	(13,000)	(13,000)

Net increase (decrease) in cash and cash equivalents	231,000	(20,000)
Cash and cash equivalents at beginning of period	2,890,000	1,922,000

Cash and cash equivalents at end of period	$3,121,000	$1,902,000

Supplemental disclosure of cash flow information:
Income taxes paid	$10,000	$13,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1– Basis of Presentation

The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three month periods ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the three month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

Allowance for Uncollectible Accounts:

The allowance for uncollectible accounts is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for uncollectible accounts when the Company believes that collectibility of the principal is unlikely. The allowance is an amount that the Company believes will be adequate to absorb estimated losses on existing accounts receivable, based on the evaluation of the collectibility of accounts receivable and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall quality of accounts receivable, review of specific problem accounts receivable, and current economic and industry conditions that may affect the customer’s ability to pay. While the Company uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic and industry conditions.

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

Plant and Equipment:

Plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 5 to l0 years for machinery and equipment, 1 to l0 years for geophysical equipment, 15 to 30 years for buildings, and over the term of the lease for leasehold improvements. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 6 to Consolidated Financial Statements (Unaudited) for additional information concerning plant and equipment.

Goodwill:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at September 30, 2004 and June 30, 2004 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also required an initial goodwill impairment test in the year of adoption and annual impairment tests thereafter. The initial impairment test of the goodwill balance as of July 1, 2001 and annual impairment tests of the goodwill balance as of July 1, 2002, July 1, 2003 and July 1, 2004 were conducted and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

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

Had compensation cost for stock options granted been recognized in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, net income and earnings per share for the three months ended September 30, 2004 and 2003 would have been as follows:

	Three Months Ended September 30,
	2004	2003
Net Income:
As reported	$211,000	$341,000
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	—	43,000

Pro forma	$211,000	$298,000

Basic earnings per share:
As reported	$0.04	$0.06
Pro forma	$0.04	$0.06
Diluted earnings per share:
As reported	$0.04	$0.06
Pro forma	$0.04	$0.05

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

The above fair values were used in determining the “additional compensation cost” for the three month period ended September 30, 2003. No additional compensation costs were determined for the three month period ended September 30, 2004 as all options had vested on or prior to June 30, 2004.

See Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning stock options.

Long-Lived Assets:

The Company’s long-lived assets consist of plant and equipment and other current and non-current assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of September 30, 2004 and June 30, 2004 did not result in any indicators of impairment and therefore, no impairment tests were performed.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003
Net income available to common stockholders	$211,000	$341,000

Divided by:
Weighted average common shares	5,414,357	5,414,357
Weighted average common share equivalents	70,339	63,927

Total weighted average common shares and common share equivalents	5,484,696	5,478,284

Basic earnings per share	$0.04	$0.06

Diluted earnings per share	$0.04	$0.06

For the three month periods ended September 30, 2004 and 2003, the calculations do not include options to acquire 28,000 and 40,000 shares, respectively, since their inclusion would have been anti-dilutive.

Note 3 – Goodwill

The composition of the net goodwill balance by reporting segment is as follows:

	September 30, 2004	June 30, 2004
A-G (Geophysical Equipment Segment)	$7,679,000	$7,679,000
Custom Products (Industrial Products Segment)	3,395,000	3,405,000

	$11,074,000	$11,084,000

The acquisition of Custom Products in fiscal year 1998 generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the three month period ended September 30, 2004 of $10,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2001, the initial test, and as of each July 1 thereafter through July 1, 2004. All four tests were conducted by management with the assistance of an independent valuation company and the results of such tests indicated no impairment. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

Goodwill represents approximately 48% of the Company’s total assets at September 30, 2004 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 4 – Income Taxes

The components of income tax expense for the three months ended September 30 are as follows:

	2004	2003
Current:
Federal	$—	$20,000
State	21,000	23,000
Deferred:
Federal	108,000	120,000
State	—	2,000

Income tax expense	$129,000	$165,000

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2004	June 30, 2004
Raw materials and sub-assemblies	$4,907,000	$4,913,000
Work in process	510,000	368,000

	5,417,000	5,281,000
Less—reserve for inventory valuation	(588,000)	(594,000)

	$4,829,000	$4,687,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, management established an inventory valuation reserve. The inventory valuation reserve is a significant estimate made by management and the actual results may differ from this estimate and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At September 30, 2004 and June 30, 2004, approximately $1,777,000 and $1,828,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In many instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At September 30, 2004 and June 30, 2004, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,146,000 and $1,179,000, respectively. Management nevertheless believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed of. During the three month period ended September 30, 2004, the inventory valuation reserve was not increased, and the Company scrapped or disposed of previously reserved items which had a cost of $6,000.

Note 6 – Plant and Equipment

Plant and equipment are comprised of the following:

	September 30, 2004	June 30, 2004
Leasehold improvements	$348,000	$351,000
Machinery and equipment	6,147,000	6,131,000

	6,495,000	6,482,000
Less—accumulated depreciation	(5,690,000)	(5,621,000)

	$805,000	$861,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the three months ended September 30, 2004 and 2003:

Three months ended Sept. 30, 2004

	Geophysical Equipment	Industrial Products	Total
Sales	$3,074,000	$765,000	$3,839,000
Interest income	6,000	—	6,000
Depreciation	63,000	6,000	69,000
Income before income taxes	206,000	134,000	340,000
Segment assets	18,072,000	4,887,000	22,959,000
Fixed asset additions	12,000	1,000	13,000

Three months ended Sept. 30, 2003
	Geophysical Equipment	Industrial Products	Total
Sales	$3,011,000	$655,000	$3,666,000
Interest income	6,000	—	6,000
Depreciation	60,000	3,000	63,000
Income before income taxes	420,000	86,000	506,000
Segment assets	17,525,000	4,699,000	22,224,000
Fixed asset additions	8,000	5,000	13,000

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

There were no changes in the number of options outstanding under the Stock Option Plan during the three month period ended September 30, 2004, as summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2004	335,000	$3.20
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at September 30, 2004	335,000	$3.20

Note 9 – Contingencies

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business. The Company is not aware of any current or pending litigation.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements (unaudited) and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q. This discussion includes forward-looking statements about the demand for our products and future results. Please refer to the “Cautionary Statement for Purposes of Forward-Looking Statements” below.

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. During fiscal 2003, despite high oil and gas prices, the energy industry became increasingly more cautious on exploration spending causing an industry-wide slowdown in marine seismic activity. Due to this slowdown, marine seismic contractors significantly reduced the size of their fleets which, in turn, resulted in lower sales of geophysical equipment, including the Company’s air guns and underwater connectors. Although marine seismic exploration activity continues to be depressed, there was improvement during fiscal 2004 and it appears that this improvement continued into the first quarter of fiscal 2005. Based on the current high price of oil coupled with increased worldwide energy demand, management currently anticipates marine seismic exploration activity to continue to improve. Management believes that such improvement, together with the Company’s current level of customer proposals and inquiries, and its recently expanded product offering, provide an anticipated solid foundation for geophysical equipment sales in the second quarter of fiscal 2005.

Sales in the industrial products segment also improved during the first three months of fiscal 2005 versus the comparable year ago period. With continued improvement in the U.S. economy, management anticipates its industrial products sales will continue to improve.

Liquidity and Capital Resources

As of September 30, 2004, the Company considers current cash and cash equivalent balances and projected cash flow from operations adequate to meet foreseeable operating needs. However, as discussed below under “Three Months Ended September 30, 2004,” if the Company exercises the option for the purchase of the land and building in Cypress, Texas, the Company may consider obtaining financing for such purchase.

Three Months Ended September 30, 2004

At September 30, 2004, the Company had $3,121,000 in cash and cash equivalents. For the three months ended September 30, 2004, cash and cash equivalents increased by $231,000. For the three months ended September 30, 2004, cash flow from operating activities after changes in working capital items was $244,000, primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories.

For the three months ended September 30, 2004, the Company used $13,000 for capital expenditures funded from operating cash flow. The Company estimates that capital expenditures for manufacturing equipment for fiscal 2005 will be approximately $150,000. The Company expects to fund these capital expenditures from operating cash flow.

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

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At September 30, 2004 and June 30, 2004, the five customers with the highest balances due represented 38% and 40%, respectively, of the consolidated accounts receivable balances on those dates.

Three Months Ended September 30, 2003

At September 30, 2003, the Company had $1,902,000 in cash and cash equivalents. For the three months ended September 30, 2003, cash and cash equivalents decreased by $20,000. For the three months ended September 30, 2003, cash flow from operating activities after changes in working capital items was a negative $7,000 primarily due to higher accounts receivable and inventory, substantially offset by net income adjusted for depreciation and deferred income taxes and higher current liabilities.

For the three months ended September 30, 2003, the Company used $13,000 for capital expenditures.

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

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at September 30, 2004 and June 30, 2004.

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

Results of Operations

As discussed below, sales for the three months ended September 30, 2004 increased 5% over the corresponding period last year. The Company’s net income, however, did not show improvement primarily due to higher manufacturing costs, increased travel and trade show expenses and increased professional fees as discussed below.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Sales for the three months ended September 30, 2004 increased by $173,000 or 5% from the corresponding period last year. Sales of geophysical equipment increased by $63,000 or 2% due primarily to higher sales of air gun replacement parts and underwater electrical connectors partially offset by lower sales of complete energy source systems. During the three months ended September 30, 2003, the Company made its first sale of the new Annular Port Gun (“APG”) which totaled $594,000. During the three months ended September 30, 2004, there were no sales of APG guns. Industrial products sales for the three months ended September 30, 2004 increased by $110,000 or 17% compared to the three months ended September 30, 2003, reflecting higher volume associated with improvement in the domestic economy.

Consolidated cost of sales as a percentage of consolidated sales was 60% for the three months ended September 30, 2004 versus 58% for the three months ended September 30, 2003. Despite the small sales increase for the geophysical equipment segment, cost of sales as a percentage of sales for this segment increased from 58% for the three months ended September 30, 2003 to 61% for the three months ended September 30, 2004 due to higher manufacturing costs (including direct and indirect labor costs and related benefits and inflationary increases across all cost categories). The Company has not increased prices for its geophysical products to offset higher costs due to industry conditions and customer considerations. Cost of sales as a percentage of sales for the industrial products segment decreased from 59% for the three months ended September 30, 2003 to 58% for the three months ended September 30, 2004 primarily due to manufacturing efficiencies realized as a result of the 17% sales increase, offset partially by higher compensation costs.

Research and development (“R&D”) costs decreased by $2,000 from the corresponding three months last year. The Company continues its R&D programs, including refinements to the APG gun project and the Seismic Source Monitoring System (“SSMS”). SSMS will be utilized to measure air gun depth, air pressure and “near field” energy output for each gun array, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company received its first sales order for SSMS (approximately $300,000) which will be delivered in the second quarter of fiscal 2005. The Company is currently working on more advanced stages of SSMS which will deliver further benefits to potential customers.

Selling, general and administrative expenses increased by $148,000 for the three months ended September 30, 2004 from the three months ended September 30, 2003 primarily due to higher professional fees ($47,000), advertising and trade show expenses ($38,000) and travel expenses ($23,000).

The provision for income taxes for the three months ended September 30, 2004 was $129,000, an effective tax rate of 38%. This rate was higher than the federal statutory rate of 34% primarily due to state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the three months ended September 30, 2003 was $165,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 34% primarily due to the benefit of export sales, partially offset by state income taxes and deferred income taxes attributable to goodwill amortization.

The above mentioned factors resulted in net income for the three months ended September 30, 2004 of $211,000 compared to net income of $341,000 for the corresponding period last year.

Critical Accounting Policies:

The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and requires the Company to make its most difficult and subjective judgments.

Based on this definition, the Company’s most critical policies include: recording of inventory reserves, deferred taxes, and the potential impairment of goodwill. These policies are discussed below. The Company also has other key accounting policies, including policies for revenue recognition and establishment of bad debt reserves. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or that it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

Although the Company believes that its estimates and assumptions are reasonable, these are based upon information available at the end of each reporting period and involve inherent risks and uncertainties. Actual results may differ significantly from the Company’s estimates and its estimates could be different using different assumptions or conditions.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning significant accounting policies.

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, management establishes an inventory valuation reserve. The inventory valuation reserve is a significant estimate made by management and the actual results may differ from this estimate and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At September 30, 2004 and June 30, 2004, approximately $1,777,000 and $1,828,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In many instances, this inventory has been unsold for more than 5 years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply on hand based on recent sales volume. At September 30, 2004 and June 30, 2004, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,146,000 and $1,179,000, respectively. Management nevertheless believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed of. During the three month period ended September 30, 2004, the inventory valuation reserve was not increased, and the Company scrapped or disposed of previously reserved items which had a cost of $6,000.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2004 and June 30, 2004 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax assets decreased by $97,000 from $444,000 at June 30, 2004 to $347,000 at September 30, 2004, reflecting principally the utilization of the net operating loss carry-forward ($74,000) and amortization of goodwill for tax purposes ($25,000).

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2001, the initial test, and as of each July 1 thereafter through July 1, 2004. All four tests were conducted by management with the assistance of an independent valuation company and the results of such tests indicated no impairment. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

Goodwill represents approximately 48% of the Company’s total assets at September 30, 2004 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

Recent Accounting Developments:

Revenue Recognition

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” As a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” the SEC issued SAB 104 primarily to rescind accounting guidance provided by SAB 101 relating to multiple element revenue arrangements. SAB 104’s accounting guidance for multiple element revenue arrangements is the same as EITF 00-21, and the other revenue recognition concepts contained in SAB 101 remain largely unchanged. The Company adopted SAB 104 in the third quarter of fiscal year 2004 retroactive to July 1, 2003. The adoption of SAB 104 had no effect on the Company’s financial position at September 30, 2004 and June 30, 2004 or results of operations for the three month periods ended September 30, 2004 and 2003.

Employer’s Disclosures about Pensions and Other Postretirement Benefits

In December 2003, the FASB issued SFAS No. 132 (Revised 2003) (“SFAS 132 Revised”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The adoption of SFAS 132 Revised will not have any impact on the Company’s disclosures because the Company does not have any defined benefit pension plans or other defined benefit postretirement plans.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of September 30, 2004. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6 – Exhibits

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

BOLT TECHNOLOGY CORPORATION

Date: November 12, 2004	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2004	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)