Form 10-Q
period 2004-12-31
BOLT TECHNOLOGY CORP
filed 2005-02-11
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At February 10, 2005, there were 5,420,923 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Sales	$4,467,000	$3,501,000	$8,306,000	$7,167,000

Costs and Expenses:

Cost of sales	2,587,000	2,001,000	4,904,000	4,125,000

Research and development	77,000	38,000	122,000	85,000
Selling, general and administrative	1,361,000	1,110,000	2,504,000	2,105,000
Interest income	(7,000)	(2,000)	(13,000)	(8,000)

	4,018,000	3,147,000	7,517,000	6,307,000

Income before income taxes	449,000	354,000	789,000	860,000
Provision for income taxes	172,000	129,000	301,000	294,000

Net income	$277,000	$225,000	$488,000	$566,000

Earnings per share:

Basic	$0.05	$0.04	$0.09	$0.10

Diluted	$0.05	$0.04	$0.09	$0.10

Average shares Outstanding:

Basic	5,416,569	5,414,357	5,415,463	5,414,357

Diluted	5,515,481	5,484,969	5,500,089	5,481,627

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS
	December 31, 2004 (unaudited)	June 30, 2004
Current Assets:
Cash and cash equivalents	$3,582,000	$2,890,000
Accounts receivable, net	2,460,000	2,336,000
Inventories, net	5,063,000	4,687,000
Deferred income taxes	275,000	425,000
Other	68,000	174,000

Total current assets	11,448,000	10,512,000

Goodwill, net	11,063,000	11,084,000
Plant and Equipment, net	776,000	861,000
Deferred Income Taxes	—	19,000
Other Assets	108,000	98,000

Total assets	$23,395,000	$22,574,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$644,000	$461,000
Accrued liabilities	792,000	721,000

Total current liabilities	1,436,000	1,182,000

Deferred Income Taxes	55,000	—

Total liabilities	1,491,000	1,182,000

Stockholders’ Equity:
Common stock	26,176,000	26,152,000
Accumulated deficit	(4,272,000)	(4,760,000)

Total stockholders’ equity	21,904,000	21,392,000

Total liabilities and stockholders’ equity	$23,395,000	$22,574,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$488,000	$566,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	140,000	135,000
Deferred income taxes	245,000	262,000

	873,000	963,000
Changes in operating assets and liabilities:
Accounts receivable	(124,000)	(241,000)
Inventories	(376,000)	(309,000)
Other assets	96,000	86,000
Accounts payable and accrued liabilities	254,000	(231,000)

Net cash provided by operating activities	723,000	268,000

Cash Flows From Investing Activities:
Purchase of plant and equipment	(55,000)	(71,000)

Net cash used in investing activities	(55,000)	(71,000)

Cash Flow From Financing Activities:
Exercise of Stock Options	24,000	—

Net cash provided by financing activities	24,000	—

Net increase in cash and cash equivalents	692,000	197,000
Cash and cash equivalents at beginning of period	2,890,000	1,922,000

Cash and cash equivalents at end of period	$3,582,000	$2,119,000

Supplemental disclosure of cash flow information:
Income taxes paid	$20,000	$21,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1– Basis of Presentation

The consolidated balance sheet as of December 31, 2004, the consolidated statements of operations for the three month and six month periods ended December 31, 2004 and 2003 and the consolidated statements of cash flows for the six month periods ended December 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

Goodwill:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at December 31, 2004 and June 30, 2004 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also required an initial goodwill impairment test in the year of adoption and annual impairment tests thereafter. The initial impairment test of the goodwill balance as of July 1, 2001 and annual impairment tests of the goodwill balance as of July 1, 2002, July 1, 2003 and July 1, 2004 were conducted and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

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

Stock-Based Compensation:

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” in 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1997. Under SFAS No. 123, as amended by SFAS No. 148, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS Nos. 123 and 148. In this regard, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense is recognized for grants under the Company’s stock option plan.

Had compensation cost for stock options granted been recognized in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, net income and earnings per share for the three month and six month periods ended December 31, 2004 and 2003 would have been as follows:

	Three Months Ended December 31,
	2004	2003
Net Income:
As reported	$277,000	$225,000
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	—	43,000

Pro forma	$277,000	$182,000

Basic earnings per share:
As reported	$0.05	$0.04
Pro forma	$0.05	$0.03
Diluted earnings per share:
As reported	$0.05	$0.04
Pro forma	$0.05	$0.03

	Six Months Ended December 31,
	2004	2003
Net Income:
As reported	$488,000	$566,000
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	—	86,000

Pro forma	$488,000	$480,000

Basic earnings per share:
As reported	$0.09	$0.10
Pro forma	$0.09	$0.09
Diluted earnings per share:
As reported	$0.09	$0.10
Pro forma	$0.09	$0.09

The fair value of stock options granted in January and June 2003 was $1.09 per share, as estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

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

The above fair values were used in determining the “additional compensation cost” for the three and six month periods ended December 31, 2003. No additional compensation costs were determined for the three and six month periods ended December 31, 2004 as all options had vested on or prior to June 30, 2004.

See Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning stock options.

Long-Lived Assets:

The Company’s long-lived assets consist of plant and equipment and other current and non-current assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of December 31, 2004 and June 30, 2004 did not result in any indicators of impairment and therefore, no impairment tests were performed.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and six month periods ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income available to common stockholders	$277,000	$225,000	$488,000	$566,000

Divided by:
Weighted average common shares	5,416,569	5,414,357	5,415,463	5,414,357
Weighted average common share equivalents	98,912	70,612	84,826	67,270

Total weighted average common shares and common share equivalents	5,515,481	5,484,969	5,500,089	5,481,627

Basic earnings per share	$0.05	$0.04	$0.09	$0.10

Diluted earnings per share	$0.05	$0.04	$0.09	$0.10

For the three and six month periods ended December 31, 2004 and 2003, the calculations do not include options to acquire 19,000 and 40,000 shares, respectively, since their inclusion would have been anti-dilutive.

Note 3 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products in fiscal year 1998 and A-G in fiscal year 1999, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

The composition of the net goodwill balance by reporting segment is as follows:

	December 31, 2004	June 30, 2004
A-G (Geophysical Equipment Segment)	$7,679,000	$7,679,000

Custom Products (Industrial Products Segment)	3,384,000	3,405,000

	$11,063,000	$11,084,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the six month period ended December 31, 2004 of $21,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

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

Goodwill represents approximately 47% of the Company’s total assets at December 31, 2004 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 4 – Income Taxes

The components of income tax expense for the six months ended December 31 are as follows:

	2004	2003
Current:
Federal	$8,000	$—
State	48,000	32,000

Deferred:
Federal	245,000	251,000
State	—	11,000

Income tax expense	$301,000	$294,000

Note 5 – Inventories

Inventories consist of the following:

	December 31, 2004	June 30, 2004
Raw materials and sub-assemblies	$5,235,000	$4,913,000
Work in process	393,000	368,000

	5,628,000	5,281,000
Less - reserve for inventory valuation	(565,000)	(594,000)

	$5,063,000	$4,687,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, management established an inventory valuation reserve. The inventory valuation reserve is a significant estimate made by management and the actual results may differ from this estimate and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At December 31, 2004 and June 30, 2004, approximately $1,705,000 and $1,828,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In many instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At December 31, 2004 and June 30, 2004, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,058,000 and $1,179,000, respectively. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed of. During the six month period ended December 31, 2004, the inventory valuation reserve decreased by $29,000, which included the scrapping or disposing of previously reserved items which had a cost of $6,000. In addition, during the six month period ended December 31, 2004, the inventory valuation reserve was decreased by $23,000 due to a lower amount of slow moving and obsolete inventory.

Note 6 – Plant and Equipment

Plant and equipment are comprised of the following:

	December 31, 2004	June 30, 2004
Leasehold improvements	$348,000	$351,000
Machinery and equipment	6,188,000	6,131,000

	6,536,000	6,482,000
Less - accumulated depreciation	(5,760,000)	(5,621,000)

	$776,000	$861,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the six month periods ended December 31, 2004 and 2003:

Six months ended December 31, 2004

	Geophysical Equipment	Industrial Products	Total
Sales	$6,810,000	$1,496,000	$8,306,000
Interest income	13,000	—	13,000
Depreciation	127,000	13,000	140,000
Income before income taxes	618,000	171,000	789,000
Segment assets	18,638,000	4,757,000	23,395,000
Fixed asset additions	32,000	23,000	55,000

Six months ended December 31, 2003

	Geophysical Equipment	Industrial Products	Total
Sales	$5,725,000	$1,442,000	$7,167,000
Interest income	8,000	—	8,000
Depreciation	121,000	14,000	135,000
Income before income taxes	645,000	215,000	860,000
Segment assets	17,338,000	4,773,000	22,111,000
Fixed asset additions	67,000	4,000	71,000

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

A summary of the Stock Option Plan changes during the six month period ended December 31, 2004 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2004	335,000	$3.20
Granted	—	—
Exercised	(12,000)	$4.14
Expired	—	—

Outstanding at December 31, 2004	323,000	$3.16

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. During fiscal 2003, despite high oil and gas prices, the energy industry became increasingly more cautious on exploration spending causing an industry-wide slowdown in marine seismic activity. Due to this slowdown, marine seismic contractors significantly reduced the size of their fleets which, in turn, resulted in lower sales of geophysical equipment, including the Company’s air guns and underwater connectors. Marine seismic exploration started to improve during fiscal 2004, and this improvement has continued into the first six months of fiscal 2005. The Company’s geophysical equipment sales for the second quarter of fiscal 2005 increased 38% from last year’s second quarter and 22% from the first quarter of fiscal 2005. Based on the continuing high price of oil and increased worldwide energy demand, management anticipates marine seismic exploration activity to continue to improve. Management believes that such improvement, together with the Company’s current levels of customer orders, inquiries and requests for quotations for marine seismic equipment as well as the Company’s recent expanded product offering, provide a solid foundation for geophysical equipment sales in the third and fourth quarters of fiscal 2005.

Sales in the industrial products segment also improved during the first six months of fiscal 2005 versus the comparable year ago period, although sales for the second quarter of fiscal 2005 were below the comparable year ago period. With continued improvement in the U.S. economy, management anticipates that industrial products sales will continue to improve.

Liquidity and Capital Resources

As of December 31, 2004, the Company considers current cash and cash equivalent balances and projected cash flow from operations adequate to meet foreseeable operating needs. However, as discussed below under “Six Months Ended December 31, 2004,” the Company is considering whether to fund its purchase of the land and buildings in Cypress, Texas, where A-G is located, from available cash or external financing.

Six Months Ended December 31, 2004

At December 31, 2004, the Company had $3,582,000 in cash and cash equivalents. This amount is $1,463,000 or 69% higher than the amount of cash and cash equivalents at December 31, 2003. For the six months ended December 31, 2004, cash and cash equivalents increased by $692,000 or 24% from the amount at June 30, 2004. For the six months ended December 31, 2004, cash flow from operating activities after changes in working capital items was $723,000, primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories.

For the six months ended December 31, 2004, the Company used $55,000 for capital expenditures funded from operating cash flow. The Company estimates that capital expenditures for manufacturing equipment for fiscal 2005 will not exceed $150,000. The Company expects to fund these capital expenditures from operating cash flow.

The Company has an option to purchase the land and buildings in Cypress, Texas, where A-G is located for $1,000,000, which option it is exercising by letter dated February 11, 2005. The purchase is expected to occur prior to the April 2005 expiration of the lease of the property currently in effect. In this regard, the Company is considering whether it will fund the exercise price from available cash or external financing. Should external financing for all or a portion of the exercise price be deemed appropriate, the Company believes that it could obtain such financing at competitive terms.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At December 31, 2004 and June 30, 2004, the five customers with the highest balances due represented 45% and 40%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Six Months Ended December 31, 2003

At December 31, 2003, the Company had $2,119,000 in cash and cash equivalents. For the six months ended December 31, 2003, cash and cash equivalents increased by $197,000 or 10% from the amount at June 30, 2003. For the six months ended December 31, 2003, cash flow from operating activities after changes in working capital items was $268,000 primarily due to net income adjusted for depreciation and deferred income taxes partially offset by higher accounts receivable, inventories and lower current liabilities.

For the six months ended December 31, 2003, the Company used $71,000 for capital expenditures.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or special purpose entities and has not issued any guarantees.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at December 31, 2004 and June 30, 2004.

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

Results of Operations

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

As discussed below, sales for the six months ended December 31, 2004 increased 16% over the corresponding period last year. The Company’s net income, however, did not show improvement primarily due to higher selling, general and administrative expenses as discussed below.

Sales for the six months ended December 31, 2004 increased by $1,139,000 or 16% from the corresponding period last year. Sales of geophysical equipment increased by $1,085,000 or 19% due primarily to higher sales of air gun replacement parts ($990,000), underwater electrical connectors ($680,000), and the first sale of the Seismic Source Monitoring System (“SSMS”) ($300,000). The geophysical equipment sales increase for the six months ended December 31, 2004 was partially offset by lower sales of complete energy source systems ($885,000). During the six months ended December 31, 2003, the Company made its first sale of the new Annular Port Gun (“APG”) which totaled $594,000. During the six months ended December 31, 2004, there were no sales of APG guns. Industrial products sales for the six months ended December 31, 2004 increased by $54,000 or 4% compared to the six months ended December 31, 2003, reflecting higher volume associated with improvement in the domestic economy.

Consolidated cost of sales as a percentage of consolidated sales was 59% for the six months ended December 31, 2004 versus 58% for the six months ended December 31, 2003. Cost of sales as a percentage of sales for the geophysical equipment segment was 58% for the six months ended December 31, 2004, which was the same as in the corresponding year ago period. Higher manufacturing costs (including material, compensation and overhead costs), especially in the air gun business, were fully offset by the higher manufacturing efficiencies associated with the 19% sales increase. Effective January 1, 2005, a 6% sales price increase was implemented for air gun products as a result of higher costs. Cost of sales as a percentage of sales for the industrial products segment increased from 57% for the six months ended December 31, 2003 to 62% for the six months ended December 31, 2004 primarily due to higher material and compensation costs. Effective January 1, 2005, a 5% price increase was implemented for the industrial products segment in response to such higher costs.

Research and development (“R&D”) costs for the six months ended December 31, 2004 increased by $37,000 from the corresponding six month period last year. The major portion of this increase relates to SSMS. SSMS is utilized to measure air gun depth, air pressure and “near field” energy output for each gun array, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company recorded its first sale of SSMS during the second quarter of fiscal 2005. The Company is currently working on more advanced stages of SSMS which will deliver further benefits to customers. In addition, the Company continues making refinements to its APG guns.

Selling, general and administrative expenses increased by $399,000 for the six months ended December 31, 2004 from the six months ended December 31, 2003 primarily due to higher professional fees ($113,000), compensation expense ($71,000), advertising and trade show expenses ($56,000) and bad debt expense ($35,000).

The provision for income taxes for the six months ended December 31, 2004 was $301,000, an effective tax rate of 38%. This rate was higher than the federal statutory rate of 34% primarily due to state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the six months ended December 31, 2003 was $294,000, an effective tax rate of 34%. This rate was lower than the combined federal and state statutory rate of approximately 39% primarily due to the tax benefits for export sales.

The above mentioned factors resulted in net income for the six months ended December 31, 2004 of $488,000 compared to net income of $566,000 for the corresponding period last year.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Sales for the three months ended December 31, 2004 increased by $966,000 or 28% from the corresponding period last year. Sales of geophysical equipment increased by $1,023,000 or 38% due primarily to higher sales of air gun replacement parts ($594,000), underwater electrical connectors ($342,000) and the first sale of SSMS ($300,000), partially offset by lower sales of complete energy source systems ($213,000). The sales increases in the geophysical equipment segment reflect the continuing increase in marine seismic activity. Industrial products sales for the three months ended December 31, 2004 decreased by $57,000 or 7% compared to the three months ended December 31, 2003, reflecting primarily lower volume.

Consolidated cost of sales as a percentage of consolidated sales was 58% for the three months ended December 31, 2004 versus 57% for the three months ended December 31, 2003. Cost of sales as a percentage of sales for the geophysical equipment segment was 58% for the three months ended December 31, 2003 and decreased to 56% for the three months ended December 31, 2004. This decrease was due to higher manufacturing efficiencies associated with the 38% sales increase partially offset by higher manufacturing costs (material, compensation and overhead costs), especially in the air gun business. Effective January 1, 2005, a 6% sales price increase was implemented for air gun products as a result of these higher costs. Cost of sales as a percentage of sales for the industrial products segment increased from 55% for the three months ended December 31, 2003 to 67% for the three months ended December 31, 2004 primarily due to higher material cost and compensation costs and lower manufacturing efficiencies associated with the 7% sales decrease. Effective January 1, 2005, a 5% price increase was implemented in response to such higher costs.

R&D costs for the three months ended December 31, 2004 increased by $39,000 from the corresponding three month period last year. The major portion of this increase relates to SSMS. SSMS is utilized to measure air gun depth, air pressure and “near field” energy output for each gun array, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company recorded its first sale of SSMS during the second quarter of fiscal 2005. The Company is currently working on more advanced stages of SSMS which will deliver further benefits to customers. In addition, the Company continues making refinements to its APG guns.

Selling, general and administrative expenses increased by $251,000 for the three months ended December 31, 2004 from the three months ended December 31, 2003 primarily due to higher professional fees ($63,000), compensation expense ($92,000), advertising and trade show expenses ($12,000) and bad debt expense ($41,000).

The provision for income taxes for the three months ended December 31, 2004 was $172,000, an effective tax rate of 38%. This rate was higher than the federal statutory rate of 34% primarily due to state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the three months ended December 31, 2003 was $129,000, an effective tax rate of 36%. This rate was higher than the federal statutory rate of 34% primarily due to state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes.

The above mentioned factors resulted in net income for the three months ended December 31, 2004 of $277,000 compared to net income of $225,000 for the corresponding period last year.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, management established an inventory valuation reserve. The inventory valuation reserve is a significant estimate made by management and the actual results may differ from this estimate and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At December 31, 2004 and June 30, 2004, approximately $1,705,000 and $1,828,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In many instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At December 31, 2004 and June 30, 2004, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,058,000 and $1,179,000, respectively. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed of. During the six month period ended December 31, 2004, the inventory valuation reserve decreased by $29,000, which included the scrapping or disposing of previously reserved items which had a cost of $6,000. In addition, during the six month period ended December 31, 2004, the inventory valuation reserve was decreased by $23,000 due to a lower amount of slow moving and obsolete inventory.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at December 31, 2004 and June 30, 2004 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax assets decreased by $224,000 from $444,000 at June 30, 2004 to $220,000 at December 31, 2004, reflecting principally the utilization of the net operating loss carry-forward ($147,000) and amortization of goodwill for tax purposes ($50,000).

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

Goodwill represents approximately 47% of the Company’s total assets at December 31, 2004 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

Recent Accounting Developments

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” by providing clarification on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Paragraph 5 of ARB No. 43, Chapter 4, stipulated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS 151 requires that these items be handled as current period charges regardless of whether they meet the criterion of “so abnormal.” SFAS 151 also requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Management believes that the adoption of this standard will have no impact on the Company’s consolidated financial statements because it is already in compliance with this new standard.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123 Revised”). SFAS 123 Revised is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 Revised also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123 Revised is similar in most respects to the approach described in SFAS 123. A key requirement of SFAS 123 Revised is that all share-based payments to employees, including stock option grants, be recognized in the income statement based on their fair values. Pro forma disclosure of the cost of employee share payments is no longer an alternative. SFAS 123 Revised is effective in the first interim period or annual reporting period beginning after June 15, 2005. The Company believes that SFAS 123 Revised will currently have no impact to Bolt’s consolidated financial statements because under the terms of the existing stock option plan, no options can be granted subsequent to June 30, 2003 and all options were fully vested as of June 30, 2004. Should the Company provide share based payments in the future, however, the Company will have to fair value these awards and recognize this cost in its consolidated financial statements in accordance with the requirements of SFAS 123 Revised.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”). The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets which should be based on the recorded amount of assets exchanged. SFAS 153 eliminates the foregoing narrow exception and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges consummated in fiscal periods beginning after June 15, 2005. SFAS 153 will not have an impact on the Company’s consolidated financial statements because the Company does not engage in nonmonetary asset exchanges.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of December 31, 2004. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Employee stock options to purchase an aggregate of 12,000 shares of Common Stock were exercised during the three months ended December 31, 2004. The stock options were granted under the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan. Options for a total of 6,000 shares were exercised pursuant to cashless exercises using previously acquired shares of Common Stock resulting in such optionees receiving an aggregate of 566 additional shares of Common Stock. The remaining 6,000 shares were acquired with cash. The issuance of Common Stock was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act. As a result of the option exercises, the number of shares of Common Stock outstanding increased from 5,414,357 at September 30, 2004 to 5,420,923 at December 31, 2004.

Item 4 – Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders of the Company was held on November 23, 2004 to elect three directors to hold office for a term of three years.

The vote tabulation for the election of directors was as follows:

Nominees for Term expiring in 2007

Joseph Espeso received 4,667,949 affirmative votes with 435,204 withheld.

Stephen F. Ryan received 4,667,219 affirmative votes with 435,934 withheld.

Gerald H. Shaff received 4,636,449 affirmative votes with 466,704 withheld.

There were no abstentions or broker non-votes.

Item 5 – Other Information

The Employment Agreement between Custom Products and Gerald H. Shaff, President of Custom Products, effective as of January 1, 2003, expired as of December 31, 2004. Pursuant to a letter agreement dated February 9, 2005, Custom Products and Mr. Shaff have agreed to renew the Employment Agreement on its original terms, effective as of December 31, 2004 for a two-year period ending on December 31, 2006.

By letter dated February 11, 2005, the Company is exercising its option to acquire from the lessor of the property, Albert H. Gerrans, Jr., the land and buildings in Cypress, Texas, where A-G is located. The acquisition for a purchase price of $1,000,000 is expected to occur prior to the April 2005 expiration of the lease of the property currently in effect. The Company will either fund the acquisition through available cash or external financing.

Item 6 – Exhibits

Exhibits.

10.8	Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products and Gerald H. Shaff, effective as of January 1, 2003 (previously filed as Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).

10.9	Letter dated February 11, 2005 exercising the option to purchase the property specified in the Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt (previously filed as Exhibit 10.2 to Form 10-K for the year ended June 30, 2004).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: February 11, 2005	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2005	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement for the Acquisition of A-G Geophysical Products, Inc. by Bolt Technology Corporation from Albert H. Gerrans, Jr., Stephen Clay and Robert Bernard dated as of April 20, 1999 (incorporated by reference to Exhibit 2.1 to Form 10-K for the year ended June 30, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).

10.2	Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation. (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended June 30, 2004).

10.3	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001).

10.4	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).

10.5	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).

10.6	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.7	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.8	Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (previously filed as Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).*

10.9	Letter dated February 11, 2005 exercising the option to purchase the property specified in the Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (previously filed as Exhibit 10.2 to Form 10-K for the year ended June 30, 2004).*

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	filed herewith