Form 10-Q
period 2005-03-31
BOLT TECHNOLOGY CORP
filed 2005-05-16
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b- 2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

At May 10, 2005, there were 5,423,960 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Sales	$5,115,000	$3,661,000	$13,421,000	$10,828,000

Costs and Expenses:

Cost of sales	3,122,000	2,153,000	8,026,000	6,278,000
Research and development	79,000	80,000	201,000	165,000
Selling, general and administrative	1,234,000	1,114,000	3,738,000	3,219,000
Interest income	(18,000)	(4,000)	(31,000)	(12,000)

	4,417,000	3,343,000	11,934,000	9,650,000

Income before income taxes	698,000	318,000	1,487,000	1,178,000
Provision for income taxes	215,000	120,000	516,000	414,000

Net income	$483,000	$198,000	$971,000	$764,000

Earnings per share:
Basic	$0.09	$0.04	$0.18	$0.14
Diluted	$0.09	$0.04	$0.18	$0.14

Average shares Outstanding:
Basic	5,420,923	5,414,357	5,417,283	5,414,357
Diluted	5,564,635	5,492,963	5,521,604	5,485,406

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (unaudited)	June 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$3,364,000	$2,890,000
Accounts receivable, net	2,928,000	2,336,000
Inventories, net	5,246,000	4,687,000
Deferred income taxes	333,000	425,000
Other	256,000	174,000

Total current assets	12,127,000	10,512,000

Goodwill, net	11,052,000	11,084,000
Plant and Equipment, net	1,731,000	861,000
Deferred Income Taxes	—	19,000
Other Assets	98,000	98,000

Total assets	$25,008,000	$22,574,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,014,000	$461,000
Accrued liabilities	1,053,000	721,000
Customer Advance Payments	414,000	—

Total current liabilities	2,481,000	1,182,000
Deferred Income Taxes	140,000	—

Total liabilities	2,621,000	1,182,000

Stockholders’ Equity:
Common stock	26,176,000	26,152,000
Accumulated deficit	(3,789,000)	(4,760,000)

Total stockholders’ equity	22,387,000	21,392,000

Total liabilities and stockholders’ equity	$25,008,000	$22,574,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$971,000	$764,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	206,000	203,000
Deferred income taxes	283,000	315,000

	1,460,000	1,282,000
Changes in operating assets and liabilities:
Accounts receivable	(592,000)	(501,000)
Inventories	(559,000)	(408,000)
Other assets	(82,000)	101,000
Accounts payable and accrued liabilities	885,000	106,000
Customer advance payments	414,000	—

Net cash provided by operating activities	1,526,000	580,000

Cash Flows From Investing Activities:
Purchase of plant and equipment	(1,076,000)	(91,000)

Net cash used in investing activities	(1,076,000)	(91,000)

Cash Flow From Financing Activities:
Exercise of Stock Options	24,000	—

Net cash provided by financing activities	24,000	—

Net increase in cash and cash equivalents	474,000	489,000
Cash and cash equivalents at beginning of period	2,890,000	1,922,000

Cash and cash equivalents at end of period	$3,364,000	$2,411,000

Supplemental disclosure of cash flow information:
Income taxes paid	$23,000	$35,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1– Basis of Presentation

The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three month and nine month periods ended March 31, 2005 and 2004 and the consolidated statements of cash flows for the nine month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Note 2 – Description of Business and Significant Accounting Policies

The Company consists of three operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Custom Products Corporation (“Custom Products”). Bolt and A-G are in the “geophysical equipment” segment. Bolt manufactures and sells air guns and replacement parts, and A-G manufactures and sells underwater cables, connectors, hydrophones and seismic source monitoring systems. Custom Products, which is in the “industrial products” segment, manufactures and sells miniature industrial clutches and brakes and sells sub-fractional horsepower electrical motors.

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

Plant and Equipment:

Plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 5 to 10 years for machinery and equipment, 1 to 10 years for geophysical equipment, 15 to 30 years for buildings, and over the term of the lease for leasehold improvements. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 6 to Consolidated Financial Statements (Unaudited) for additional information concerning plant and equipment.

Goodwill:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at March 31, 2005 and June 30, 2004 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also required an initial goodwill impairment test in the year of adoption and annual impairment tests thereafter. The initial impairment test of the goodwill balance as of July 1, 2001 and annual impairment tests of the goodwill balance as of July 1, 2002, July 1, 2003 and July 1, 2004 were conducted and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

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

Stock-Based Compensation:

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” in 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1997. Under SFAS No. 123, as amended by SFAS No. 148, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS Nos. 123 and 148. In this regard, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense is recognized for grants under the Company’s stock option plan.

Had compensation cost for stock options granted been recognized in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, net income and earnings per share for the three month and nine month periods ended March 31, 2005 and 2004 would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net Income:
As reported	$483,000	$198,000
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	—	14,000

Pro forma	$483,000	$184,000

Basic earnings per share:
As reported	$0.09	$0.04
Pro forma	$0.09	$0.03
Diluted earnings per share:
As reported	$0.09	$0.04
Pro forma	$0.09	$0.03

	Nine Months Ended March 31,
	2005	2004
Net Income:
As reported	$971,000	$764,000
Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	—	100,000

Pro forma	$971,000	$664,000

Basic earnings per share:
As reported	$0.18	$0.14
Pro forma	$0.18	$0.12
Diluted earnings per share:
As reported	$0.18	$0.14
Pro forma	$0.18	$0.12

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

The above fair values were used in determining the “additional compensation cost” for the three and nine month periods ended March 31, 2004. No additional compensation costs were determined for the three and nine month periods ended March 31, 2005 as all options had vested on or prior to June 30, 2004.

See Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning stock options.

Long-Lived Assets:

The Company’s long-lived assets consist of plant and equipment and other current and non-current assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of March 31, 2005 and June 30, 2004 did not result in any indicators of impairment and therefore, no impairment tests were performed.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and nine month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income available to common stockholders	$483,000	$198,000	$971,000	$764,000

Divided by:
Weighted average common shares	5,420,923	5,414,357	5,417,283	5,414,357
Weighted average common share equivalents	143,712	78,606	104,321	71,049

Total weighted average common shares and common share equivalents	5,564,635	5,492,963	5,521,604	5,485,406

Basic earnings per share	$0.09	$0.04	$0.18	$0.14

Diluted earnings per share	$0.09	$0.04	$0.18	$0.14

For the three and nine month periods ended March 31, 2004, the calculations do not include options to acquire 40,000 shares since their inclusion would have been anti-dilutive. There were no anti-dilutive options for the three and nine month periods ended March 31, 2005. Therefore, the calculations include all options outstanding for those periods.

Note 3 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products in fiscal year 1998 and A-G in fiscal year 1999, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill.

Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

The composition of the net goodwill balance by reporting segment is as follows:

	March 31, 2005	June 30, 2004
A-G (Geophysical Equipment Segment)	$7,679,000	$7,679,000
Custom Products (Industrial Products Segment)	3,373,000	3,405,000

	$11,052,000	$11,084,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the nine month period ended March 31, 2005 of $32,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

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

Goodwill represents approximately 44% of the Company’s total assets at March 31, 2005 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 4 – Income Taxes

The components of income tax expense for the nine months ended March 31 are as follows:

	2005	2004
Current:
Federal	$158,000	$46,000
State	75,000	53,000
Deferred:
Federal	307,000	310,000
State	(24,000)	5,000

Income tax expense	$516,000	$414,000

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2005	June 30, 2004
Raw materials and sub-assemblies	$5,485,000	$4,913,000
Work in process	393,000	368,000

	5,878,000	5,281,000
Less - reserve for inventory valuation	(632,000)	(594,000)

	$5,246,000	$4,687,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, management established an inventory valuation reserve. The inventory valuation reserve is a significant estimate made by management and the actual results may differ from this estimate and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At March 31, 2005 and June 30, 2004, approximately $1,894,000 and $1,828,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In many instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At March 31, 2005 and June 30, 2004, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,268,000 and $1,179,000, respectively. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed of. During the nine month period ended March 31, 2005, the inventory valuation reserve increased by $38,000, which included the scrapping or disposing of previously reserved items which had a cost of $6,000. In addition, during the nine month period ended March 31, 2005, the inventory valuation reserve was increased by $44,000 due to a higher amount of slow moving and obsolete inventory.

Note 6 – Plant and Equipment

Plant and equipment are comprised of the following:

	March 31, 2005	June 30, 2004
Land	$253,000	$—
Leasehold improvements	348,000	351,000
Buildings	760,000	—
Machinery and equipment	6,197,000	6,131,000

	7,558,000	6,482,000
Less - accumulated depreciation	(5,827,000)	(5,621,000)

	$1,731,000	$861,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the nine month periods ended March 31, 2005 and 2004:

Nine months ended March 31, 2005

	Geophysical Equipment	Industrial Products	Total
Sales	$11,080,000	$2,341,000	$13,421,000
Interest income	31,000	—	31,000
Depreciation	188,000	18,000	206,000
Income before income taxes	1,156,000	331,000	1,487,000
Segment assets	20,210,000	4,798,000	25,008,000
Fixed asset additions	1,049,000	27,000	1,076,000

Nine months ended March 31, 2004

	Geophysical Equipment	Industrial Products	Total
Sales	$8,576,000	$2,252,000	$10,828,000
Interest income	12,000	—	12,000
Depreciation	181,000	22,000	203,000
Income before income taxes	821,000	357,000	1,178,000
Segment assets	17,929,000	4,730,000	22,659,000
Fixed asset additions	72,000	19,000	91,000

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

A summary of the Stock Option Plan changes during the nine month period ended March 31, 2005 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2004	335,000	$3.20
Granted	—	—
Exercised	(12,000)	$4.14
Expired	—	—

Outstanding at March 31, 2005	323,000	$3.16

Note 9 – Contingencies

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business. The Company is not aware of any material current or pending claims or litigation, other than the matter described in Part II, Item 1 of this Form 10-Q.

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. During fiscal 2003, despite high oil and gas prices, the energy industry became increasingly more cautious on exploration spending causing an industry-wide slowdown in marine seismic activity. Due to this slowdown, marine seismic contractors significantly reduced the size of their fleets which, in turn, resulted in lower sales of geophysical equipment, including the Company’s air guns and underwater connectors. Marine seismic exploration started to improve during fiscal 2004, and this improvement has continued into the first nine months of fiscal 2005. The continuing high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. The Company’s geophysical equipment sales increased 29% for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 and increased 50% for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Based on the level of shipments scheduled for the fourth quarter of fiscal 2005, management anticipates that this improvement will continue.

Sales in the industrial products segment improved by 4% during the first nine months of fiscal 2005 versus the comparable period of fiscal 2004. Sales for the quarter ended March 31, 2005 also improved by 4% versus the quarter ended March 31, 2004. With continued improvement in the U.S. economy, management believes that industrial products sales should continue to improve.

Liquidity and Capital Resources

As of March 31, 2005, the Company considers current cash and cash equivalent balances and projected cash flow from operations adequate to meet foreseeable operating needs.

Nine Months Ended March 31, 2005

At March 31, 2005, the Company had $3,364,000 in cash and cash equivalents. This amount is $953,000 or 40% higher than the amount of cash and cash equivalents at March 31, 2004. For the nine months ended March 31, 2005, cash and cash equivalents increased by $474,000 or 16% from the amount at June 30, 2004. For the nine months ended March 31, 2005, cash flow from operating activities after changes in working capital items was $1,526,000, primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories. Current liabilities at March 31, 2005 include a customer advance payment of $414,000 received in the third quarter of fiscal 2005.

For the nine months ended March 31, 2005, the Company used $1,076,000 for capital expenditures. Of this amount, $1,013,000 relates to the Company’s purchase of the property in Cypress, Texas where the Company’s subsidiary, A-G, is located. The purchase was completed during the quarter ended March 31, 2005. The property consists of approximately five acres and a 30,000 square foot building which was constructed in 1997. The remaining capital expenditures ($63,000) relate to new and replacement equipment. The Company estimates that capital expenditures for the fourth quarter of fiscal 2005 will not exceed $190,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At March 31, 2005 and June 30, 2004, the five customers with the highest balances due represented 49% and 40%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Nine Months Ended March 31, 2004

At March 31, 2004, the Company had $2,411,000 in cash and cash equivalents. For the nine months ended March 31, 2004, cash and cash equivalents increased by $489,000 or 25% from the amount at June 30, 2003. For the nine months ended March 31, 2004, cash flow from operating activities after changes in working capital items was $580,000 primarily due to net income adjusted for depreciation and deferred income taxes partially offset by higher accounts receivable and inventories.

For the nine months ended March 31, 2004, the Company used $91,000 for capital expenditures.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or special purpose entities and has not issued any guarantees, except for its guarantee of the Employment Agreement referred to in Part II, Item 5 of this Form 10-Q.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at March 31, 2005 and June 30, 2004.

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

Results of Operations

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

Sales for the nine months ended March 31, 2005 increased by $2,593,000 or 24% from the corresponding period last year. Sales of geophysical equipment increased by $2,504,000 or 29%, due primarily to higher sales of air gun replacement parts ($1,344,000) and underwater electrical connectors ($1,052,000), and the first sale of the Seismic Source Monitoring System (“SSMS”) ($300,000). The geophysical equipment sales increase for the nine months ended March 31, 2005 was partially offset by lower sales of complete energy source systems ($192,000). During the nine months ended March 31, 2004, the Company made its first sale of Annular Port Guns (“APG”) which totaled $594,000. During the nine months ended March 31, 2005, there were no sales of APG guns. Industrial products sales for the nine months ended March 31, 2005 increased by $89,000 or 4% compared to the nine months ended March 31, 2004, reflecting higher volume associated with improvement in the domestic economy.

Consolidated cost of sales as a percentage of consolidated sales was 60% for the nine months ended March 31, 2005 versus 58% for the nine months ended March 31, 2004. Cost of sales as a percentage of sales for the geophysical equipment segment was 60% for the nine months ended March 31, 2005 versus 58% for the nine months ended March 31, 2004. This increase was due to higher manufacturing costs (materials, compensation and overhead costs), especially in the air gun business, partially offset by the higher manufacturing efficiencies associated with the 29% sales increase. In January 2005, a 6% sales price increase was implemented for air gun products in response to such higher costs. Cost of sales as a percentage of sales for the industrial products segment increased from 57% for the nine months ended March 31, 2004 to 59% for the nine months ended March 31, 2005 primarily due to higher manufacturing costs (materials, compensation and overhead costs). In January 2005, a 5% price increase was implemented for the industrial products segment in response to such higher costs.

Research and development (“R&D”) costs for the nine months ended March 31, 2005 increased by $36,000 from the corresponding nine month period last year. The major portion of this increase relates to SSMS. SSMS is utilized to measure air gun depth, air pressure and “near field” energy output for each gun array, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company recorded its first sale of SSMS during the second quarter of fiscal 2005. The Company is currently working on more advanced stages of SSMS which will deliver further benefits to customers. In addition, the Company continues making refinements to its APG guns.

Selling, general and administrative expenses increased by $519,000 for the nine months ended March 31, 2005 from the nine months ended March 31, 2004 primarily due to higher professional fees ($103,000), compensation expense ($163,000), advertising and trade show expenses ($71,000) and bad debt expense ($49,000).

The provision for income taxes for the nine months ended March 31, 2005 was $516,000, an effective tax rate of 35%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the nine months ended March 31, 2004 was $414,000, an effective tax rate of 35%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales.

The above mentioned factors resulted in net income for the nine months ended March 31, 2005 of $971,000 compared to net income of $764,000 for the corresponding period last year.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Sales for the three months ended March 31, 2005 increased by $1,454,000 or 40% from the corresponding period last year. Sales of geophysical equipment increased by $1,419,000 or 50% due primarily to higher sales of complete energy source systems ($763,000), higher sales of air gun replacement parts ($266,000), and higher sales of underwater electrical connectors ($389,000). The sales increases in the geophysical equipment segment reflect the continuing increase in marine seismic activity. Industrial products sales for the three months ended March 31, 2005 increased by $35,000 or 4% compared to the three months ended March 31, 2004, primarily reflecting higher volume.

Consolidated cost of sales as a percentage of consolidated sales was 61% for the three months ended March 31, 2005 versus 59% for the three months ended March 31, 2004. Cost of sales as a percentage of sales for the geophysical equipment segment was 60% for the three months ended March 31, 2004 and increased to 62% for the three months ended March 31, 2005. This increase was due to higher manufacturing costs (materials, labor and overhead costs), especially in the air gun business, partially offset by higher manufacturing efficiencies associated with the 50% increase in sales and a 6% sales price increase implemented in January 2005 for air gun products as a result of these higher costs. Cost of sales as a percentage of sales for the industrial products segment decreased from 56% for the three months ended March 31, 2004 to 54% for the three months ended March 31, 2005, primarily due to the 5% price increase implemented in January 2005 and higher efficiencies associated with the 4% sales increase, partially offset by higher manufacturing costs (materials and labor).

R&D costs for the three months ended March 31, 2005 decreased by $1,000 from the corresponding three month period last year. During the quarters ended March 31, 2005 and 2004, the amount of R&D expenditures for each of the Company’s two major product development projects underway, SSMS and APG guns, remained relatively unchanged.

Selling, general and administrative expenses increased by $120,000 for the three months ended March 31, 2005 from the three months ended March 31, 2004 primarily due to higher compensation expense ($92,000), advertising and trade show expenses ($12,000) and bad debt expense ($14,000).

The provision for income taxes for the three months ended March 31, 2005 was $215,000, an effective tax rate of 31%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit for increased export sales and an increase in the state deferred income tax asset partially offset by currently payable state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for the three months ended March 31, 2004 was $120,000, an effective tax rate of 38%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales.

The above mentioned factors resulted in net income for the three months ended March 31, 2005 of $483,000 compared to net income of $198,000 for the corresponding period last year.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, management established an inventory valuation reserve. The inventory valuation reserve is a significant estimate made by management and the actual results may differ from this estimate and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At March 31, 2005 and June 30, 2004, approximately $1,894,000 and $1,828,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In many instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At March 31, 2005 and June 30, 2004, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,268,000 and $1,179,000, respectively. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed of. During the nine month period ended March 31, 2005, the inventory valuation reserve increased by $38,000, which included the scrapping or disposing of previously reserved items which had a cost of $6,000. In addition, during the nine month period ended March 31, 2005, the inventory valuation reserve was increased by $44,000 due to a higher amount of slow moving and obsolete inventory.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2005 and June 30, 2004 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax assets decreased by $251,000 from $444,000 at June 30, 2004 to $193,000 at March 31, 2005, reflecting principally the utilization of the net operating loss carry-forward ($123,000) and amortization of goodwill for tax purposes ($73,000).

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

Goodwill represents approximately 44% of the Company’s total assets at March 31, 2005 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

Recent Accounting Developments

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. If the fair value of such liability can be reasonably estimated, such liability should be recognized when incurred, which is generally upon acquisition, construction, development or through the normal operation of the asset. Uncertainty about the timing of the conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and December 31, 2005 for calendar year entities. Management believes that FIN 47 will not have an impact on the Company’s consolidated financial statements because the Company does not engage in conditional asset retirement obligations.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” by providing clarification on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Paragraph 5 of ARB No. 43, Chapter 4, stipulated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” SFAS 151 requires that these items be handled as current period charges regardless of whether they meet the criterion of “so abnormal.” SFAS 151 also requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Management believes that the adoption of this standard will have no impact on the Company’s consolidated financial statements because it is already in compliance with this new standard.

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

Pro forma disclosure of the cost of employee share payments is no longer an alternative. SFAS 123 Revised is effective in the first interim period or annual reporting period beginning after June 15, 2005. The Company believes that SFAS 123 Revised will currently have no impact on the Company’s consolidated financial statements because under the terms of the existing stock option plan, no options can be granted subsequent to June 30, 2003 and all options were fully vested as of June 30, 2004. Should the Company provide share based payments in the future, however, the Company will have to fair value these awards and recognize this cost in its consolidated financial statements in accordance with the requirements of SFAS 123 Revised.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”). The guidance in APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets which should be based on the recorded amount of assets exchanged. SFAS 153 eliminates the foregoing narrow exception and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges consummated in fiscal periods beginning after June 15, 2005. Management believes that SFAS 153 will not have an impact on the Company’s consolidated financial statements because the Company does not engage in nonmonetary asset exchanges.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On February 17, 2005, the Company received a notice of an alleged patent infringement pertaining to one of the Company’s products. The Company responded to the notice and was subsequently advised that on February 16, 2005, the claimant, Sercel, Inc., filed a civil action for patent infringement against the Company in the U.S. District Court for the Southern District of Texas, Houston Division. The complaint has not yet been served upon the Company. The complaint seeks injunctive relief, compensatory and other damages, attorneys fees and costs, interest and other relief the court deems appropriate. The Company believes the patent infringement claim is without merit and, if served with the complaint, intends to defend vigorously.

Item 5 – Other Information

An Employment Agreement between A-G and Michael Hedger, President of A-G, expired on June 30, 2004. A-G and Mr. Hedger have entered into a new Employment Agreement, dated May 13, 2005 and effective as of July 1, 2004, for a three-year period ending on June 30, 2007.

Item 6 – Exhibits

Exhibits

10.10	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: May 16, 2005	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2005	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement for the Acquisition of A-G Geophysical Products, Inc. by Bolt Technology Corporation from Albert H. Gerrans, Jr., Stephen Clay and Robert Bernard dated as of April 20, 1999 (incorporated by reference to Exhibit 2.1 to Form 10-K for the year ended June 30, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).

10.2	Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation. (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended June 30, 2004).

10.3	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001).

10.4	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).

10.5	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).

10.6	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.7	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.8	Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (previously filed as Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).

10.9	Letter dated February 11, 2005 exercising the option to purchase the property specified in the Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (previously filed as Exhibit 10.2 to Form 10-K for the year ended June 30, 2004).

10.10	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005.*

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	filed herewith