Form 10-K
period 2005-06-30
BOLT TECHNOLOGY CORP
filed 2005-09-28
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates on December 31, 2004: $24,808,000.

As of September 20, 2005 there were 5,435,960 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2005 Annual Meeting, which will be filed no later than 120 days after

June 30, 2005, are incorporated by reference in Part III to the extent stated in this report.

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

In fiscal 2000, the Company completed the initial development of its Annular Port Air Gun (“APG Gun”). The APG Gun design provides significant improvements in both operating efficiency and acoustic output. The principal feature of the APG Gun is an annulus containing the air chamber and shuttle valve surrounding a hollow passage through which air supply hoses and electrical control cables are routed. This configuration permits the implementation of simplified multi-gun arrays that produce less towing drag while being easier to deploy and retrieve than conventional air gun arrays. Significant improvements in operating efficiency are also achieved by shielding fragile hoses and cables from the effects of the high pressure air blast released from the air gun. The APG Guns are being utilized for reservoir management purposes in 4-D seismic surveys in existing oil and gas fields. 4-D seismic surveys consist of a series of 3-D seismic surveys conducted over an identical survey line utilizing a grid of permanently implanted seismic sensors on the ocean bottom. Comparing the results of these time-lapse surveys allows reservoir engineers to more effectively target additional production drilling sites and manage production over the life of the field. In fiscal 2001 through fiscal 2003, the Company continued to test and refine the APG Gun technology, and in late fiscal 2003 the Company received the first order for APG Guns, which were shipped in the first quarter of fiscal 2004. The Company’s second order for APG Guns was received in fiscal 2005 and will be shipped in fiscal 2006. These APG Guns will be used for conventional marine seismic surveys.

The Company sells various models of air guns that typically range in price from $7,000 to $26,000. A majority of the air guns sold are priced in the $10,000 range. A significant source of the Company’s revenue comes from the sale of replacement parts for the Company’s air guns.

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

In fiscal 2004, the Company completed development of stage one of its digital Seismic Source Monitoring System (“SSMS”). SSMS will be utilized by marine seismic contractors to measure air gun depth, air pressure, and “near field” energy output for each gun array to enhance the accuracy and therefore the usefulness of 3-D seismic survey data. The first sale of SSMS was made in fiscal 2005. Based on the interest of potential customers, the Company currently anticipates further sales of this product in fiscal 2006.

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

Long-Lived Assets

Long-lived assets consist of the following: property, plant and equipment; goodwill; and other non-current assets. All of the Company’s long-lived assets are located in the U.S. As of June 30, 2005, 2004 and 2003, the Company’s long-lived assets totaled $12,962,000, $12,043,000 and $12,105,000, respectively.

Foreign Sales

During fiscal 2005, 2004 and 2003, approximately 48%, 56% and 46%, respectively, of the Company’s sales were derived from customers outside the United States. See Note 9 to the Consolidated Financial Statements for information regarding the geographic distribution of sales.

Backlog

Geophysical Equipment

Because of the short period between order and shipment dates for the principal portion of geophysical equipment sales, the dollar amount of current backlog is not considered to be a reliable indication of future sales.

Industrial Products

As of June 30, 2005, we had an order backlog of $1,198,000 as compared to $741,000 at June 30, 2004. This increase reflects the continuing improvement in the U.S. economy. We estimate that substantially all of the backlog as of June 30, 2005 will be shipped during the fiscal year ending June 30, 2006.

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

Research and Development

Our ability to compete successfully depends upon, among other things, the development of new products as well as the improvement of the technical capabilities of our existing products. During the fiscal years 2005, 2004 and 2003, we spent $271,000, $208,000 and $206,000, respectively, to develop new products and to upgrade existing products. The Company’s primary research and development efforts over the last three years have been focused on the development and field testing of SSMS and the APG Gun.

Employees

As of June 30, 2005, we employed 86 people on a full-time basis, all of whom are employed in the United States. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that relations with employees are good.

Manufacturing and Raw Materials

The Company manufactures and assembles its geophysical equipment in Norwalk, Connecticut and Cypress, Texas and manufactures its industrial products in North Haven, Connecticut. Our manufacturing and assembly operations consist of machining or molding the necessary components and assembling and testing the final product. We maintain adequate levels of inventory to enable us to satisfy customer requirements within a short amount of time. The raw materials used in our products, sourced from multiple suppliers, are generally in adequate supply. For some marine air gun orders, we occasionally supply auxiliary equipment such as compressors, air gun controllers or towing equipment manufactured by others. We have not experienced any supply problems with respect to these auxiliary items. Because we manufacture based on customer orders, we do not generally maintain inventory of fully assembled finished products. We consider our practices to be consistent with industry practice.

Regulatory Matters

We believe that we are currently in compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not resulted in significant expense in the past, and we do not foresee the need for substantial expenditures to ensure compliance with such laws and regulations as they currently exist.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks and other measures. We currently own 15 patents relating to the manufacture of our products, with expiration dates from 2005 to 2020. Most of these patents are United States patents. These patents have been of value in the growth of our business and may continue to be of value in the future. However, we believe our business is not primarily dependent upon patent protection, and therefore the expiration of our patents would not have a material adverse effect on our business.

Major Customers

Geophysical Equipment

Historically, a significant portion of our sales has been attributable to a few large customers. In fiscal 2005, WesternGeco LLC (“Western”), Veritas DGC, Inc. (“Veritas”) and Compagnie Generale de Geophysique (“CGG”) accounted for 14%, 11% and 8% of consolidated sales, respectively. In fiscal 2004, Western, Veritas and CGG accounted for 7%, 10% and 9% of consolidated sales, respectively. The loss of Western, Veritas or CGG as a customer or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Industrial Products

No customer accounted for more than 10% of consolidated revenue in fiscal year 2005.

ITEM 2. Properties

The following table sets forth certain information with respect to the Company’s principal properties, all of which are leased, except for the Cypress, Texas facility, which is owned.

Location	Nature of Property	Approximate Area (Sq. Feet)	Expiration Date of Lease

Norwalk, Connecticut	Manufacturing	21,600	2008
Norwalk, Connecticut	Administration/Engineering/Sales	6,600	2008
Houston, Texas	Sales Office	150	2006
North Haven, Connecticut	Administration/Manufacturing	6,500	2009
Cypress, Texas	Administration/Manufacturing	30,000	Owned

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

The building located in Cypress, Texas was leased until April 2005, when the Company exercised its option to purchase the facility for $1,000,000.

ITEM 3. Legal Proceedings

The Company is not aware of any material pending litigation or proceedings to which it or any of its subsidiaries are a party or to which any of its properties are subject. With regard to the alleged patent infringement matter reported in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the Company has been informed that the claimant will not be effecting service of its complaint.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed on the American Stock Exchange under the symbol “BTJ.” The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated:

Fiscal 2005	High	Low
First Quarter	$4.73	$3.60
Second Quarter	5.25	3.80
Third Quarter	6.80	4.85
Fourth Quarter	6.80	5.16

Fiscal 2004	High	Low
First Quarter	$4.70	$3.25
Second Quarter	4.30	3.71
Third Quarter	4.67	3.65
Fourth Quarter	4.70	3.67

The number of stockholders of record at September 13, 2005 was 252. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

We have not paid a dividend since 1985. We do not intend to pay cash dividends on our Common Stock in the foreseeable future. Any decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors that the Board of Directors may deem relevant.

Employee stock options to purchase an aggregate of 12,000 shares of Common Stock were exercised in November 2004, and employee stock options to purchase 6,025 shares of Common Stock were exercised in April 2005. The stock options were granted under the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan. These shares were acquired pursuant to cash and cashless exercises which resulted in exercising optionees receiving an aggregate of 9,603 shares of Common Stock. The Company received aggregate cash consideration of approximately $24,000 in connection with these option exercises. The issuance of the Common Stock was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act.

The Company did not make any repurchases of the Company’s equity securities during the fourth quarter of fiscal 2005.

Equity Compensation Plan Information

The following table sets forth aggregate information for the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan, which is the Company’s only equity compensation plan in effect as of June 30, 2005, and which has been approved by the Company’s stockholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	311,975	$3.17	—
Equity compensation plans not approved by security holders	—	—	—
Total	311,975	$3.17	—

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

	Years Ended June 30,
(In thousands, except per share amounts)	2005	2004	2003	2002	2001
Income Statement Data:
Sales	$18,796	$14,806	$10,842	$17,991	$15,496

Costs and expenses:
Cost of sales	10,973	9,135	7,116	9,967	8,912
Research and development	271	208	206	253	271
Selling, general and administrative	5,099	4,170	3,873	4,520	4,250
Amortization of goodwill	—	—	—	—	660
Interest expense (income), net	(47)	(15)	(18)	162	332

	16,296	13,498	11,177	14,902	14,425

Income (loss) before income taxes	2,500	1,308	(335)	3,089	1,071
Provision (benefit) for income taxes	841	455	(174)	1,218	675

Net income (loss)	$1,659	$853	$(161)	$1,871	$396

Per Share Data:
Earnings (loss) per common share:
Basic	$0.31	$0.16	$(0.03)	$0.35	$0.07
Diluted	$0.30	$0.16	$(0.03)	$0.35	$0.07
Average number of common shares outstanding:
Basic	5,419	5,414	5,414	5,412	5,409
Diluted	5,533	5,489	5,414	5,416	5,414
Financial Data:
Working capital	$10,450	$9,330	$8,331	$8,479	$5,572
Total assets	27,316	22,574	21,776	22,860	24,734
Current portion of long-term debt	—	—	—	—	3,600
Long-term debt	—	—	—	—	—
Stockholders’ equity	23,075	21,392	20,539	20,700	18,829
Cash dividends paid	—	—	—	—	—

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. During fiscal 2003, despite high oil and gas prices, the energy industry became increasingly cautious on marine seismic exploration spending, causing an industry-wide slowdown in marine seismic activity. Due to this slowdown, marine seismic contractors significantly reduced the size of their fleets which, in turn, resulted in lower sales of geophysical equipment, including the Company’s air guns and underwater connectors. Marine seismic exploration started to improve during fiscal 2004, and this improvement has continued throughout fiscal 2005. The continuing high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves has caused an increased demand for marine seismic surveys. As a result, geophysical equipment sales increased 32% for the year ended June 30, 2005 compared to the year ended June 30, 2004. Based on the level of scheduled shipments and customer inquiries, the Company anticipates that this improvement will continue into fiscal 2006.

Sales in the industrial products segment increased by 6% for the year ended June 30, 2005 compared to the year ended June 30, 2004. With continuing improvement in the U.S. economy, the Company anticipates that industrial products sales should increase in fiscal 2006.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet continued to strengthen in fiscal 2005. Working capital at June 30, 2005 increased by 12% from working capital at June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005, the Company believes that current cash and cash equivalent balances and projected cash flow from operations are adequate to meet foreseeable operating needs.

Year Ended June 30, 2005

At June 30, 2005, the Company had $3,654,000 in cash and cash equivalents. For the year ended June 30, 2005, cash and cash equivalents increased by $764,000. Cash flow from operating activities after changes in operating assets and liabilities was $1,978,000 for the year ended June 30, 2005, primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories.

For the year ended June 30, 2005, the Company used $1,238,000 for capital expenditures funded from operating cash flow. Of this amount, $1,013,000 relates to the Company’s exercise of the option to purchase the land and building in Cypress, Texas used by A-G. The remainder of the capital expenditures relates to equipment purchases in the ordinary course of business. The Company estimates that capital expenditures for fiscal year 2006 will be approximately $200,000. The Company expects to fund these capital expenditures from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s geophysical equipment sales, the consolidated accounts receivable balance tends to be concentrated in a small number of customers. At June 30, 2005 and 2004, the five customers with the highest balances due represented 69% and 40%, respectively, of the accounts receivable balances on those dates.

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

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2005 and 2004. The Company is obligated for minimum lease payments as of June 30, 2005 under several operating leases for its facilities as follows:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$902,000	$334,000	$532,000	$36,000	—

Such amounts are exclusive of any “additional rent” for taxes, utilities or similar charges, under triple net leases. See Note 8 to the Consolidated Financial Statements under “Lease Commitments” for further information regarding future payments and other information relating to such leases.

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

Results of Operations

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Sales for the year ended June 30, 2005 increased by $3,990,000 or 27% from the year ended June 30, 2004. Sales of geophysical equipment increased by $3,808,000 or 32% due primarily to higher: (a) air gun system sales ($416,000), (b) sales of air gun replacement parts ($1,866,000), and (c) sales of underwater electrical connectors ($1,226,000). Industrial products sales for the year ended June 30, 2005 increased by $182,000 or 6% compared to the year ended June 30, 2004, reflecting higher volume associated with improvement in the domestic economy.

Consolidated cost of sales as a percentage of consolidated sales was 58% for the year ended June 30, 2005 versus 62% for the year ended June 30, 2004. Cost of sales as a percentage of sales for the geophysical segment decreased from 63% for the year ended June 30, 2004 to 59% for the year ended June 30, 2005, due primarily to: (a) higher manufacturing efficiencies associated with the 32% sales increase, (b) a smaller addition to the inventory valuation reserve in fiscal 2005, and (c) the implementation of a 6% price increase in January 2005. Cost of sales as a percentage of sales for the industrial products segment was 56% for the year ended June 30, 2005, unchanged from the year ended June 30, 2004. Although manufacturing costs increased in the industrial products segment, such increase was offset by a 5% price increase effective January 2005 and higher manufacturing efficiencies associated with the 6% sales increase in fiscal 2005.

Research and development (“R&D”) costs for the year ended June 30, 2005 increased by $63,000 or 30% from the year ended June 30, 2004. The major portion of the R&D cost increase relates to the Company’s Seismic Source Monitoring System (“SSMS”). SSMS is utilized to measure air gun depth, air pressure and “near field” energy output for each gun array, enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company is currently working on more advanced stages of SSMS that will deliver further benefits to customers.

Selling, general and administrative expenses increased by $929,000 or 22% for the year ended June 30, 2005 from the year ended June 30, 2004 due primarily to higher: (a) compensation expense ($391,000), (b) professional fees ($112,000), (c) advertising and trade show expenses ($74,000) and (d) bad debt expense ($68,000).

The Company conducted, with the assistance of an independent valuation firm, an annual impairment test of goodwill balances as of July 1, 2005 and 2004. The results of these tests indicated that there was no impairment of the June 30, 2005 and 2004 goodwill balances.

The provision for income taxes for the year ended June 30, 2005 was $841,000, an effective tax rate of 34%, which was the same as the federal statutory rate of 34%, primarily due to the effect of state income taxes and nondeductible expenses, fully offset by exempt income relating to foreign sales. The provision for income taxes for the year ended June 30, 2004 was $455,000, an effective tax rate of 35%, which was higher than the federal statutory rate of 34%, primarily due to the effect of state income taxes and nondeductible expenses, partially offset by exempt income relating to foreign sales.

The above-mentioned factors resulted in a net income for the year ended June 30, 2005 of $1,659,000 compared to net income of $853,000 for the year ended June 30, 2004.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Sales for the year ended June 30, 2004 increased by $3,964,000 or 37%, from the year ended June 30, 2003. Sales of geophysical equipment increased by $3,611,000 or 44%, primarily due to several complete energy source systems sales of traditional guns which amounted to $2,243,000 and the first sale of the Company’s Annular Port Guns which amounted to $594,000. The remainder of the increase was attributable to higher sales of air gun replacement parts and underwater electrical connectors reflecting increased marine seismic activity. In contrast, sales of complete energy source systems sales during year ended June 30, 2003 amounted to only $395,000. Industrial products sales for the year ended June 30, 2004 increased by $353,000 or 13% from the year ended June 30, 2003, primarily reflecting higher volume associated with the gradual improvement in the domestic economy and the addition of new customers.

Consolidated cost of sales as a percentage of consolidated sales was 62% for the year ended June 30, 2004 versus 66% for the year ended June 30, 2003. Cost of sales as a percentage of sales for the geophysical segment decreased from 69% for the year ended June 30, 2003 to 63% for the year ended June 30, 2004, due primarily to higher manufacturing efficiencies associated with the 44% sales increase. Increases to the inventory valuation reserve in fiscal 2004 and 2003 were $243,000 and $282,000, respectively. These amounts were charged to cost of sales. Cost of sales as a percentage of sales for the industrial products segment increased from 55% for the year ended June 30, 2003 to 56% for the year ended June 30, 2004, due primarily to higher compensation costs.

Research and development expense in fiscal 2004 was $2,000 more than in the prior fiscal year, reflecting work on the development of a new product, the SSMS, and a reduction in spending on the Annular Port Gun project.

Selling, general and administrative expenses increased by $297,000 or 8% for the year ended June 30, 2004 versus the year ended June 30, 2003, primarily due to increased bad debt expense ($121,000) and higher professional fees ($99,000). Higher professional fees relate primarily to costs associated with the Securities and Exchange Commission’s informal inquiry.

The Company conducted, with the assistance of an independent valuation firm, an annual impairment test of goodwill balances as of July 1, 2004 and 2003. The results of these tests indicated that there was no impairment of the June 30, 2004 and 2003 goodwill balances.

The provision for income taxes for the year ended June 30, 2004 was $455,000, an effective tax rate of 35%, which was higher than the federal statutory rate of 34%, primarily due to the effect of state income taxes and nondeductible expenses, partially offset by exempt income relating to foreign sales. The provision for income taxes for the year ended June 30, 2003 was a benefit of $174,000, reflecting a loss before income taxes of $335,000 and an increase in net deferred tax assets partially offset by state income taxes.

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

Based on this definition, the Company’s most critical policies include: revenue recognition; recording of inventory reserves; deferred taxes; and the potential impairment of goodwill. These policies are discussed below. The Company also has other key accounting policies, including the establishment of bad debt reserves. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or that it is less likely that they would have a material impact on the Company’s reported results of operations for a given period. See Note 1 to the Company’s Consolidated Financial Statements for additional information. Revenue recognition was previously considered a key accounting policy but not a critical accounting policy. The Company, however, has concluded that it is appropriate to categorize revenue recognition as a critical accounting policy because recent foreign customer transactions have required the exercise of considerable subjective judgment.

Although the Company believes that its estimates and assumptions are reasonable, these are based upon information available at the end of each reporting period and involve inherent risks and uncertainties. Actual results may differ significantly from the Company’s estimates and its estimates could be different using different assumptions or conditions.

Revenue Recognition

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria:

1.	Manufacturing products based on customer specifications.

2.	Delivering product to the customer before the close of the reporting period, whereby delivery results in the transfer of ownership risk to the customer.

3.	Establishing a set sales price with the customer.

4.	Collecting the sales revenue from the customer is reasonably assured.

5.	No significant contingencies exist.

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonably supportable sales forecasts, management establishes an inventory valuation reserve. The inventory valuation reserve is a significant estimate made by management. The actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At June 30, 2005 and 2004, approximately $1,944,000 and $1,828,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In many instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At June 30, 2005, the cost of inventory which has more than a five-year supply on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,422,000. Management nevertheless believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed of. During the fiscal year ended June 30, 2005, the inventory valuation reserve was increased by $127,000. In addition, during fiscal 2005 the Company scrapped or disposed of items which had a cost of $6,000. The inventory valuation reserve balance and activity information is presented in Schedule II-Valuation and Qualifying Accounts for fiscal years 2003, 2004 and 2005.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at June 30, 2005 and 2004, because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax assets decreased by $427,000 from $444,000 at June 30, 2004 to $17,000 at June 30, 2005 reflecting principally the utilization of the alternative minimum tax credit carry-forward ($272,000), utilization of the tax loss carry-forward ($123,000) and amortization of goodwill for tax purposes ($99,000), partially offset by an increase in the inventory valuation reserve of $47,000.

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2001, the initial test, and as of each July 1 thereafter through July 1, 2005. All five tests were conducted by management with the assistance of an independent valuation company, and the results of such tests indicated no impairment. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying value, the Company considers goodwill not to be impaired. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s method of determining the fair value of the Custom and A-G reporting units is to obtain from the valuation company an estimate of the fair value of these reporting units based on up to three different valuation approaches: (a) a capitalized cash flow method, (b) a market approach that gives consideration to the prices paid for publicly traded stocks, and (c) a projected net income approach that examines the projected net income of certain publicly traded stocks and determines a multiple of earnings that the valuation specialist believes should be applied to the business unit’s estimated earnings.

The Company reviewed the estimated fair values utilizing each of the above approaches, and in each of the five annual tests performed, utilized the discounted cash flow method when reviewing for impairment. The results of the other methods were also generally consistent with the Company’s conclusion that goodwill was not impaired. The Company also compared the values from the above approaches to the market capitalization of the Company (including the Bolt unit that has no goodwill reflected in the financial statements) to provide an overall test to ascertain the reasonableness of the approach used. At all annual impairment test dates except July 1, 2003, the Company’s market capitalization exceeded the carrying value of stockholders’ equity at the impairment test date. At July 1, 2003, the Company’s market capitalization was less than the Company’s stockholders’ equity, however this condition was reversed by August 2003 when the market price of the Company’s stock increased.

Goodwill represents approximately 40% of the Company’s total assets at June 30, 2005, and is thus a significant estimate made by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago. See Notes 1 and 2 to the Company’s Consolidated Financial Statements for additional information concerning goodwill.

Recent Accounting Developments:

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires that voluntary changes in accounting principle be applied retrospectively to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine either the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of applying the new accounting principle to all prior periods, SFAS 154 requires that the new principle be applied prospectively from the earliest date practicable. APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also applies to changes in accounting principle required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. If the pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires that retrospective application be limited to the “direct” effects of the change. “Indirect” effects of a change in accounting principle, such as the impact on a profit sharing contribution or bonus, should be recognized in the period of the accounting change. SFAS 154 requires that a change in depreciation or amortization of long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 leaves unchanged many of the requirements of APB 20, including those relating to the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. In addition, SFAS 154 leaves unchanged the requirements of SFAS 3 relating to the reporting of accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is allowed for accounting changes and corrections of errors made in fiscal years beginning after the date of the Statement. The provisions of SFAS 154 will have an impact on the Company’s financial statements in the future should there be voluntary changes in accounting principles.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. If the fair value of such liability can be reasonably estimated, such liability should be recognized when incurred, which is generally upon acquisition, construction, development or through the normal operation of the asset. Uncertainty about the timing of the conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and December 31, 2005 for calendar year entities. The Company believes that FIN 47 will not have an impact on the Company’s consolidated financial statements because the Company does not engage in conditional asset retirement obligations.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123 Revised”). SFAS 123 Revised is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 Revised also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123 Revised is similar in most respects to the approach described in SFAS 123. A key requirement of SFAS 123 Revised is that all share-based payments to employees, including stock option grants, be recognized in the income statement based on their fair values. Pro forma disclosure of the cost of employee share payments is no longer an alternative. SFAS 123 Revised is effective in the first interim period or annual reporting period beginning after June 15, 2005. The Company believes that SFAS 123 Revised will currently have no impact to the Company’s consolidated financial statements because under the terms of the Company’s existing stock option plan, no options can be granted subsequent to June 30, 2003 and all options were fully vested as of June 30, 2004. Should the Company provide share based payments in the future, however, the Company will have to fair value these awards and recognize this cost in its consolidated financial statements in accordance with the requirements of SFAS 123 Revised.

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” by providing clarification on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Paragraph 5 of ARB No. 43, Chapter 4, stipulated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges….” SFAS 151 requires that these items be handled as current period charges regardless of whether they meet the criterion of “so abnormal.” SFAS 151 also requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company believes that the adoption of this standard will have no impact on the Company’s consolidated financial statements because it is already in compliance with this new standard.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

The information required under this Item 8 is set forth on pages F-1 through F-20 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of June 30, 2005. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information as to directors and executive officers required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement relating to the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K (the “Definitive Proxy Statement”).

ITEM 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Definitive Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information under the caption “Equity Compensation Plan Information” under Part II, Item 5 of this Form 10-K and the information appearing under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Definitive Proxy Statement.

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

(b)	Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement for the Acquisition of A-G Geophysical Products, Inc. by Bolt Technology Corporation from Albert H. Gerrans, Jr., Stephen Clay and Robert Bernard dated as of April 20, 1999 (incorporated by reference to Exhibit 2.1 to Form 10-K for the year ended June 30, 2004.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended June 30, 2004).

10.3	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001).†

10.4	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.5	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).†

10.6	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.7	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.8	Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.9	Letter dated February 11, 2005 exercising the option to purchase the property specified in the Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended December 31, 2004).

10.10	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005.†

16.1	Letters regarding Change in Accountants (incorporated by reference to Exhibit 16.1 to Form 8-K and Form 8-K/A, each dated March 19, 2003).

21.	Subsidiaries of the Registrant.*

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	filed herewith
†	Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: September 28, 2005	By:	/s/ Raymond M. Soto
Raymond M. Soto
(Chairman of the Board, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond M. Soto (Raymond M. Soto)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2005

/s/ Joseph Espeso (Joseph Espeso)	Senior Vice President - Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 28, 2005

/s/ Kevin M. Conlisk (Kevin M. Conlisk)	Director	September 28, 2005

/s/ Michael H. Flynn (Michael H. Flynn)	Director	September 28, 2005

/s/ George R. Kabureck (George R. Kabureck)	Director	September 28, 2005

/s/ Joseph Mayerick, Jr. (Joseph Mayerick, Jr.)	Director	September 28, 2005

/s/ Stephen F. Ryan (Stephen F. Ryan)	Director	September 28, 2005

/s/ Gerald H. Shaff (Gerald H. Shaff)	Director	September 28, 2005

/s/ Gerald A. Smith (Gerald A. Smith)	Director	September 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bolt Technology Corporation

Norwalk, Connecticut

We have audited the consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income (loss) and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule for each of the three years in the period ended June 30, 2005, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule for each of the three years in the period ended June 30, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
August 23, 2005

Bolt Technology Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$3,654,000	$2,890,000
Accounts receivable, less allowance for uncollectible accounts of $72,000 in 2005 and $60,000 in 2004	3,043,000	2,336,000
Inventories	7,141,000	4,687,000
Deferred income taxes	354,000	425,000
Other current assets	162,000	174,000

Total current assets	14,354,000	10,512,000

Property, Plant and Equipment:
Land	253,000	—
Buildings	760,000	—
Leasehold improvements	348,000	351,000
Machinery and equipment	6,359,000	6,131,000

	7,720,000	6,482,000
Less accumulated depreciation	(5,905,000)	(5,621,000)

	1,815,000	861,000
Goodwill, net	11,042,000	11,084,000
Deferred Income Taxes	—	19,000
Other Assets	105,000	98,000

Total assets	$27,316,000	$22,574,000

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,100,000	$461,000
Accrued expenses	1,042,000	666,000
Income taxes payable	348,000	55,000
Customer deposit	414,000	—

Total current liabilities	3,904,000	1,182,000

Deferred Income Taxes	337,000	—

Total liabilities	4,241,000	1,182,000

Stockholders’ Equity:
Common stock, no par value, authorized 9,000,000 shares; issued and outstanding 5,423,960 in 2005 and 5,414,357 in 2004	26,176,000	26,152,000
Accumulated deficit	(3,101,000)	(4,760,000)

Total Stockholders’ Equity	23,075,000	21,392,000

Total liabilities and stockholders’ equity	$27,316,000	$22,574,000

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

	For the Years Ended June 30,
	2005	2004	2003
Revenues:
Sales	$18,796,000	$14,806,000	$10,842,000

Costs and Expenses:
Cost of sales	10,973,000	9,135,000	7,116,000
Research and development	271,000	208,000	206,000
Selling, general and administrative	5,099,000	4,170,000	3,873,000
Interest income	(47,000)	(15,000)	(18,000)

	16,296,000	13,498,000	11,177,000

Income (loss) before income taxes	2,500,000	1,308,000	(335,000)
Provision (benefit) for income taxes	841,000	455,000	(174,000)

Net income (loss)	$1,659,000	$853,000	$(161,000)

Earnings (loss) per share:
Basic	$0.31	$0.16	$(0.03)
Diluted	$0.30	$0.16	$(0.03)

Average number of common shares outstanding:
Basic	5,418,952	5,414,357	5,414,357
Diluted	5,533,382	5,488,510	5,414,357

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$1,659,000	$853,000	$(161,000)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	284,000	279,000	281,000
Deferred income taxes	469,000	415,000	(194,000)

	2,412,000	1,547,000	(74,000)
Change in operating assets and liabilities:
Accounts receivable	(707,000)	(641,000)	1,814,000
Inventories	(2,454,000)	269,000	(344,000)
Other assets	5,000	(30,000)	(79,000)
Accounts payable	1,639,000	(19,000)	(15,000)
Accrued expenses	376,000	(19,000)	(737,000)
Income taxes payable	293,000	(17,000)	(46,000)
Customer deposit	414,000	—	—

Net cash provided by operating activities	1,978,000	1,090,000	519,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,238,000)	(122,000)	(71,000)

Net cash used in investing activities	(1,238,000)	(122,000)	(71,000)

Cash Flows From Financing Activities:
Exercise of stock options	24,000	—	—

Net cash provided by financing activities	24,000	—	—

Net increase in cash	764,000	968,000	448,000
Cash and cash equivalents at beginning of year	2,890,000	1,922,000	1,474,000

Cash and cash equivalents at end of year	$3,654,000	$2,890,000	$1,922,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$79,000	$63,000	$65,000
Non-cash transactions:
Transfer of inventory to property, plant and equipment	$—	$122,000	$—

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Note 1 – Description of Business and Significant Accounting Policies

The Company consists of three operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Custom Products Corporation (“Custom Products”). Bolt and A-G are in the “geophysical equipment” segment. Bolt manufactures and sells marine seismic energy sources (air guns) and replacement parts, and A-G manufactures and sells underwater cables, connectors, hydrophones and seismic source monitoring systems. Custom Products, which is in the “industrial products” segment, manufactures and sells miniature industrial clutches and brakes and sells sub-fractional horsepower electrical motors.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 15 to 30 years for buildings, over the term of the lease for leasehold improvements and 5 to l0 years for machinery and equipment. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Goodwill and Other Long-Lived Assets:

Goodwill represents the excess cost over the value of net tangible and intangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at June 30, 2005 and 2004 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also required an initial goodwill impairment test in the year of adoption and annual impairment tests thereafter. The initial impairment test of the goodwill balance as of July 1, 2001 and annual impairment tests of the goodwill balance each July 1 thereafter, including July 1, 2005, were conducted and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 2 to Consolidated Financial Statements for additional information concerning goodwill.

The Company’s other long-lived assets consist of property, plant and equipment and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of June 30, 2005 and 2004 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

Revenue Recognition and Warranty Costs:

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria:

1.	Manufacturing products based on customer specifications.

2.	Delivering product to the customer before the close of the reporting period, whereby delivery results in the transfer of ownership risk to the customer.

3.	Establishing a set sales price with the customer.

4.	Collecting the sales revenue from the customer is reasonably assured.

5.	No significant contingencies exist.

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

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

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

Had compensation cost for stock options granted been determined in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, net income (loss) and earnings (loss) per share would have been as follows:

	Years Ended June 30,
	2005	2004	2003
Net income (loss), as reported	$1,659,000	$853,000	$(161,000)

Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	—	101,000	71,000

Net income (loss), pro forma	$1,659,000	$752,000	$(232,000)

Basic earnings (loss) per share:

As reported	$0.31	$0.16	$(0.03)
Pro forma	$0.31	$0.14	$(0.04)

Diluted earnings (loss) per share:

As reported	$0.30	$0.16	$(0.03)
Pro forma	$0.30	$0.14	$(0.04)

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

	Years Ended June 30,
	2005	2004	2003
Net income (loss) available to common stockholders	$1,659,000	853,000	$(161,000)

Divided by:
Weighted average common shares	5,418,952	5,414,357	5,414,357
Weighted average common share equivalents	114,430	74,153	—

Total weighted average common shares and common share equivalents	5,533,382	5,488,510	5,414,357

Basic earnings (loss) per share	$0.31	$0.16	$(0.03)

Diluted earnings (loss) per share	$0.30	$0.16	$(0.03)

For the year ended June 30, 2005, the calculations include common share equivalents relating to all outstanding stock options because the average market price was higher than the exercise prices. For the year ended June 30, 2004, the calculations do not include options to acquire 28,000 shares, since their inclusion would have been anti-dilutive. For the year ended June 30, 2003, the effect of stock options was not included in the calculation because to do so would have been anti-dilutive.

Recent Accounting Developments:

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires that voluntary changes in accounting principle be applied retrospectively to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine either the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of applying the new accounting principle to all prior periods, SFAS 154 requires that the new principle be applied prospectively from the earliest date practicable.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also applies to changes in accounting principle required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. If the pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires that retrospective application be limited to the “direct” effects of the change. “Indirect” effects of a change in accounting principle, such as the impact on a profit sharing contribution or bonus, should be recognized in the period of the accounting change. SFAS 154 requires that a change in depreciation or amortization of long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 leaves unchanged many of the requirements of APB 20, including those relating to the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. In addition, SFAS 154 leaves unchanged the requirements of SFAS 3 relating to the reporting of accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is allowed for accounting changes and corrections of errors made in fiscal years beginning after the date of the Statement. The provisions of SFAS 154 will have an impact on the Company’s financials statements in the future should there be voluntary changes in accounting principles.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” which is an interpretation of SFAS Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. If the fair value of such liability can be reasonably estimated, such liability should be recognized when incurred, which is generally upon acquisition, construction, development or through the normal operation of the asset. Uncertainty about the timing of the conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and December 31, 2005 for calendar year entities. The Company believes that FIN 47 will not have an impact on the Company’s consolidated financial statements because the Company does not engage in conditional asset retirement obligations.

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

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” by providing clarification on the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Paragraph 5 of ARB No. 43, Chapter 4, stipulated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges….” SFAS 151 requires that these items be handled as current period charges regardless of whether they meet the criterion of “so abnormal.” SFAS 151 also requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Management believes that the adoption of this standard will have no impact on the Company’s consolidated financial statements because it is already in compliance with this new standard.

Note 2 – Goodwill

The composition of the net goodwill balance at June 30 is as follows:

	2005	2004
A-G (Geophysical Equipment Segment)	$7,679,000	$7,679,000
Custom Products (Industrial Products Segment)	3,363,000	3,405,000

	$11,042,000	$11,084,000

The acquisition of Custom Products in fiscal year 1998 generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during fiscal year 2005 of $42,000 is a result of the tax benefits generated by the goodwill deductible for tax purposes.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2001, the initial test, and as of each July 1 thereafter through July 1, 2005. All five tests were conducted by management with the assistance of an independent valuation company, and the results of such tests indicated no impairment. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying value, the Company considers goodwill not to be impaired. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s method of determining the fair value of the Custom and A-G reporting units is to obtain from the valuation company an estimate of the fair value of these reporting units based on up to three different valuation approaches: (a) a capitalized cash flow method, (b) a market approach that gives consideration to the prices paid for publicly traded stocks, and (c) a projected net income approach that examines the projected net income of certain publicly traded stocks and determines a multiple of earnings that the valuation specialist believes should be applied to the business unit’s estimated earnings.

The Company reviewed the estimated fair values utilizing each of the above approaches, and in each of the five annual tests performed, utilized the discounted cash flow method when reviewing for impairment. The results of the other methods were also generally consistent with the Company’s conclusion that goodwill was not impaired. The Company also compared the values from the above approaches to the market capitalization of the Company (including the Bolt unit that has no goodwill reflected in the financial statements) to provide an overall test to ascertain the reasonableness of the approach used. At all annual impairment test dates except July 1, 2003, the Company’s market capitalization exceeded the carrying value of stockholders’ equity at the impairment test date. At July 1, 2003, the Company’s market capitalization was less than the Company’s stockholders’ equity, however this condition was reversed by August 2003 when the market price of the Company’s stock increased.

Goodwill represents approximately 40% of the Company’s total assets at June 30, 2005, and is thus a significant estimate made by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

Note 3 – Inventories

Inventories at June 30 consist of the following:

	2005	2004
Finished goods	$1,586,000	$—
Raw materials and sub-assemblies	5,811,000	4,913,000
Work-in-process	459,000	368,000

	7,856,000	5,281,000
Less-Reserve for inventory valuation	(715,000)	(594,000)

	$7,141,000	$4,687,000

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Although the Company does not generally maintain finished goods inventory, at June 30, 2005 a large order was complete and was ready for shipment, awaiting final shipping destination information from the customer. The finished goods inventory balance at June 30, 2005 represents the cost of this order, which will be recorded as a sale when all revenue recognition criteria have been satisfied.

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonably supportable sales forecasts, management establishes an inventory valuation reserve. The inventory valuation reserve is a significant estimate made by management. The actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At June 30, 2005 and 2004, approximately $1,944,000 and $1,828,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In many instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At June 30, 2005, the cost of inventory which has more than a five-year supply on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,422,000. Management nevertheless believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in inventory valuation reserves in cost of sales and decreases in inventory valuation reserves when items are scrapped or disposed of. During the fiscal year ended June 30, 2005, the inventory valuation reserve was increased by $127,000. In addition, during fiscal 2005 the Company scrapped or disposed of items which had a cost of $6,000. The inventory valuation reserve balance and activity information is presented in Schedule II-Valuation and Qualifying Accounts for fiscal years 2003, 2004 and 2005.

Note 4 – Income Taxes

Income tax expense (benefit) consists of the following for the three years ended June 30:

	2005	2004	2003
Current:
Federal	$275,000	$(32,000)	$—
State	96,000	72,000	20,000
Deferred:
Federal	494,000	415,000	(171,000)
State	(24,000)	—	(23,000)

Income tax expense (benefit)	$841,000	$455,000	$(174,000)

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision (benefit) for income taxes is as follows:

	Years Ended June 30,
	2005	2004	2003
Statutory rate	34%	34%	(34)%
State income taxes, net of federal tax benefit	1	4	(3)
Nondeductible expenses	1	1	5
Exempt income from foreign sales	(2)	(4)	(10)
AMT credit	—	—	(10)

Effective rate	34%	35%	(52)%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset at June 30 were as follows:

	2005	2004
Net deferred tax asset - current:
Tax loss carry-forward	$47,000	$170,000
Inventory valuation reserve	279,000	232,000
Allowance for uncollectible accounts	28,000	23,000

Total	$354,000	$425,000

Net deferred tax asset (liability)-noncurrent:
Alternative minimum tax credit carry-forward	$38,000	$310,000
Property, plant and equipment depreciation	68,000	53,000
Amortization of goodwill	(443,000)	(344,000)

Total	$(337,000)	$19,000

Note 5 – Benefit Plans

The Company maintains defined contribution retirement plans covering substantially all employees who satisfy the age and service requirements of the plans. The Company’s contributions to the plans are discretionary and for the years ended June 30, 2005, 2004 and 2003 amounted to $219,000, $213,000, and $207,000, respectively.

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

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

A summary of the Stock Option Plan at June 30, 2005, 2004 and 2003 and the changes during the years ended on those dates is presented below.

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	335,000	$3.20	357,000	$3.39	169,000	$6.24
Granted	—	—	—	—	307,000	$3.08
Exercised	(18,025)	$3.78	—	—	—	—
Expired	(5,000)	$3.05	(22,000)	$6.32	(119,000)	$6.63

Outstanding at end of year	311,975	$3.17	335,000	$3.20	357,000	$3.39

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At June 30, 2005	Weighted Average Exercise Price
$3.05-$3.45	292,975	2.6 Years	$3.08	292,975	$3.08
$4.56	19,000	0.0 Years	$4.56	19,000	$4.56

	311,975	2.4 Years	$3.17	311,975	$3.17

The fair value of options granted in January and June 2003 was $1.09 per share as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	63%
Risk-free interest rate	2.59%
Expected life (years)	5

The fair value of options granted in November 2002 was $1.36 per share as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	58%
Risk-free interest rate	3.47%
Expected life (years)	5

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Note 7 – Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three years ended June 30, 2005 were as follows:

	Common Stock		Accumulated Deficit
	Shares	Amount		Total
Balance June 30, 2002	5,414,357	$26,152,000	$(5,452,000)	$20,700,000
Net loss	—	—	(161,000)	(161,000)

Balance June 30, 2003	5,414,357	26,152,000	(5,613,000)	20,539,000
Net income	—	—	853,000	853,000

Balance June 30, 2004	5,414,357	26,152,000	(4,760,000)	21,392,000
Exercise of stock options	9,603	24,000	—	24,000
Net income	—	—	1,659,000	1,659,000

Balance June 30, 2005	5,423,960	$26,176,000	$(3,101,000)	$23,075,000

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

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable and accrued expenses reflected in the June 30, 2005 and 2004 balance sheets approximate carrying values at those dates.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Lease Commitments:

The following table presents the Company’s future minimum lease payments as of June 30, 2005 relating to its non-cancelable operating leases with terms in excess of one year:

Years Ended June 30,	Amount
2006	$334,000
2007	334,000
2008	198,000
2009	36,000
2010 and beyond	—

Total	$902,000

Under such operating leases, rent expense amounted to $475,000, $512,000 and $478,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

The Company’s leases for its Norwalk, Connecticut office and manufacturing facilities expire in 2008. The Company has options to renew such leases for an additional five year period.

The Company’s lease for its North Haven, Connecticut manufacturing facility expires in 2009. The Company does not have an option to renew such lease.

The Company leased a building in Cypress, Texas from the former shareholder of A-G Geophysical Products, Inc. for $10,750 per month. The lease agreement, which expired in April 2005, also granted the Company an option to purchase the facility for $1,000,000 during the term of the lease. The Company exercised this option prior to its expiration in April 2005.

Employment Severance Agreements:

The Company has a severance compensation plan for certain executive officers and key employees of the Company which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan.

The Company also has employment agreements with its president and chief executive officer and the president of A-G, which provide for severance in the case of voluntary or involuntary termination following a change in control. These employment agreements have terms through June 30, 2007 and 2008, subject to extension as set forth in the agreements.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $3,437,000 at June 30, 2005. No amounts were due as of that date because no events had occurred which would have required such liability.

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

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

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

Note 9 – Segment and Customer Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the years ended June 30, 2005, 2004 and 2003.

Fiscal Year ended June 30, 2005	Geophysical Equipment	Industrial Products	Total
Sales	$15,551,000	$3,245,000	$18,796,000
Interest income	47,000	—	47,000
Depreciation and amortization	262,000	22,000	284,000
Income before income taxes	1,903,000	597,000	2,500,000
Segment assets	22,676,000	4,640,000	27,316,000
Fixed asset additions	1,208,000	30,000	1,238,000

Fiscal Year ended June 30, 2004	Geophysical Equipment	Industrial Products	Total
Sales	$11,743,000	$3,063,000	$14,806,000
Interest income	15,000	—	15,000
Depreciation and amortization	250,000	29,000	279,000
Income before income taxes	775,000	533,000	1,308,000
Segment assets	17,828,000	4,746,000	22,574,000
Fixed asset additions	102,000	20,000	122,000

Fiscal Year ended June 30, 2003	Geophysical Equipment	Industrial Products	Total
Sales	$8,132,000	$2,710,000	$10,842,000
Interest income	18,000	—	18,000
Depreciation and amortization	247,000	34,000	281,000
Income (loss) before income taxes	(768,000)	433,000	(335,000)
Segment assets	17,004,000	4,772,000	21,776,000
Fixed asset additions	69,000	2,000	71,000

The Company does not allocate income taxes to segments.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

The following table reports sales by country for the years ended June 30, 2005, 2004 and 2003. Sales are attributed to each country based on the location of the customer.

	2005	2004	2003
United States	$9,728,000	$6,575,000	$5,861,000
Norway	3,105,000	3,796,000	1,559,000
France	1,191,000	809,000	947,000
United Kingdom	1,141,000	876,000	497,000
United Arab Emirates	773,000	90,000	23,000
Japan	747,000	350,000	203,000
Singapore	448,000	429,000	534,000
Peoples Republic of China	417,000	896,000	158,000
Former Soviet Union	336,000	377,000	238,000
Canada	206,000	133,000	241,000
India	158,000	108,000	53,000
Mexico	109,000	135,000	291,000
Germany	32,000	32,000	118,000
Other	405,000	200,000	119,000

	$18,796,000	$14,806,000	$10,842,000

A relatively small number of customers has accounted for the Company’s geophysical equipment segment sales. Customers accounting for 10% or more of consolidated sales for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Customer A	14%	7%	12%
Customer B	11	10	12

Note 10 – Supplementary Information

Accrued expenses at June 30, 2005 and 2004 consist of the following:

	2005	2004
Compensation and related taxes	$549,000	$189,000
Compensated absences	270,000	272,000
Commissions payable	153,000	137,000
Other	70,000	68,000

	$1,042,000	$666,000

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Note 11 – Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the years ended June 30, 2005 and 2004.

	Quarter Ended
2005	Sept. 30	Dec. 31	March 31	June 30
Sales	$3,839,000	$4,467,000	$5,115,000	$5,375,000
Gross profit	1,522,000	1,880,000	1,993,000	2,428,000
Income before taxes	340,000	449,000	698,000	1,013,000
Net income	211,000	277,000	483,000	688,000
Basic earnings per share	$0.04	$0.05	$0.09	$0.13
Diluted earnings per share	$0.04	$0.05	$0.09	$0.12

	Quarter Ended
2004	Sept. 30	Dec. 31	March 31	June 30
Sales	$3,666,000	$3,501,000	$3,661,000	$3,978,000
Gross profit	1,542,000	1,500,000	1,508,000	1,121,000
Income before taxes	506,000	354,000	318,000	130,000
Net income	341,000	225,000	198,000	89,000
Basic and diluted earnings per share	$0.06	$0.04	$0.04	$0.02

Bolt Technology Corporation and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Three Years Ended June 30, 2005

		A d d i t i o n s
Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Charged To Other Accounts		Deductions		Balance At End Of Year
Allowance for uncollectible accounts:
2003	$199,000	$(94,000)	$—		$(45,000	)(b)	$60,000
2004	60,000	25,000	—		(25,000	)(b)	60,000
2005	60,000	93,000	—		(81,000	)(b)	72,000

Reserve for inventory valuation:
2003	$915,000	$282,000	$—		$—		$1,197,000
2004	1,197,000	243,000	36,000	(a)	(882,000	)(c)	594,000
2005	594,000	127,000	—		(6,000	)(c)	715,000

(a)	Charged to inventory.
(b)	Accounts written-off.
(c)	Inventory disposed of.