Form 10-Q
period 2005-09-30
BOLT TECHNOLOGY CORP
filed 2005-11-14
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At November 11, 2005, there were 5,435,960 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2005	2004
Sales	$7,994,000	$3,839,000

Costs and Expenses:

Cost of sales	4,954,000	2,317,000
Research and development	69,000	45,000
Selling, general and administrative	1,386,000	1,143,000
Interest income	(25,000)	(6,000)

	6,384,000	3,499,000

Income before income taxes	1,610,000	340,000
Provision for income taxes	590,000	129,000

Net income	$1,020,000	$211,000

Earnings per share:
Basic	$0.19	$0.04

Diluted	$0.18	$0.04

Average shares Outstanding:
Basic	5,434,656	5,414,357

Diluted	5,607,761	5,484,696

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	June 30, 2005
Current Assets:
Cash and cash equivalents	$4,011,000	$3,654,000
Accounts receivable, net	4,683,000	3,043,000
Inventories, net	5,975,000	7,141,000
Deferred income taxes	324,000	354,000
Other	153,000	162,000

Total current assets	15,146,000	14,354,000

Property, Plant and Equipment, net	1,820,000	1,815,000
Goodwill, net	11,031,000	11,042,000
Other Assets	112,000	105,000

Total assets	$28,109,000	$27,316,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,100,000	$2,100,000
Accrued expenses	1,579,000	1,042,000
Income taxes payable	582,000	348,000
Customer deposits	380,000	414,000

Total current liabilities	3,641,000	3,904,000

Deferred Income Taxes	373,000	337,000

Total liabilities	4,014,000	4,241,000

Stockholders’ Equity:
Common stock	26,231,000	26,176,000
Note receivable for sale of common stock	(55,000)	—
Accumulated deficit	(2,081,000)	(3,101,000)

Total stockholders’ equity	24,095,000	23,075,000

Total liabilities and stockholders’ equity	$28,109,000	$27,316,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$1,020,000	$211,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	65,000	69,000
Deferred income taxes	77,000	107,000

	1,162,000	387,000

Changes in operating assets and liabilities:
Accounts receivable	(1,640,000)	(190,000)
Inventories	1,166,000	(142,000)
Other assets	2,000	18,000
Accounts payable	(1,000,000)	135,000
Accrued expenses	537,000	25,000
Income taxes payable	234,000	11,000
Customer deposits	(34,000)	—

Net cash provided by operating activities	427,000	244,000

Cash Flows From Investing Activities:
Purchase of plant and equipment	(70,000)	(13,000)

Net cash used in investing activities	(70,000)	(13,000)

Net increase in cash and cash equivalents	357,000	231,000
Cash and cash equivalents at beginning of period	3,654,000	2,890,000

Cash and cash equivalents at end of period	$4,011,000	$3,121,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$279,000	$10,000

Non-cash transactions:
Exercise of stock option in exchange for a note receivable	$55,000	$—

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1– Basis of Presentation

The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three month periods ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the three month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

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

Allowance for Uncollectible Accounts:

The allowance for uncollectible accounts is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for uncollectible accounts when the Company believes that collectibility of the principal is unlikely. The allowance is an amount that the Company believes will be adequate to absorb estimated losses on existing accounts receivable balances, based on the evaluation of their collectibility and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall quality of accounts receivable, review of specific problem accounts receivable, and current economic and industry conditions that may affect the customers’ ability to pay. While the Company uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic and industry conditions or any other factors considered in the Company’s evaluation.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 15 to 30 years for buildings, over the term of the lease for leasehold improvements and 5 to l0 years for machinery and equipment. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 6 to Consolidated Financial Statements (Unaudited) for additional information concerning property, plant and equipment.

Goodwill and Other Long-Lived Assets:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at September 30, 2005 and June 30, 2005 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also requires an annual goodwill impairment test. The goodwill balance was tested for impairment as of July 1, 2005 and 2004, and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

The Company’s other long-lived assets consist of property, plant and equipment and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company’s reviews as of September 30, 2005 and June 30, 2005 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Stock-Based Compensation:

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” in 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1997. Under SFAS No. 123, as amended by SFAS No. 148, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company adopted the disclosure-only provisions, as permitted by SFAS Nos. 123 and 148. In this regard, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense was recognized for grants under the Company’s Amended and Restated 1993 Stock Option Plan.

Had compensation cost for stock options granted been recognized in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, net income and earnings per share for the three month periods ended September 30, 2005 and 2004 would have been the same as reported because all options were fully vested on or prior to June 30, 2004. See Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning stock options.

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123 Revised”), effective July 1, 2005. A key requirement of SFAS 123 Revised is that all share-based payments to employees, including stock option grants, be recognized in the income statement based on their fair values. Pro forma disclosure of the cost of employee share payments is no longer an alternative. SFAS 123 Revised did not have an impact on the Company’s consolidated financial statements for the quarter ended September 30, 2005 because under the terms of the Company’s 1993 Stock Option Plan, no options can be granted subsequent to June 30, 2003 and all options were fully vested as of June 30, 2004. The Board of Directors has approved the Bolt Technology Corporation 2005 Stock Option Plan subject to shareholder approval at the Company’s Annual Meeting of Stockholders to be held on November 22, 2005. If the Company’s stockholders approve the 2005 Stock Option Plan and the Company provides share based payments in the future, the Company will have to fair value these awards and recognize this cost in its consolidated financial statements in accordance with the requirements of SFAS 123 Revised.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Net income available to common stockholders	$1,020,000	$211,000

Divided by:
Weighted average common shares (basic)	5,434,656	5,414,357

Weighted average common share equivalents	173,105	70,339

Total weighted average common shares and common share equivalents (diluted)	5,607,761	5,484,696

Basic earnings per share	$0.19	$0.04

Diluted earnings per share	$0.18	$0.04

For the three month period ended September 30, 2004, the calculations do not include options to acquire 28,000 shares since their inclusion would have been anti-dilutive. There were no anti-dilutive options for the three-month period ended September 30, 2005. Therefore, the calculations include all options outstanding for this period.

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

The composition of the net goodwill balance by reporting segment is as follows:

	September 30, 2005	June 30, 2005
Geophysical Equipment Segment	$7,679,000	$7,679,000
Industrial Products Segment	3,352,000	3,363,000

	$11,031,000	$11,042,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the three month period ended September 30, 2005 of $11,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2005 and 2004, and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company.

Goodwill represents approximately 39% of the Company’s total assets at September 30, 2005 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 4 – Income Taxes

The components of income tax expense for the three months ended September 30 are as follows:

	2005	2004
Current:
Federal	$450,000	$—
State	64,000	21,000

Deferred:
Federal	52,000	108,000
State	24,000	—

Income tax expense	$590,000	$129,000

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2005	June 30, 2005
Finished goods	$—	$1,586,000

Raw materials and sub-assemblies	6,182,000	5,811,000
Work in process	540,000	459,000

	6,722,000	7,856,000
Less - reserve for inventory valuation	(747,000)	(715,000)

	$5,975,000	$7,141,000

Although the Company does not generally maintain finished goods inventory, at June 30, 2005 a large order was complete and was ready for shipment, awaiting final shipping destination information from the customer. The finished goods inventory balance at June 30, 2005 represents the cost of this order, which was recorded as a sale during the three months ended September 30, 2005.

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At September 30, 2005 and June 30, 2005, approximately $1,861,000 and $1,944,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At September 30, 2005 and June 30, 2005, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,539,000 and $1,422,000, respectively. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in the inventory valuation reserve in cost of sales and decreases in the inventory valuation reserve when items are scrapped or disposed of. During the three month period ended September 30, 2005, the inventory valuation reserve was increased by $32,000, and no items were scrapped or disposed of.

Note 6 – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	September 30, 2005	June 30, 2005
Land	$253,000	$253,000
Buildings	760,000	760,000
Leasehold improvements	348,000	348,000
Machinery and equipment	6,429,000	6,359,000

	7,790,000	7,720,000
Less - accumulated depreciation	(5,970,000)	(5,905,000)

	$1,820,000	$1,815,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the three month periods ended September 30, 2005 and 2004:

Three months ended Sept. 30, 2005

	Geophysical Equipment	Industrial Products	Total
Sales	$7,236,000	$758,000	$7,994,000
Interest income	25,000	—	25,000
Depreciation	60,000	5,000	65,000
Income before income taxes	1,470,000	140,000	1,610,000
Segment assets	23,434,000	4,675,000	28,109,000
Fixed asset additions	70,000	—	70,000

Three months ended Sept. 30, 2004

	Geophysical Equipment	Industrial Products	Total
Sales	$3,074,000	$765,000	$3,839,000
Interest income	6,000	—	6,000
Depreciation	63,000	6,000	69,000
Income before income taxes	206,000	134,000	340,000
Segment assets	18,072,000	4,887,000	22,959,000
Fixed asset additions	12,000	1,000	13,000

The Company does not allocate income taxes to its segments.

Note 8 – Stock Options

The Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan provided for the granting of options to purchase up to 550,000 shares of Common Stock of the Company at a price not less than fair market value at date of grant.

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

A summary of changes in the 1993 Stock Option Plan during the three month period ended September 30, 2005 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2005	311,975	$3.17
Granted	—	—
Exercised	(12,000)	$4.56
Expired	(7,000)	$4.56

Outstanding at September 30, 2005	292,975	$3.08

Note 9 – Contingencies

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business. The Company is not aware of any material current or pending litigation.

Securities and Exchange Commission Informal Inquiry:

By letter dated January 23, 2004, the Company was informed that the staff of the Securities and Exchange Commission (the “Staff”) had begun an informal inquiry regarding certain corporate and accounting matters. In its letter, the Staff stated that the inquiry should not be construed to indicate that any federal securities laws had been violated or to reflect on the integrity of any person, the Company or its securities. Although the Company believes that it has acted properly and legally and has voluntarily cooperated with the Staff’s informal inquiry, it can neither predict the length, scope or results of the informal inquiry, or the impact, if any, on its operations. The Company has complied with the information requests of the Staff.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company’s products due to changes in oil and gas prices and fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, and (v) the risk of fluctuations in future operating results. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe” and similar expressions are intended to identify forward-looking statements.

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity which is dependent, primarily, on oil and gas prices. After a slowdown in fiscal 2003, marine seismic exploration started to improve during fiscal 2004, and this improvement continued throughout fiscal 2005 and into the first quarter of fiscal 2006. The current high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. The Company’s geophysical equipment sales increased 135% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Based on the level of sales during the first quarter, current orders and customer requests for quotations, the Company anticipates that geophysical equipment sales for the remainder of fiscal 2006 should remain strong.

Sales in the industrial products segment decreased 1% during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Assuming continuing strength in the U.S. economy, the Company anticipates that industrial products sales for the remainder of fiscal 2006 should increase.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet continued to strengthen in the first quarter of fiscal 2006 and based on the factors noted above, the Company anticipates that its balance sheet will remain strong during the remainder of fiscal 2006.

Liquidity and Capital Resources

As of September 30, 2005, the Company believes that current cash and cash equivalent balances and projected cash flow from operations are adequate to meet foreseeable operating needs.

Three Months Ended September 30, 2005

At September 30, 2005, the Company had $4,011,000 in cash and cash equivalents. This amount is $357,000 or 10% higher than the amount of cash and cash equivalents at June 30, 2005. For the three months ended September 30, 2005, cash flow from operating activities after changes in working capital items was $427,000, primarily due to net income adjusted for depreciation and deferred income taxes and lower inventories partially offset by higher accounts receivable and lower current liabilities.

For the three months ended September 30, 2005, the Company used $70,000 for capital expenditures which relate to new and replacement equipment. The Company estimates that capital expenditures for fiscal 2006 will not exceed $200,000 and expects that the capital expenditures will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At September 30, 2005 and June 30, 2005, the five customers with the highest balances due represented 76% and 69%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Three Months Ended September 30, 2004

At September 30, 2004, the Company had $3,121,000 in cash and cash equivalents. For the three months ended September 30, 2004, cash and cash equivalents increased by $231,000 or 8% from the amount at June 30, 2004. For the three months ended September 30, 2004, cash flow from operating activities after changes in working capital items was $244,000 primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories.

For the three months ended September 30, 2004, the Company used $13,000 for capital expenditures funded from operating cash flow.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or special purpose entities and has not issued any guarantees other than its guarantee of an employment agreement between A-G and A-G’s president.

Contractual Obligations

During the period ended September 30, 2005, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2005. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at September 30, 2005 and June 30, 2005.

Securities and Exchange Commission Informal Inquiry

By letter dated January 23, 2004, the Company was informed that the staff of the Securities and Exchange Commission (the “Staff”) had begun an informal inquiry regarding certain corporate and accounting matters. In its letter, the Staff stated that the inquiry should not be construed to indicate that any federal securities laws had been violated or to reflect on the integrity of any person, the Company or its securities. Although the Company believes that it has acted properly and legally and has voluntarily cooperated with the Staff’s informal inquiry, it can neither predict the length, scope or results of the informal inquiry, or the impact, if any, on its operations. The Company has complied with the information requests of the Staff.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Consolidated sales for the three months ended September 30, 2005 totaled $7,994,000, which are the highest quarterly sales ever recorded by the Company. Sales for the three months ended September 30, 2005 increased by $4,155,000 or 108% from the corresponding period last year. Sales of geophysical equipment increased by $4,162,000 or 135%, due primarily to higher sales of complete energy source systems ($2,543,000), air gun replacement parts ($756,000), underwater electrical connectors ($481,000), and Seismic Source Monitoring Systems (“SSMS”) ($382,000). During the three months ended September 30, 2005, the Company recorded its second sale of an Annular Port Gun system (“APG”) which totaled $1,993,000. During the three months ended September 30, 2004, there were no sales of APG systems or SSMS. Industrial products sales for the three months ended September 30, 2005 decreased by $7,000 or 1% compared to the three months ended September 30, 2004, reflecting lower volume.

Consolidated cost of sales as a percentage of consolidated sales was 62% for the three months ended September 30, 2005 versus 60% for the three months ended September 30, 2004. Cost of sales as a percentage of sales for the geophysical equipment segment was 62% for the three months ended September 30, 2005 versus 61% for the three months ended September 30, 2004. The increase in the cost of sales percentage for geophysical equipment for the three months ended September 30, 2005 was primarily due to the APG system sale which included several items of auxiliary equipment purchased from third-party suppliers. The third-party auxiliary equipment has significantly lower margins than the Company’s proprietary APG guns. Excluding the APG system sale, cost of sales as a percentage of sales for the geophysical equipment segment for the three months ended September 30, 2005 would have been 55%, instead of 62%, and reflects higher manufacturing efficiencies associated with the increase in geophysical equipment sales. Cost of sales as a percentage of sales for the industrial products segment increased from 58% for the three months ended September 30, 2004 to 60% for the three months ended September 30, 2005 primarily due to higher manufacturing costs.

Research and development costs for the three months ended September 30, 2005 increased by $24,000 or 53% from the three months ended September 30, 2004. The major portion of this increase relates to SSMS. SSMS is utilized to measure air gun depth, air pressure and “near field” energy output for each gun array, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company is currently working on more advanced stages of SSMS that it expects will deliver additional benefits.

Selling, general and administrative expenses increased by $243,000 for the three months ended September 30, 2005 from the three months ended September 30, 2004 primarily due to higher compensation expense ($167,000), freight out ($24,000) and bad debt expense ($10,000). The increase in compensation expense reflects the addition of personnel, salary increases and bonuses.

The provision for income taxes for the three months ended September 30, 2005 was $590,000, an effective tax rate of 37%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the three months ended September 30, 2004 was $129,000, an effective tax rate of 38%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales.

The above mentioned factors resulted in net income for the three months ended September 30, 2005 of $1,020,000 compared to net income of $211,000 for the three months ended September 30, 2004.

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

Based on this definition, the Company’s most critical policies include: revenue recognition, recording of inventory reserves, deferred taxes, and the potential impairment of goodwill. These policies are discussed below. The Company also has other key accounting policies, including the establishment of bad debt reserves. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or that it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At September 30, 2005 and June 30, 2005, approximately $1,861,000 and $1,944,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At September 30, 2005 and June 30, 2005, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,539,000 and $1,422,000, respectively. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in the inventory valuation reserve in cost of sales and decreases in the inventory valuation reserve when items are scrapped or disposed of. During the three month period ended September 30, 2005, the inventory valuation reserve was increased by $32,000, and no items were scrapped or disposed of.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2005 and June 30, 2005 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax assets decreased by $66,000 from a net deferred asset of $17,000 at June 30, 2005 to a net deferred liability of $49,000 at September 30, 2005, reflecting principally the utilization of the alternative minimum tax credit carry-forward ($38,000) and amortization of goodwill for tax purposes ($25,000).

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2005 and 2004 and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

Goodwill represents approximately 39% of the Company’s total assets at September 30, 2005 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

Recent Accounting Developments

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes” (“APB 20”), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires that voluntary changes in accounting principle be applied retrospectively to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine either the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of applying the new accounting principle to all prior periods, SFAS 154 requires that the new principle be applied prospectively from the earliest date practicable. APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also applies to changes in accounting principle required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. If the pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires that retrospective application be limited to the “direct” effects of the change. “Indirect” effects of a change in accounting principle, such as the impact on a profit sharing contribution or bonus, should be recognized in the period of the accounting change. SFAS 154 requires that a change in depreciation or amortization of long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 leaves unchanged many of the requirements of APB 20, including those relating to the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. In addition, SFAS 154 leaves unchanged the requirements of SFAS 3 relating to the reporting of accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is allowed for accounting changes and corrections of errors made in fiscal years beginning after the date of SFAS 154. The provisions of SFAS 154 will have an impact on the Company’s financial statements in the future should there be voluntary changes in accounting principles.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

An employee stock option to purchase an aggregate of 12,000 shares of Common Stock was exercised on July 11, 2005. The stock option was granted under the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan. In connection with this exercise, the Company extended a loan to the optionee, who is not a director or executive officer (or equivalent thereof) of the Company. In consideration for issuance of the option, the optionee has delivered to the Company a note in a principal amount equal to the option’s exercise price of $54,750. In addition, the optionee has pledged the shares issued upon exercise of the option to the Company as collateral for the loan. The issuance of Common Stock was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act. As a result of this exercise, the number of shares of Common Stock outstanding increased from 5,423,960 at June 30, 2005 to 5,435,960 at September 30, 2005.

Item 6 – Exhibits

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

BOLT TECHNOLOGY CORPORATION

Date: November 14, 2005	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Date: November 14, 2005	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and
Chief Financial Officer (Principal Financial
and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001).†

10.3	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.4	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).†

10.5	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.6	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.7	Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005).†

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	filed herewith
†	Management contract or compensatory plan.