Form 10-Q
period 2005-12-31
BOLT TECHNOLOGY CORP
filed 2006-02-14
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At February 10, 2006, there were 5,435,960 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Sales	$6,567,000	$4,467,000	$14,561,000	$8,306,000

Costs and Expenses:

Cost of sales	3,827,000	2,587,000	8,781,000	4,904,000
Research and development	69,000	77,000	138,000	122,000
Selling, general and administrative	1,328,000	1,361,000	2,714,000	2,504,000
Interest income	(34,000)	(7,000)	(59,000)	(13,000)

	5,190,000	4,018,000	11,574,000	7,517,000

Income before income taxes	1,377,000	449,000	2,987,000	789,000
Provision for income taxes	480,000	172,000	1,070,000	301,000

Net income	$897,000	$277,000	$1,917,000	$488,000

Earnings per share:
Basic	$0.17	$0.05	$0.35	$0.09

Diluted	$0.16	$0.05	$0.34	$0.09

Average shares Outstanding:
Basic	5,435,960	5,416,569	5,435,308	5,415,463

Diluted	5,628,088	5,515,481	5,617,925	5,500,089

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005 (unaudited)	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,290,000	$3,654,000
Accounts receivable, net	3,908,000	3,043,000
Inventories, net	6,202,000	7,141,000
Deferred income taxes	339,000	354,000
Other	101,000	162,000

Total current assets	15,840,000	14,354,000

Property, Plant and Equipment, net	1,793,000	1,815,000
Goodwill, net	11,020,000	11,042,000
Other Assets	122,000	105,000

Total assets	$28,775,000	$27,316,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,491,000	$2,100,000
Accrued expenses	953,000	1,042,000
Income taxes payable	945,000	348,000
Customer deposits	—	414,000

Total current liabilities	3,389,000	3,904,000

Deferred Income Taxes	394,000	337,000

Total liabilities	3,783,000	4,241,000

Stockholders’ Equity:
Common stock	26,231,000	26,176,000
Note receivable for sale of common stock	(55,000)	—
Accumulated deficit	(1,184,000)	(3,101,000)

Total stockholders’ equity	24,992,000	23,075,000

Total liabilities and stockholders’ equity	$28,775,000	$27,316,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$1,917,000	$488,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	139,000	140,000
Deferred income taxes	94,000	245,000

	2,150,000	873,000
Changes in operating assets and liabilities:
Accounts receivable	(865,000)	(124,000)
Inventories	939,000	(376,000)
Other assets	44,000	96,000
Accounts payable	(609,000)	183,000
Accrued expenses	(89,000)	36,000
Income taxes payable	597,000	35,000
Customer deposits	(414,000)	—

Net cash provided by operating activities	1,753,000	723,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(117,000)	(55,000)

Net cash used by investing activities	(117,000)	(55,000)

Cash Flows From Financing Activities:
Exercise of stock options	—	24,000

Net cash provided by financing activities	—	24,000

Net increase in cash and cash equivalents	1,636,000	692,000
Cash and cash equivalents at beginning of period	3,654,000	2,890,000

Cash and cash equivalents at end of period	$5,290,000	$3,582,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$379,000	$20,000

Non-cash transactions:
Exercise of stock option in exchange for a note receivable	$55,000	$—

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1– Basis of Presentation

The consolidated balance sheet as of December 31, 2005, the consolidated statements of operations for the three month and six month periods ended December 31, 2005 and 2004 and the consolidated statements of cash flows for the six month periods ended December 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method that approximates the first-in, first-out method. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory. See Note 5 to Consolidated Financial Statements (Unaudited) for additional information concerning inventories.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 15 to 30 years for buildings, over the term of the lease for leasehold improvements and 5 to l0 years for machinery and equipment. Major improvements that add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 6 to Consolidated Financial Statements (Unaudited) for additional information concerning property, plant and equipment.

Goodwill and Other Long-Lived Assets:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at December 31, 2005 and June 30, 2005 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also requires an annual goodwill impairment test. The goodwill balance was tested for impairment as of July 1, 2005 and 2004, and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

The Company’s other long-lived assets consist of property, plant and equipment and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company’s reviews as of December 31, 2005 and June 30, 2005 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Stock-Based Compensation:

Effective July 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS 123 Revised) utilizing the modified prospective approach. Prior to the adoption of SFAS 123 Revised, the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock options.

Under the modified prospective approach, SFAS No. 123 Revised applies to new awards and to awards that were outstanding on July 1, 2005 that are substantially modified, repurchased or cancelled. Under the modified prospective approach, compensation cost to be recognized in fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 Revised. There was no compensation cost recognized in the six month period ended December 31, 2005 because all outstanding options were fully vested prior to June 30, 2005 and no new grants were awarded. See Note 8 to Consolidated Financial Statements for additional information concerning stock options.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value over the exercise price of the option. Prior to the adoption of SFAS 123 Revised, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. In accordance with SFAS 123 Revised, future Consolidated Statements of Cash Flows presentations will report the tax benefits from the exercise of stock options as financing cash flows.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three and six month periods ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income available to common stockholders	$897,000	$277,000	$1,917,000	$488,000

Divided by:
Weighted average common shares (basic)	5,435,960	5,416,569	5,435,308	5,415,463

Weighted average common share equivalents	192,128	98,912	182,617	84,626

Total weighted average common shares and common share equivalents (diluted)	5,628,088	5,515,481	5,617,925	5,500,089

Basic earnings per share	$0.17	$0.05	$0.35	$0.09

Diluted earnings per share	$0.16	$0.05	$0.34	$0.09

For the three month and six month periods ended December 31, 2004, the calculations do not include options to acquire 19,000 shares, since their inclusion would have been anti-dilutive. There were no anti-dilutive options for the three-month and six month periods ended December 31, 2005.

Note 3 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of Custom Products in fiscal year 1998 and A-G in fiscal year 1999, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

The composition of the net goodwill balance by reporting segment is as follows:

	December 31, 2005	June 30, 2005
Geophysical Equipment Segment	$7,679,000	$7,679,000

Industrial Products Segment	3,341,000	3,363,000

	$11,020,000	$11,042,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the six month period ended December 31, 2005 of $22,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2005 and 2004, and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company.

Goodwill represents approximately 38% of the Company’s total assets at December 31, 2005 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 4 – Income Taxes

The components of income tax expense for the six month periods ended December 31 are as follows:

	2005	2004
Current:
Federal	$872,000	$8,000
State	105,000	48,000

Deferred:
Federal	69,000	245,000
State	24,000	—

Income tax expense	$1,070,000	$301,000

Note 5 – Inventories

Inventories consist of the following:

	December 31, 2005	June 30, 2005
Finished goods	$—	$1,586,000

Raw materials and sub-assemblies	6,331,000	5,811,000
Work in process	645,000	459,000

	6,976,000	7,856,000
Less - reserve for inventory valuation	(774,000)	(715,000)

	$6,202,000	$7,141,000

Although the Company does not generally maintain finished goods inventory, at June 30, 2005 a large order was complete and was ready for shipment, awaiting final shipping destination information from the customer. The finished goods inventory balance at June 30, 2005 represents the cost of this order, which was recorded as a sale during the three months ended September 30, 2005.

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At December 31, 2005 and June 30, 2005, approximately $1,928,000 and $1,944,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At December 31, 2005, the cost of inventory that has more than a five-year supply of inventory on hand and the cost of inventory that has had no sales during the last five years amounted to approximately $1,102,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in the inventory valuation reserve in cost of sales and decreases in the inventory valuation reserve when items are scrapped or disposed of. During the six month period ended December 31, 2005, the inventory valuation reserve was increased by $59,000, and no items were scrapped or disposed of.

Note 6 – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	December 31, 2005	June 30, 2005
Land	$253,000	$253,000
Buildings	760,000	760,000
Leasehold improvements	363,000	348,000
Machinery and equipment	6,461,000	6,359,000

	7,837,000	7,720,000
Less - accumulated depreciation	(6,044,000)	(5,905,000)

	$1,793,000	$1,815,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the six month periods ended December 31, 2005 and 2004:

Six months ended December 31, 2005

	Geophysical Equipment	Industrial Products	Total
Sales	$12,997,000	$1,564,000	$14,561,000
Interest income	59,000	—	59,000
Depreciation	129,000	10,000	139,000
Income before income taxes	2,644,000	343,000	2,987,000
Segment assets	24,047,000	4,728,000	28,775,000
Fixed asset additions	102,000	15,000	117,000

Six months ended December 31, 2004

	Geophysical Equipment	Industrial Products	Total
Sales	$6,810,000	$1,496,000	$8,306,000
Interest income	13,000	—	13,000
Depreciation	127,000	13,000	140,000
Income before income taxes	618,000	171,000	789,000
Segment assets	18,638,000	4,757,000	23,395,000
Fixed asset additions	32,000	23,000	55,000

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

A summary of changes in the 1993 Stock Option Plan during the six month period ended December 31, 2005 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2005	311,975	$3.17
Granted	—	—
Exercised	(12,000)	$4.56
Expired	(7,000)	$4.56

Outstanding at December 31, 2005	292,975	$3.08

The expiration dates for the outstanding options at December 31, 2005 are: 12,000 shares on November 26, 2007; 272,975 shares on January 22, 2008; and 8,000 shares on June 30, 2008.

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. After a slowdown in fiscal 2003, marine seismic exploration activity started to improve during fiscal 2004, and this improvement has continued throughout fiscal 2005 and the first six months of fiscal 2006. The current high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. The Company’s geophysical equipment sales increased 91% for the six month period ended December 31, 2005 compared to the six month period ended December 31, 2004. As of January 25, 2006, the Company has unshipped firm orders for major energy source systems that aggregate in excess of $7,500,000. Approximately $3,000,000 of these orders are scheduled for shipment in the third quarter and $4,500,000 in the fourth quarter of fiscal 2006. In addition, customer orders increased during the first six month period for replacement parts for energy source systems, energy source monitoring systems and underwater electrical connectors and cables and are also expected to be strong during the last half of fiscal 2006. Accordingly, the Company anticipates that its geophysical equipment sales for the last half of fiscal 2006 will show improvement over the last half of fiscal 2005.

Sales in the industrial products segment increased 5% during the six month period ended December 31, 2005 compared to the six month period ended December 31, 2004. Assuming continuing strength in the U.S. economy, the Company anticipates that industrial products sales for the remainder of fiscal 2006 should continue to increase.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet continued to strengthen in the first six month period of fiscal 2006. The Company anticipates that its balance sheet will continue to remain strong during the last half of fiscal 2006.

Liquidity and Capital Resources

As of December 31, 2005, the Company believes that current cash and cash equivalent balances and projected cash flow from operations are adequate to meet foreseeable operating needs.

Six Months Ended December 31, 2005

At December 31, 2005, the Company had $5,290,000 in cash and cash equivalents. This amount is $1,636,000 or 45% higher than the amount of cash and cash equivalents at June 30, 2005. For the six month period ended December 31, 2005, cash flow from operating activities after changes in working capital items was $1,753,000, primarily due to net income adjusted for depreciation and deferred income taxes and lower inventories partially offset by higher accounts receivable and lower current liabilities.

For the six month period ended December 31, 2005, the Company used $117,000 for capital expenditures which relate to new and replacement equipment. The Company estimates that capital expenditures during the last half of fiscal 2006 will approximate $650,000, which will be funded from operating cash flow. These capital expenditures relate primarily to replacement of production machinery.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At December 31, 2005 and June 30, 2005, the five customers with the highest balances due represented 62% and 69%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Six Months Ended December 31, 2004

At December 31, 2004, the Company had $3,582,000 in cash and cash equivalents. For the six month period ended December 31, 2004, cash and cash equivalents increased by $692,000 or 24% from the amount at June 30, 2004. For the six month period ended December 31, 2004, cash flow from operating activities after changes in working capital items was $723,000 primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories.

For the six month period ended December 31, 2004, the Company used $55,000 for capital expenditures funded from operating cash flow.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or special purpose entities and has not issued any guarantees other than the guarantee of an employment agreement between A-G and A-G’s president.

Contractual Obligations

During the six month period ended December 31, 2005, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2005. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at December 31, 2005 and June 30, 2005.

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

Results of Operations

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Consolidated sales for the six month period ended December 31, 2005 totaled $14,561,000, an increase of $6,255,000 or 75% from the corresponding period last year. Sales of geophysical equipment increased by $6,187,000 or 91%, due primarily to higher volume of sales of complete energy source systems ($3,904,000), air gun replacement parts ($986,000), underwater electrical connectors and cables ($1,034,000), and Seismic Source Monitoring Systems (“SSMS”) ($263,000). During the six month period ended December 31, 2005, the Company recorded its second sale of an Annular Port Air Gun (“APG”) system, which sale totaled $1,993,000. During the six month period ended December 31, 2004, there were no sales of APG systems. Industrial products sales for the six month period ended December 31, 2005 increased by $68,000 or 5% compared to the six month period ended December 31, 2004.

Consolidated cost of sales as a percentage of consolidated sales was 60% for the six month period ended December 31, 2005 versus 59% for the six month period ended December 31, 2004. Cost of sales as a percentage of sales for the geophysical equipment segment was 61% for the six month period ended December 31, 2005 versus 58% for the six month period ended December 31, 2004. The increase in the cost of sales percentage for geophysical equipment for the six month period ended December 31, 2005 was primarily due to the APG system sale, recorded in the first quarter, which included several items of auxiliary equipment purchased from third-party suppliers. Third-party auxiliary equipment has significantly lower margins than the Company’s proprietary products. Excluding the APG system sale, cost of sales as a percentage of sales for the geophysical equipment segment for the six month period ended December 31, 2005 would have been 57%, instead of 61%, reflecting higher manufacturing efficiencies associated with the increase in geophysical equipment sales, partially offset by higher material and labor costs. Effective February 1, 2006, the Company implemented a 6% price increase for air guns and related replacement parts in response to higher material and labor costs. Cost of sales as a percentage of sales for the industrial products segment decreased from 62% for the six month period ended December 31, 2004 to 57% for the six month period ended December 31, 2005 primarily due to increased sales prices, and lower retirement plan cost.

Research and development costs for the six month period ended December 31, 2005 increased by $16,000 or 13% from the six months ended December 31, 2004. The major portion of this increase relates to SSMS. SSMS is utilized to measure air gun depth, air pressure, “near field” energy output for each gun array and to provide high pressure air flow control, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data.

Selling, general and administrative expenses increased by $210,000 for the six month period ended December 31, 2005 from the six month period ended December 31, 2004 primarily due to higher compensation expense ($253,000) and freight out ($52,000), partially offset by lower advertising and trade show expense ($48,000) and professional fees ($43,000). The increase in compensation expense reflects the addition of personnel, salary increases and bonuses.

The provision for income taxes for the six months ended December 31, 2005 was $1,070,000, an effective tax rate of 36%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the six months ended December 31, 2004 was $301,000, an effective tax rate of 38%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales.

The above mentioned factors resulted in net income for the six months ended December 31, 2005 of $1,917,000 compared to net income of $488,000 for the six months ended December 31, 2004.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Consolidated sales for the three month period ended December 31, 2005 totaled $6,567,000, an increase of $2,100,000 or 47% from the corresponding period last year. Sales of geophysical equipment increased by $2,023,000 or 54%, due primarily to higher volume of sales of complete energy source systems ($1,361,000), air gun replacement parts ($228,000) and underwater electrical connectors and cables ($564,000). Industrial products sales for the three month period ended December 31, 2005 increased by $77,000 or 11% compared to the three month period ended December 31, 2004, reflecting higher volume and sales prices.

Consolidated cost of sales as a percentage of consolidated sales was 58% for the three month period ended December 31, 2005 unchanged from the three month period ended December 31, 2004. Cost of sales as a percentage of sales for the geophysical equipment segment was 56% for the three month period ended December 31, 2004 and increased to 59% for the three month period ended December 31, 2005. The increase in the cost of sales percentage for geophysical equipment for the three month period ended December 31, 2005 was primarily due to higher material and labor costs and a higher provision for slow-moving and obsolete inventory, partially offset by higher manufacturing efficiencies associated with the 54% increase in geophysical equipment sales. Effective February 1, 2006, the Company implemented a 6% price increase for air guns and related replacement parts in response to higher material and labor costs. Cost of sales as a percentage of sales for the industrial products segment decreased from 67% for the three month period ended December 31, 2004 to 55% for the three month period ended December 31, 2005 primarily due to increased sales prices, and lower retirement plan cost.

Research and development costs for the three month period ended December 31, 2005 decreased by $8,000 or 10% from the three month period ended December 31, 2004. The Company continued work in both three month periods on further improvements to APG guns and SSMS.

Selling, general and administrative expenses decreased by $33,000 for the three month period ended December 31, 2005 from the three month period ended December 31, 2004 primarily due to lower professional fees ($50,000), lower advertising and trade show expense ($44,000) and lower bad debt expense ($41,000), partially offset by higher compensation expense ($84,000) and freight out ($28,000).

The provision for income taxes for the three months ended December 31, 2005 was $480,000, an effective tax rate of 35%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the three months ended December 31, 2004 was $172,000, an effective tax rate of 38%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales.

The above mentioned factors resulted in net income for the three months ended December 31, 2005 of $897,000 compared to net income of $277,000 for the three months ended December 31, 2004.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At December 31, 2005 and June 30, 2005, approximately $1,928,000 and $1,944,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At December 31, 2005, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,102,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The Company records increases in the inventory valuation reserve in cost of sales and decreases in the inventory valuation reserve when items are scrapped or disposed of. During the six month period ended December 31, 2005, the inventory valuation reserve was increased by $59,000, and no items were scrapped or disposed of.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at December 31, 2005 and June 30, 2005 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax accounts decreased by $72,000 from a net deferred asset of $17,000 at June 30, 2005 to a net deferred liability of $55,000 at December 31, 2005, reflecting principally the utilization of the alternative minimum tax credit carry-forward ($38,000) and amortization of goodwill for tax purposes ($50,000).

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

Goodwill represents approximately 38% of the Company’s total assets at December 31, 2005 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” The Company believes that FIN 47 will not have an impact on the Company’s consolidated financial statements because the Company does not engage in conditional asset retirement obligations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders of the Company was held on November 22, 2005 to (1) elect three directors to hold office for a term of three years and (2) to approve adoption of the Bolt Technology Corporation 2005 Stock Option Plan.

Each of the following directors was elected to serve as a director to hold office for three years or until his successor is elected and qualified:

Name of Director:	Votes for:	Votes withheld:
Kevin M. Conlisk	4,472,544	447,746
Joseph Mayerick, Jr.	4,459,744	460,546
Gerald A. Smith	4,551,718	368,572

There were no abstentions or broker non-votes.

Six incumbent directors, Messrs. Michael H. Flynn, George R. Kabureck, Raymond M. Soto, Joseph Espeso, Stephen F. Ryan, and Gerald H. Shaff continue to serve on the Company’s Board of Directors.

The 2005 Stock Option Plan was voted on at the Annual Meeting and not approved by the stockholders based on the following votes:

For:	1,198,639
Against:	1,273,995
Withheld:	15,243

There were no abstentions or broker non-votes.

Item 6 – Exhibits

Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: February 14, 2006	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Date: February 14, 2006	/s/ Joseph Espeso
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