Form 10-Q
period 2006-03-31
BOLT TECHNOLOGY CORP
filed 2006-05-11
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

At May 10, 2006, there were 5,560,686 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Sales	$8,418,000	$5,115,000	$22,979,000	$13,421,000

Costs and Expenses:

Cost of sales	5,095,000	3,122,000	13,876,000	8,026,000
Research and development	82,000	79,000	220,000	201,000
Selling, general and administrative	1,310,000	1,234,000	4,024,000	3,738,000
Interest income	(31,000)	(18,000)	(90,000)	(31,000)

	6,456,000	4,417,000	18,030,000	11,934,000

Income before income taxes	1,962,000	698,000	4,949,000	1,487,000
Provision for income taxes	655,000	215,000	1,725,000	516,000

Net income	$1,307,000	$483,000	$3,224,000	$971,000

Earnings per share:

Basic	$0.24	$0.09	$0.59	$0.18

Diluted	$0.23	$0.09	$0.57	$0.18

Average shares Outstanding:

Basic	5,447,404	5,420,923	5,439,340	5,417,283

Diluted	5,621,497	5,564,635	5,619,115	5,521,604

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006	June 30, 2005
	(unaudited)
Current Assets:
Cash and cash equivalents	$4,211,000	$3,654,000
Accounts receivable, net	6,897,000	3,043,000
Inventories, net	7,296,000	7,141,000
Deferred income taxes	317,000	354,000
Other	105,000	162,000

Total current assets	18,826,000	14,354,000

Property, Plant and Equipment, net	1,913,000	1,815,000
Goodwill, net	11,010,000	11,042,000
Other Assets	107,000	105,000

Total assets	$31,856,000	$27,316,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,924,000	$2,100,000
Accrued expenses	1,052,000	1,042,000
Income taxes payable	898,000	348,000
Customer deposits	—	414,000

Total current liabilities	4,874,000	3,904,000

Deferred Income Taxes	414,000	337,000

Total liabilities	5,288,000	4,241,000

Stockholders’ Equity:
Common stock	26,445,000	26,176,000
Retained earnings (Accumulated deficit)	123,000	(3,101,000)

Total stockholders’ equity	26,568,000	23,075,000

Total liabilities and stockholders’ equity	$31,856,000	$27,316,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$3,224,000	$971,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	212,000	206,000
Deferred income taxes	146,000	283,000

	3,582,000	1,460,000

Changes in operating assets and liabilities:
Accounts receivable	(3,854,000)	(592,000)
Inventories	(155,000)	(559,000)
Other assets	55,000	(82,000)
Accounts payable	824,000	553,000
Accrued expenses	10,000	122,000
Income taxes payable	550,000	210,000
Customer deposits	(414,000)	414,000

Net cash provided by operating activities	598,000	1,526,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(310,000)	(1,076,000)

Net cash used by investing activities	(310,000)	(1,076,000)

Cash Flows From Financing Activities:
Exercise of stock options	269,000	24,000

Net cash provided by financing activities	269,000	24,000

Net increase in cash and cash equivalents	557,000	474,000
Cash and cash equivalents at beginning of period	3,654,000	2,890,000

Cash and cash equivalents at end of period	$4,211,000	$3,364,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$1,029,000	$23,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1– Basis of Presentation

The consolidated balance sheet as of March 31, 2006, the consolidated statements of operations for the three month and nine month periods ended March 31, 2006 and 2005 and the consolidated statements of cash flows for the nine month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Goodwill and Other Long-Lived Assets:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at March 31, 2006 and June 30, 2005 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also requires an annual goodwill impairment test. The goodwill balance was tested for impairment as of July 1, 2005 and 2004, and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

The Company’s other long-lived assets consist of property, plant and equipment and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company’s reviews as of March 31, 2006 and June 30, 2005 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Under the modified prospective approach, SFAS No. 123 Revised applies to new awards and to awards that were outstanding on July 1, 2005 that are substantially modified, repurchased or cancelled. Under the modified prospective approach, compensation cost to be recognized in fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 Revised. There was no compensation cost recognized in the nine month period ended March 31, 2006 because all outstanding options were fully vested prior to June 30, 2005 and no new grants were awarded. See Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning stock options.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three and nine month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income available to common stockholders	$1,307,000	$483,000	$3,224,000	$971,000

Divided by:
Weighted average common shares (basic)	5,447,404	5,420,923	5,439,340	5,417,283

Weighted average common share equivalents	174,093	143,712	179,775	104,321

Total weighted average common shares and common share equivalents (diluted)	5,621,497	5,564,635	5,619,115	5,521,604

Basic earnings per share	$0.24	$0.09	$0.59	$0.18

Diluted earnings per share	$0.23	$0.09	$0.57	$0.18

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

The composition of the net goodwill balance by reporting segment is as follows:

	March 31, 2006	June 30, 2005
Geophysical Equipment Segment	$7,679,000	$7,679,000
Industrial Products Segment	3,331,000	3,363,000

	$11,010,000	$11,042,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the nine month period ended March 31, 2006 of $32,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2005 and 2004, and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company.

Goodwill represents approximately 35% of the Company’s total assets at March 31, 2006 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 4 – Income Taxes

The components of income tax expense for the nine month periods ended March 31 are as follows:

	2006	2005
Current:
Federal	$1,445,000	$158,000
State	134,000	75,000

Deferred:
Federal	123,000	307,000
State	23,000	(24,000)

Income tax expense	$1,725,000	$516,000

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2006	June 30, 2005
Finished goods	$—	$1,586,000
Raw materials and sub-assemblies	7,216,000	5,811,000
Work in process	787,000	459,000

	8,003,000	7,856,000
Less - reserve for inventory valuation	(707,000)	(715,000)

	$7,296,000	$7,141,000

Although the Company does not generally maintain finished goods inventory, at June 30, 2005 a large order was complete and was ready for shipment, awaiting final shipping destination information from the customer. The finished goods inventory balance at June 30, 2005 represents the cost of this order, which was recorded as a sale during the three months ended September 30, 2005.

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At March 31, 2006 and June 30, 2005, approximately $1,621,000 and $1,944,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At March 31, 2006, the cost of inventory that has more than a five-year supply of inventory on hand and the cost of inventory that has had no sales during the last five years amounted to approximately $1,072,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the nine month period ended March 31, 2006, the inventory valuation reserve was decreased by $8,000, and no items were scrapped or disposed of.

Note 6 – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	March 31, 2006	June 30, 2005
Land	$253,000	$253,000
Buildings	760,000	760,000
Leasehold improvements	362,000	348,000
Machinery and equipment	6,655,000	6,359,000

	8,030,000	7,720,000
Less - accumulated depreciation	(6,117,000)	(5,905,000)

	$1,913,000	$1,815,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the nine month periods ended March 31, 2006 and 2005:

Nine months ended March 31, 2006
	Geophysical Equipment	Industrial Products	Total
Sales	$20,688,000	$2,291,000	$22,979,000
Interest income	90,000	—	90,000
Depreciation	198,000	14,000	212,000
Income before income taxes	4,495,000	454,000	4,949,000
Segment assets	27,211,000	4,645,000	31,856,000
Fixed asset additions	296,000	14,000	310,000

Nine months ended March 31, 2005
	Geophysical Equipment	Industrial Products	Total
Sales	$11,080,000	$2,341,000	$13,421,000
Interest income	31,000	—	31,000
Depreciation	188,000	18,000	206,000
Income before income taxes	1,156,000	331,000	1,487,000
Segment assets	20,210,000	4,798,000	25,008,000
Fixed asset additions	1,049,000	27,000	1,076,000

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

A summary of changes in the 1993 Stock Option Plan during the nine month period ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2005	311,975	$3.17
Granted	—	—
Exercised	(82,000)	$3.28
Expired	(7,000)	$4.56

Outstanding at March 31, 2006	222,975	$3.08

The expiration dates for the outstanding options at March 31, 2006 are: 12,000 shares on November 26, 2007; 204,975 shares on January 22, 2008; and 6,000 shares on June 30, 2008.

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. After a slowdown in fiscal 2003, marine seismic exploration activity started to improve during fiscal 2004, and this improvement has continued throughout fiscal 2005 and the first nine months of fiscal 2006. The current high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. The Company’s geophysical equipment sales increased 87% for the nine month period ended March 31, 2006 compared to the nine month period ended March 31, 2005 as customer orders increased substantially for complete energy source systems, replacement parts for energy source systems, energy source monitoring systems and underwater electrical connectors and cables. Based on increased customer orders, the Company anticipates that its geophysical equipment sales for the fourth quarter of fiscal 2006 will show substantial improvement over the fourth quarter of fiscal 2005. The Company believes that the oil services industry will continue in a sustained recovery during the fourth quarter of fiscal 2006 based on several factors, including: the Company expects seismic vessel demand will be larger than supply in calendar year 2006 and beyond, providing an impetus for fleet expansion, and increased demand to resurvey tracts with improved technology to obtain better seismic data and/or to survey new areas in deeper waters.

Sales in the industrial products segment decreased 2% during the nine month period ended March 31, 2006 compared to the nine month period ended March 31, 2005. A 3% price increase went into effect on April 1, 2006.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet continued to strengthen during the nine months ended March 31, 2006. The Company anticipates that its balance sheet will continue to remain strong during the fourth quarter of fiscal 2006.

Liquidity and Capital Resources

As of March 31, 2006, the Company believes that current cash and cash equivalent balances and projected cash flow from operations are adequate to meet foreseeable operating needs.

Nine Months Ended March 31, 2006

At March 31, 2006, the Company had $4,211,000 in cash and cash equivalents. This amount is $557,000 or 15% higher than the amount of cash and cash equivalents at June 30, 2005. For the nine month period ended March 31, 2006, cash flow from operating activities after changes in working capital items was $598,000 primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories. For the nine month period end March 31, 2006, cash provided from the exercise of stock options amounted to $269,000, which is 48% of the total cash flow of $557,000.

For the nine month period ended March 31, 2006, the Company used $310,000 for capital expenditures which relate to new and replacement equipment. The Company estimates that capital expenditures for the fourth quarter of fiscal 2006 will approximate $700,000, which will be funded from operating cash flow. These capital expenditures relate primarily to replacement of production machinery.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At March 31, 2006 and June 30, 2005, the five customers with the highest balances due represented 71% and 69%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Nine Months Ended March 31, 2005

At March 31, 2005, the Company had $3,364,000 in cash and cash equivalents. For the nine month period ended March 31, 2005, cash and cash equivalents increased by $474,000 or 16% from the amount at June 30, 2004. For the nine month period ended March 31, 2005, cash flow from operating activities after changes in working capital items was $1,526,000 primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories. Current liabilities at March 31, 2005 include a customer advance deposit of $414,000 received in the third quarter of fiscal 2005.

For the nine month period ended March 31, 2005, the Company used $1,076,000 for capital expenditures funded from operating cash flow. Of this amount, $1,013,000 relates to the Company’s purchase of the property in Cypress, Texas where the Company’s subsidiary, A-G, is located. The purchase was completed during the quarter ended March 31, 2005. The property consists of approximately five acres and a 30,000 square foot building which was constructed in 1997. The remaining capital expenditures ($63,000) relate to new and replacement equipment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or special purpose entities and has not issued any guarantees other than the guarantee of an employment agreement between A-G and A-G’s president.

Contractual Obligations

During the nine month period ended March 31, 2006, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2005. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at March 31, 2006 and June 30, 2005.

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

Results of Operations

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Consolidated sales for the nine month period ended March 31, 2006 totaled $22,979,000, an increase of $9,558,000 or 71% from the corresponding period last year. Sales of geophysical equipment increased by $9,608,000 or 87%, due to higher volume of sales of complete energy source systems ($6,196,000), air gun replacement parts ($1,669,000), underwater electrical connectors and cables ($1,427,000), and Seismic Source Monitoring Systems (“SSMS”) ($316,000). Higher sales in the geophysical equipment business reflect the continuing strength in marine seismic activity. Industrial products sales for the nine month period ended March 31, 2006 decreased by $50,000 or 2% compared to the nine month period ended March 31, 2005.

Consolidated cost of sales as a percentage of consolidated sales was 60% for the nine month period ended March 31, 2006, unchanged from the nine month period ended March 31, 2005. Cost of sales as a percentage of sales for the geophysical equipment segment was 61% for the nine month period ended March 31, 2006 versus 60% for the nine month period ended March 31, 2005. The increase in the cost of sales percentage for geophysical equipment for the nine month period ended March 31, 2006 was primarily due to the APG system sale, recorded in the first quarter, which included several items of auxiliary equipment purchased from third-party suppliers. Third-party auxiliary equipment has significantly lower margins than the Company’s proprietary products. Excluding the APG system sale, cost of sales as a percentage of sales for the geophysical equipment segment for the nine month period ended March 31, 2006 would have been 59%, instead of 61%, reflecting higher manufacturing efficiencies associated with the increase in geophysical equipment sales, partially offset by higher material and labor costs. Effective February 1, 2006, the Company implemented a 6% price increase for air guns and related replacement parts in response to higher material and labor costs. Cost of sales as a percentage of sales for the industrial products segment decreased from 59% for the nine month period ended March 31, 2005 to 58% for the nine month period ended March 31, 2006 primarily due to lower indirect costs, including lower retirement plan cost. The Company implemented a 3% price increase for industrial products effective April 1, 2006.

Research and development costs for the nine month period ended March 31, 2006 increased by $19,000 or 9% from the nine months ended March 31, 2005. The reasons for this increase relate to further improvements to the APG guns and SSMS. SSMS is utilized to measure air gun depth, air pressure, “near field” energy output for each gun array and to provide high pressure air flow control, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data.

Selling, general and administrative expenses increased by $286,000 for the nine month period ended March 31, 2006 from the nine month period ended March 31, 2005 primarily due to higher compensation expense ($422,000) partially offset by lower bad debt expense ($45,000), professional fees ($59,000) and advertising and trade show expense ($33,000). The increase in compensation expense reflects the addition of personnel, salary increases and bonus expense.

The provision for income taxes for the nine months ended March 31, 2006 was $1,725,000, an effective tax rate of 35%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the nine months ended March 31, 2005 was $516,000, an effective tax rate of 35%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales.

The above mentioned factors resulted in net income for the nine months ended March 31, 2006 of $3,224,000 compared to net income of $971,000 for the nine months ended March 31, 2005.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Consolidated sales for the three month period ended March 31, 2006 totaled $8,418,000, an increase of $3,303,000 or 65% from the three month period ended March 31, 2005. Sales of geophysical equipment increased by $3,421,000 or 80%, due primarily to higher volume of sales of complete energy source systems ($2,290,000), air gun replacement parts ($684,000) and underwater electrical connectors and cables ($394,000). During the three month period ended March 31, 2006, higher geophysical equipment sales reflected the continuing strength in marine seismic activity. Industrial products sales for the three month period ended March 31, 2006 decreased by $118,000 or 14% compared to the three month period ended March 31, 2005, primarily reflecting lower electric motor sales. The Company implemented a 3% price increase for industrial products effective April 1, 2006.

Consolidated cost of sales as a percentage of consolidated sales was 61% for the three month period ended March 31, 2006 unchanged from the three month period ended March 31, 2005. Cost of sales as a percentage of sales for the geophysical equipment segment was 62% for the three month period ended March 31, 2005 and decreased to 61% for the three month period ended March 31, 2006. The decrease in the cost of sales percentage for geophysical equipment for the three month period ended March 31, 2006 was primarily due to higher manufacturing efficiencies associated with the 80% increase in geophysical equipment sales and a lower provision for slow-moving and obsolete inventory, partially offset by higher material and labor costs. Effective February 1, 2006, the Company implemented a 6% price increase for air guns and related replacement parts in response to higher material and labor costs. Cost of sales as a percentage of sales for the industrial products segment increased from 54% for the three month period ended March 31, 2005 to 58% for the three month period ended March 31, 2006. The increase in the cost of sales as a percentage of sales for industrial products was primarily due to higher labor cost and lower manufacturing efficiencies associated with the 14% sales decrease.

Research and development costs for the three month period ended March 31, 2006 increased by $3,000 or 4% from the three month period ended March 31, 2005. The Company continued work in both three month periods on further improvements to APG guns and SSMS.

Selling, general and administrative expenses increased by $76,000 or 6% for the three month period ended March 31, 2006 from the three month period ended March 31, 2005 primarily due to higher compensation expense ($148,000), partially offset by lower professional fees and bad debt expense.

The provision for income taxes for the three month period ended March 31, 2006 was $655,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with export sales, partially offset by currently payable state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for the three month period ended March 31, 2005 was $215,000, an effective tax rate of 31%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with export sales and an increase in the state deferred tax asset, partially offset by currently payable state income taxes and deferred income taxes attributable to goodwill amortization for tax purposes.

The above mentioned factors resulted in net income for the three month period ended March 31, 2006 of $1,307,000 compared to net income of $483,000 for the three month period ended March 31, 2005.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonable supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At March 31, 2006 and June 30, 2005, approximately $1,621,000 and $1,944,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At March 31, 2006, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $1,072,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate as to the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the nine month period ended March 31, 2006, the inventory valuation reserve was decreased by $8,000, and no items were scrapped or disposed of.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2006 and June 30, 2005 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax accounts decreased by $114,000 from a net deferred asset of $17,000 at June 30, 2005 to a net deferred liability of $97,000 at March 31, 2006, reflecting principally the utilization of the alternative minimum tax credit carry-forward ($38,000) and amortization of goodwill for tax purposes ($75,000).

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2005 and 2004 and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. The Company’s goodwill carrying amounts relate solely to the acquisitions of Custom Products and A-G, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

Goodwill represents approximately 35% of the Company’s total assets at March 31, 2006 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

Recent Accounting Developments

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which is an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company believes that SFAS 155 will not have an impact on the Company’s consolidated financial statements because the Company does not engage in hybrid financial instruments, does not have any beneficial interests in securitized financial assets and does not have any special purpose entities.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS 156”) which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The Company believes that SFAS 140 and 156 will not have an impact on the Company’s consolidated financial statements because the Company does not service financial assets and liabilities.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BOLT TECHNOLOGY CORPORATION

Date: May 11, 2006	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2006	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001).†

10.3	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.4	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).†

10.5	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.6	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.7	Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005).†

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	filed herewith
†	Management contract or compensatory plan.