Form 10-K
period 2006-06-30
BOLT TECHNOLOGY CORP
filed 2006-09-28
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates on December 31, 2005: $69,979,484.

As of September 20, 2006 there were 5,587,917 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2006 Annual Meeting, which will be filed no later than 120 days after June 30, 2006, are incorporated by reference in Part III to the extent stated in this report.

Note Regarding Forward-Looking Statements

Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, and (v) the risk of fluctuations in future operating results. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe” and similar expressions are intended to identify forward-looking statements.

PART I

Preliminary Note: In this annual report on Form 10-K, we refer to Bolt Technology Corporation and its subsidiaries as “we,” “our,” “us,” “the registrant” or “the Company,” unless the context clearly indicates otherwise.

ITEM 1. Business

The Company was organized as a corporation in 1962. We operate in two business segments: geophysical equipment and industrial products. Our geophysical equipment segment develops, manufactures and sells marine seismic energy sources and underwater electrical connectors and cables, seismic source monitoring systems, air gun signature hydrophones and pressure transducers used by the marine seismic industry. Our industrial products segment develops, manufactures and sells miniature industrial clutches, brakes and sub-fractional horsepower electric motors. See Notes 2 and 9 to the Consolidated Financial Statements for information regarding industry segments and sales by geographic areas.

The Company consists of three operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Custom Products Corporation (“Custom Products”). Bolt and A-G are in the “geophysical equipment” segment. Bolt manufactures and sells air guns and replacement parts, and A-G manufactures and sells underwater electrical connectors and cables, seismic source monitoring systems and hydrophones. Custom Products, which is in the “industrial products” segment, manufactures and sells miniature industrial clutches and brakes and sells sub-fractional horsepower electrical motors.

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

The Company’s Annular Port Air Gun (“APG Gun”) provides significant improvements in both operating efficiency and acoustic output. The principal feature of the APG Gun is an annulus containing the air chamber and shuttle valve surrounding a hollow passage through which air supply hoses and electrical control cables are routed. This configuration permits the implementation of simplified multi-gun arrays that produce less towing drag while being easier to deploy and retrieve than conventional air gun arrays. Significant improvements in operating efficiency are also achieved by shielding fragile hoses and cables from the effects of the high pressure air blast released from the air gun. The Company shipped the first order for APG Guns in the first quarter of fiscal 2004. The Company’s second order for APG Guns was received in fiscal 2005 and was shipped in fiscal 2006. During fiscal 2006, several orders for APG Guns were received and shipped.

The Company’s various models of air guns typically range in price from $9,000 to $28,000. A majority of the air guns sold are priced in the $11,000 range. A significant source of the Company’s revenue comes from the sale of replacement parts for the Company’s air guns.

Underwater Cables, Connectors and Hydrophones

The Company’s marine cables and connectors are injection molded of thermoplastic polyurethane designed for use with marine air gun firing lines, bulkhead connectors and other underwater connectors required in seismic vessel operations.

The Company’s signature hydrophones and pressure transducers are designed for use with marine air guns in a high shock environment. The purpose of the hydrophone and pressure transducer is for “near field” measurements of the outgoing energy waveforms from air guns and pressure monitoring.

The Company’s cables and connectors, hydrophones and pressure transducers are used with marine air guns manufactured by the Company as well as air guns manufactured by others.

In fiscal 2004, the Company completed development of stage one of its digital Seismic Source Monitoring System (“SSMS”). SSMS is utilized by marine seismic contractors to measure air gun depth, air pressure, and “near field” energy output for each gun array to enhance the accuracy and therefore the usefulness of 3-D seismic survey data. Subsequently, the Company developed stage two of SSMS to provide high pressure air flow control to air guns. The first sales of SSMS were made in fiscal 2005 and amounted to approximately

$300,000. During fiscal 2006, SSMS sales increased to approximately $900,000. Based on the interest of potential customers, the Company currently anticipates further sales of this product in fiscal 2007, and continued SSMS research and development to improve its usefulness.

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

Long-Lived Assets

Long-lived assets consist of the following: property, plant and equipment; goodwill; and other non-current assets. All of the Company’s long-lived assets are located in the U.S. As of June 30, 2006, 2005 and 2004, the Company’s long-lived assets totaled $13,713,000, $12,962,000 and $12,043,000, respectively.

Foreign Sales

During fiscal 2006, 2005 and 2004, approximately 71%, 48% and 56%, respectively, of the Company’s sales were derived from customers outside the United States. See Note 9 to the Consolidated Financial Statements for information regarding the geographic distribution of sales.

Backlog

Geophysical Equipment

Because of the short period between order and shipment dates for the principal portion of geophysical equipment sales, the dollar amount of current backlog is not considered to be a reliable indicator of future sales.

Industrial Products

As of June 30, 2006, we had an order backlog of $1,058,000 as compared to $1,198,000 at June 30, 2005. We estimate that substantially all of the backlog as of June 30, 2006 will be shipped during the fiscal year ending June 30, 2007.

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

Research and Development

Our ability to compete successfully depends upon, among other things, the development of new products as well as the improvement of the technical capabilities of our existing products. During the fiscal years 2006, 2005 and 2004, we spent $289,000, $271,000 and $208,000, respectively, to develop new products and to upgrade existing products. The Company’s primary research and development efforts over the last three years have been focused on the development and field testing of SSMS and the APG Gun.

Employees

As of June 30, 2006, we employed 100 people on a full-time basis, all of whom are employed in the United States. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that relations with employees are good.

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

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks and other measures. We currently own 13 patents relating to the manufacture of our products, with expiration dates from 2006 to 2020. Most of these patents are United States patents. These patents have been of value in the growth of our business and may continue to be of value in the future. However, we believe our business is not primarily dependent upon patent protection, and therefore the expiration of our patents would not have a material adverse effect on our business.

Major Customers

Geophysical Equipment

Historically, a significant portion of our sales has been attributable to a few large customers. In fiscal 2006, WesternGeco LLC (“Western”), Veritas DGC, Inc. (“Veritas”) and Compagnie Generale de Geophysique (“CGG”) accounted for 22%, 8% and 7% of consolidated sales, respectively. In fiscal 2005, Western, Veritas and CGG accounted for 14%, 11% and 8% of consolidated sales, respectively. The loss of Western, Veritas or CGG as a customer or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Industrial Products

No customer accounted for more than 10% of consolidated revenue in fiscal year 2006.

ITEM 1A. Risk Factors

Item 1.A. Risk Factors

An investment in our common stock involves various risks. Set forth below are the risks that we believe are material to our investors. When considering an investment in our common stock, you should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this report. The risks described below could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this report. The risk factors described below are not the only ones we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic conditions.

You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 2 of this report. All forward-looking statements made by us are qualified by the risk factors described below.

Industry Related Risks

Technological change in the seismic industry requires us to make substantial research and development expenditures and may render our technology obsolete.

The market for our geophysical equipment products is characterized by changing technology and new product introductions. Our air gun technology may become obsolete due to the introduction of a superior technology. We must invest substantial capital to develop and produce successfully and timely new and enhanced geophysical equipment products to stay abreast of technological change. We have no assurance that we will receive an adequate rate of return on such investment. If we are unable to stay abreast of technological change, we will be unable to compete in the future. If we are not competitive, our business, our results of operations and financial condition will be materially and adversely affected.

Volatility of oil and natural gas prices, which is affected by factors outside of our control, affects demand for our geophysical equipment products.

Sales of our geophysical equipment products correlate highly with oil and natural gas price trends, which are typically cyclical. If oil and natural gas prices are high, as is currently the case, marine seismic activity increases. This increases demand for our geophysical equipment products. If oil and natural gas prices are low, the level of marine seismic activity decreases. This decreases demand for our geophysical equipment products. In extreme cases, when oil and natural gas prices are significantly lower, older seismic vessels are decommissioned and the geophysical equipment on those ships is removed and put into storage for future use. Under such a scenario, our revenues would further decrease while our customers deplete stored inventories prior to placing new orders. Accordingly, a decrease in oil and natural gas prices could decrease our customers’ activity and decrease demand for our geophysical equipment products. Any decrease in demand for our geophysical equipment products could have a material adverse effect on our results of operations and financial condition.

Oil and gas prices are typically cyclical and affected by many factors. These include:

•	the level of worldwide oil and gas production and exploration activity

•	worldwide economic conditions and its effect on worldwide demand for energy

•	the policies of the Organization of Petroleum Exporting Countries

•	the cost of producing oil and gas

•	interest rates and the cost of capital

•	technological advances affecting hydrocarbon consumption

•	environmental regulation

•	level of oil and gas inventories

•	tax policies

•	weather-related factors that may disrupt oil and gas exploration

•	policies of national governments

•	war, civil disturbances and political instability.

We expect prices for oil and natural gas to continue to be volatile due to circumstances outside of our control and to continue to affect our customers’ level of activity and the demand for our products.

Company Specific Risks

Loss of any major customer or consolidation among major customers could materially and adversely impact our results of operations and financial condition.

We have a concentration of business with a few major customers who are independent contractors performing marine seismic surveys on behalf of major oil companies. Sales to these major customers are significant in relation to our consolidated revenues. In addition, a large percentage of our consolidated accounts receivable balance at the end of any accounting period is from these customers. The loss of any major customer could have a material and adverse impact on our results of operations and financial condition. This risk would increase if consolidation of oil service companies continues. Additional information relating to concentration of business with a few major customers is provided in Note 9 to the Consolidated Financial Statements and in “Management Discussion and Analysis – Liquidity and Capital Resources”.

We derive a significant amount of our revenues from foreign sales, which pose additional risks, including economic, political and other uncertainties.

Our foreign sales are significant in relation to consolidated sales. In fiscal 2006, sales outside of the United States accounted for approximately 71% of our consolidated net sales. We believe that export sales will remain a significant percentage of our revenue. Our sales contracts are denominated in U.S. dollars. Fluctuations in foreign exchange rates could make it more difficult for our overseas customers to meet their U.S. dollar obligations. In addition, sales of our products to customers operating in foreign countries that experience political/economic instability or armed conflict, could result in difficulties in delivering and installing complete energy source systems within those geographic areas and receiving payment from these customers. These factors could materially adversely affect our results of operations and financial condition. Refer to Note 9 to the Consolidated Financial Statements for additional information relating to foreign sales.

We experience fluctuations in operating results.

Complete air gun systems sales, which typically are large dollar amounts, do not occur in every accounting period. In certain periods, several complete air gun system sales may be recorded, and none in other periods. This “uneven” sales pattern is due largely to our customers’ schedules for the anticipated completion date for building a new seismic vessel or the target date for outfitting a conventional vessel to do seismic work. Customer demand for air gun replacement parts and underwater electrical connectors and cables is ongoing, but the demand level for these products varies based on oil and gas prices and trends. Accordingly, our results of operations can vary significantly from one fiscal quarter to another and from one fiscal year to another. This may cause volatility in the price of the Company’s common stock.

An impairment of goodwill could reduce our earnings and stockholders’ equity.

Our consolidated goodwill balance at June 30, 2006 accounts for 32% of consolidated assets at that date. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets of the business. Our goodwill balance relates exclusively to the acquisition of subsidiaries. Generally accepted accounting principles require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate non-cash charge to earnings with a corresponding reduction in goodwill. Refer to Notes 1 and 2 to the Consolidated Financial Statements for additional information relating to goodwill.

Weak sales demand or obsolescence of our inventory may require an increase to our inventory valuation reserve.

A significant source of our revenue arises from the sale of replacement parts required by customers who have previously purchased our products. As a result, we maintain a large quantity of parts on hand that may not be sold or used in final assemblies for a lengthy time. Management has established an inventory valuation reserve to recognize that certain inventory may become obsolete or supplies may be in excess. The inventory valuation reserve is a significant estimate made by management. The actual results may differ from this estimate, and the difference could be material. The inventory valuation reserve is adjusted at the close of each accounting period, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by our inventory valuation policy. Increases to the inventory reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased to reflect scrapped or disposed of items. Weak sales demand or obsolescence may require an increase to the inventory valuation reserve, and such an increase may have a material and adverse impact on our results of operations with a corresponding decrease to inventory. Refer to Notes 1 and 3 to the Consolidated Financial Statements for additional information relating to the inventory valuation reserve.

Failure to achieve and maintain effective internal controls could adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. We also may be required to restate our financial statements. If these events occur, investors may lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We may be unable to obtain broad intellectual property protection for our current and future products, which could result in loss of revenue and any competitive advantage we hold.

Certain of the proprietary technologies used in our geophysical equipment and industrial products are not patent protected. We rely on a combination of patent, common laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technologies. Our competitors may attempt to copy aspects of our products despite our efforts to protect our proprietary rights, or may design around the proprietary features of our products. Policing unauthorized use of our proprietary rights is difficult, and we are unable to determine the extent to which such use occurs. Also, the laws of certain foreign countries do not offer as much protection for proprietary rights as the laws of the United States. Further, obtaining, maintaining or defending intellectual property rights in many countries is costly. The cost of pursuing any intellectual property claim against a third party, whether in the United States or in a foreign country, could be significant.

From time to time third parties may claim that we have infringed upon their intellectual property rights. Any such claims, with or without merit, could be time consuming, result in costly litigation and possible injunctions, require product modifications, cause product shipment delays or require us to enter into royalty or licensing arrangements. Such claims could have a material adverse effect on our results of operations and financial condition.

The loss of any member of our senior management and other key employees may adversely affect our results of operations.

Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to larger companies. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees, except for employment agreements with our Chief Executive Officer and our subsidiary presidents. There is no assurance that any of our senior management or other key personnel will continue in such capacity for any particular period of time. If we lose the services of one or more of our senior management or other key employees, our operations may be materially adversely affected. We do not maintain “key man” life insurance for any of our senior management or other key employees.

Provisions in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our stockholders to sell their shares for a premium.

Our certificate of incorporation and bylaws, such as certain provisions that have the effect of delaying or preventing a third party from obtaining control of our company. These provisions may reduce or eliminate our stockholders’ ability to sell their shares of common stock at a premium. These provisions include a classified board, regulation of the nomination and election of directors, limiting who may call special stockholder meetings and requiring the vote of the holders of 95% of all shares of our stock to authorize certain business combinations.

Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us.

We have not paid cash dividends on our common stock since 1985 and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

The market price of our common stock may be volatile.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly in the future. Many factors cause the market price of our common stock to fluctuate, including, but not limited to (i) the limited volume of trading in our common stock and (ii) sales of our common stock by large institutional investors and others. These market fluctuations may adversely affect the market price of our common stock.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

The following table sets forth certain information with respect to the Company’s principal properties, all of which are leased, except for the Cypress, Texas facility, which is owned.

Location	Nature of Property	Approximate Area (Sq. Feet)	Expiration Date of Lease
Norwalk, Connecticut	Manufacturing	21,600	2008
Norwalk, Connecticut	Administration/Engineering/Sales	6,600	2008
Houston, Texas	Sales Office	150	2007
North Haven, Connecticut	Administration/Manufacturing	6,500	2009
Cypress, Texas	Administration/Manufacturing	30,000	Owned

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

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed on the American Stock Exchange under the symbol “BTJ.” The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated:

Fiscal 2006	High	Low
First Quarter	$8.84	$6.45
Second Quarter	15.00	6.67
Third Quarter	19.85	10.20
Fourth Quarter	16.20	10.26

Fiscal 200	High	Low
First Quarter	$4.73	$3.60
Second Quarter	5.25	3.80
Third Quarter	6.80	4.85
Fourth Quarter	6.80	5.16

The number of stockholders of record at September 20, 2006 was 217. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

We have not paid a dividend since 1985. We do not intend to pay cash dividends on our Common Stock in the foreseeable future. Any decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors that the Board of Directors may deem relevant.

The Company did not make any repurchases of the Company’s equity securities during fiscal 2006.

Equity Compensation Plan Information

The following table sets forth aggregate information for the Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan, which is the Company’s only equity compensation plan in effect as of June 30, 2006, and which was approved by the Company’s stockholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	166,189	$3.08	—
Equity compensation plans not approved by security holders	—	—	—
Total	166,189	$3.08	—

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

	Years Ended June 30,
	2006	2005	2004	2003	2002
(In thousands, except per share amounts)

Income Statement Data:

Sales	$32,591	$18,796	$14,806	$10,842	$17,991

Costs and expenses:
Cost of sales	19,049	10,973	9,135	7,116	9,967
Research and development	289	271	208	206	253
Selling, general and administrative	5,958	5,099	4,170	3,873	4,520
Interest expense (income), net	(135)	(47)	(15)	(18)	162

	25,161	16,296	13,498	11,177	14,902

Income (loss) before income taxes	7,430	2,500	1,308	(335)	3,089
Provision (benefit) for income taxes	2,585	841	455	(174)	1,218

Net income (loss)	$4,845	$1,659	$853	$(161)	$1,871

Per Share Data:
Earnings (loss) per common share:
Basic	$0.89	$0.31	$0.16	$(0.03)	$0.35
Diluted	$0.86	$0.30	$0.16	$(0.03)	$0.35
Average number of common shares outstanding:
Basic	5,464	5,419	5,414	5,414	5,412
Diluted	5,631	5,533	5,489	5,414	5,416

Financial Data:
Working capital	$15,055	$10,450	$9,330	$8,331	$8,479
Total assets	34,611	27,316	22,574	21,776	22,860
Current portion of long-term debt	—	—	—	—	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	28,332	23,075	21,392	20,539	20,700
Cash dividends paid	—	—	—	—	—

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. After an industry wide slowdown in marine seismic activity in fiscal 2003, marine seismic exploration activity started to improve during fiscal 2004, and this improvement has continued throughout fiscal 2005 and fiscal 2006. The high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. As a result, the Company’s geophysical equipment sales increased 89% in fiscal 2006 compared to fiscal 2005 as customer orders increased substantially for complete energy source systems, replacement parts for energy source systems, SSMS and underwater electrical connectors and cables. The Company believes that the oil services industry will continue to show increased activity in fiscal 2007 based on several factors, including: the Company expects seismic vessel demand to exceed supply in calendar year 2006 and beyond, and expects increased demand to resurvey tracts using improved technology to obtain better seismic data and/or to survey new areas in deeper waters.

Sales in the industrial products segment decreased by 1% for the year ended June 30, 2006 compared to the year ended June 30, 2005. With continuing improvement in the U.S. economy, the Company anticipates that industrial products sales should increase in fiscal 2007.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet continued to strengthen during fiscal 2006. Working Capital at June 30, 2006 was $15.1 million, an increase of 44% from the amount at June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, the Company believes that current cash and cash equivalent balances and projected cash flow from operations are adequate to meet foreseeable operating needs in fiscal 2007.

Year Ended June 30, 2006

At June 30, 2006, the Company had $4,580,000 in cash and cash equivalents. This amount is $926,000 or 25% higher than the amount of cash and cash equivalents at June 30, 2005. For fiscal 2006, cash flow from operating activities after changes in working capital items was $1,508,000 primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories.

For fiscal 2006, the Company used $994,000 for capital expenditures funded from operating cash flow which relate to new and replacement equipment. Of this amount, approximately $697,000 relates to the purchase of 2 new machines for the geophysical equipment segment. The Company estimates that capital expenditures for fiscal 2007 will approximate $500,000, which will be funded from operating cash flow. These anticipated capital expenditures will relate primarily to new and replacement production machinery.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At June 30, 2006 and June 30, 2005, the five customers with the highest accounts receivable balances represented 71% and 69%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Year Ended June 30, 2005

At June 30, 2005, the Company had $3,654,000 in cash and cash equivalents. For the year ended June 30, 2005, cash and cash equivalents increased by $764,000 or 26% from the amount at June 30, 2004. Cash flow from operating activities after changes in operating assets and liabilities was $1,978,000 for the year ended June 30, 2005, primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories. Current liabilities at June 30, 2005 included a customer deposit of $414,000 received in the third quarter of fiscal 2005.

For the year ended June 30, 2005, the Company used $1,238,000 for capital expenditures funded from operating cash flow. Of this amount, $1,013,000 relates to the Company’s purchase of the property in Cypress, Texas, where the Company’s subsidiary, A-G, is located. The purchase was completed during the quarter ended March 31, 2005. The property consists of approximately five acres and a 30,000 square foot building which was constructed in 1997. The remaining capital expenditures ($225,000) relate to new and replacement equipment purchased in the ordinary course of business.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or any special purpose entities and has not issued any guarantees other than the guarantee of A-G’s obligations under an employment agreement between A-G and A-G’s president.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2006 and 2005. The Company is obligated for minimum lease payments as of June 30, 2006 under several operating leases for its facilities as follows:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$584,000	$347,000	$237,000	—	—

Such amounts are exclusive of any “additional rent” for taxes, utilities or similar charges, under triple net leases. See Note 8 to the Consolidated Financial Statements under “Lease Commitments” for further information regarding future payments and other information relating to such leases.

Securities and Exchange Commission Informal Inquiry

By letter dated January 23, 2004, the Company was informed that the staff of the Securities and Exchange Commission (the “Staff”) had begun an informal inquiry regarding certain corporate and accounting matters. In its letter, the Staff stated that the inquiry should not be construed to indicate that any federal securities laws had been violated or to reflect on the integrity of any person, the Company or its securities. Although the Company believes that it has acted properly and legally and is voluntarily cooperating with the Staff’s informal inquiry, it can neither predict the length, scope or results of the informal inquiry, or the impact, if any, on its operations. The Company has complied with the information requests of the Staff and has not received any requests for additional information since 2004.

Results of Operations

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Consolidated sales for the year ended June 30, 2006 totaled $32,591,000, an increase of $13,795,000 or 73% from the fiscal year ended June 30, 2005. Sales of geophysical equipment increased by $13,842,000 or 89%, due to higher volume of sales of complete energy source systems ($8,879,000), air gun replacement parts ($2,178,000), underwater electrical connectors and cables ($2,216,000), and SSMS ($569,000). Higher sales in the geophysical equipment business reflect the continuing strength in marine seismic activity.

Industrial products sales for the year ended June 30, 2006 decreased by $47,000 or 1% compared to the year ended June 30, 2005. The fiscal 2006 sales decrease reflects lower electric motor sales. The Company anticipates that, with continuing improvement in the U.S. economy, industrial products sales will show improvement in fiscal 2007.

Consolidated cost of sales as a percentage of consolidated sales was 58% for the year ended June 30, 2006, unchanged from the year ended June 30, 2005. Cost of sales as a percentage of sales for the geophysical equipment segment was 59% for the year ended June 30, 2006 unchanged from the year ended June 30, 2005. The cost of sales percentage for geophysical equipment for the year ended June 30, 2006 was adversely affected by: (i) higher raw material costs; (ii) higher labor costs; and (iii) certain sales which included several items of auxiliary equipment purchased from third-party suppliers. Third-party auxiliary equipment has significantly lower margins than the Company’s proprietary products. Effective February 1, 2006, the Company implemented a 6% price increase for air guns and related replacement parts in response to higher material and labor costs. Effective June 1, 2006, the Company implemented a 5% price increase for underwater electrical connectors and cables in response to higher material and labor costs. The adverse effect on the cost of sales percentage for geophysical equipment was offset by these price increases, resulting in an unchanged cost of sales percentage. Cost of sales as a percentage of sales for the industrial products segment increased from 56% for the year ended June 30, 2005 to 57% for the year ended June 30, 2006, reflecting higher compensation cost partially offset by lower retirement plan cost. The Company implemented a 3% price increase for industrial products effective April 1, 2006.

Research and development costs for the year ended June 30, 2006 increased by $18,000 or 7% from the year ended June 30, 2005. The reasons for this increase relate to further improvements to the APG guns and SSMS. SSMS is utilized to measure air gun depth, air pressure, “near field” energy output for each gun array and to provide high pressure air flow control, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company continues working on more advanced stages of SSMS that will deliver further benefits to customers.

Selling, general and administrative expenses increased by $859,000 for the year ended June 30, 2006 from the year ended June 30, 2005 primarily due to higher compensation expense ($829,000). The increase in compensation expense relates primarily to higher incentive compensation ($619,000).

The Company conducted, with the assistance of an independent valuation firm, an annual impairment test of goodwill balances as of July 1, 2006 and 2005. The results of these tests indicated that there was no impairment of the June 30, 2006 and 2005 goodwill balances.

The provision for income taxes for the year ended June 30, 2006 was $2,585,000, an effective tax rate of 35%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes, nondeductible expenses and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales. The provision for income taxes for the year ended June 30, 2005 was $841,000, an effective tax rate of 34% which was the same rate as the federal statutory rate, primarily due to the effect of state income taxes, nondeductible expenses and income taxes attributable to goodwill amortization for tax purposes fully offset by the tax benefit of export sales.

The above mentioned factors resulted in net income for the year ended June 30, 2006 of $4,845,000 compared to net income of $1,659,000 for the year ended June 30, 2005.

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Consolidated sales for the year ended June 30, 2005 totaled $18,796,000, an increase of $3,990,000 or 27% from the fiscal year ended June 30, 2004. Sales of geophysical equipment increased by $3,808,000 or 32% due primarily to higher volume of complete energy source system sales ($416,000), air gun replacement parts ($1,866,000), underwater electrical connectors ($1,226,000) and SSMS ($300,000). Higher sales in the geophysical equipment business reflect the increase in marine seismic activity in fiscal 2005.

Industrial products sales for the year ended June 30, 2005 increased by $182,000 or 6% compared to the year ended June 30, 2004, reflecting higher volume associated with improvement in the domestic economy.

Consolidated cost of sales as a percentage of consolidated sales was 58% for the year ended June 30, 2005 versus 62% for the year ended June 30, 2004. Cost of sales as a percentage of sales for the geophysical segment decreased from 63% for the year ended June 30, 2004 to 59% for the year ended June 30, 2005, due primarily to: higher manufacturing efficiencies associated with the 32% sales increase, a smaller addition to the inventory valuation reserve in fiscal 2005 and the implementation of a 6% price increase in January 2005. Cost of sales as a percentage of sales for the industrial products segment was 56% for the year ended June 30, 2005, unchanged from the year ended June 30, 2004. Although manufacturing costs increased in the industrial products segment, such increase was offset by a 5% price increase effective January 2005 and higher manufacturing efficiencies associated with the 6% sales increase in fiscal 2005.

Research and development costs for the year ended June 30, 2005 increased by $63,000 or 30% from the year ended June 30, 2004. The major portion of the research and development cost increase relates to the Company’s SSMS.

Selling, general and administrative expenses increased by $929,000 for the year ended June 30, 2005 from the year ended June 30, 2004 due primarily to higher: (a) compensation expense ($391,000), (b) professional fees ($112,000), (c) advertising and trade show expenses ($74,000) and (d) bad debt expense ($68,000).

The Company conducted, with the assistance of an independent valuation firm, an annual impairment test of goodwill balances as of July 1, 2005 and 2004. The results of these tests indicated that there was no impairment of the June 30, 2005 and 2004 goodwill balances.

The provision for income taxes for the year ended June 30, 2005 was $841,000, an effective tax rate of 34%, which was the same as the federal statutory rate of 34%, primarily due to the effect of state income taxes and nondeductible expenses, and income taxes attributable to goodwill amortization for tax purposes, offset by the tax benefit for export sales. The provision for income taxes for the year ended June 30, 2004 was $455,000, an effective tax rate of 35%, which was higher than the federal statutory rate of 34%, primarily due to the effect of state income taxes and nondeductible expenses and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit relating to export sales.

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

Although the Company believes that its estimates and assumptions are reasonable, these are based on information available at the end of each reporting period and involve inherent risks and uncertainties. Actual results may differ significantly from the Company’s estimates and its estimates could be different using different assumptions or conditions.

See Note 1 to Consolidated Financial Statements for additional information concerning significant accounting policies.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At June 30, 2006 and 2005, approximately $1,253,000 and $1,944,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At June 30, 2006, the cost of inventory which has more than a five-year supply on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $745,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2006, the inventory valuation reserve was increased by $135,000, and disposals totaled $345,000.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at June 30, 2006 and June 30, 2005 because future taxable income is believed to be sufficient to utilize the deferred tax asset. Net deferred tax accounts decreased by $220,000 from a net deferred asset of $17,000 at June 30, 2005 to a net deferred liability of $203,000 at June 30, 2006, reflecting principally the utilization of the alternative minimum tax credit carry-forward ($38,000), amortization of goodwill for tax purposes ($99,000) and reduction of the inventory valuation reserve ($82,000).

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2006 and 2005 and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

Goodwill represents approximately 32% of the Company’s total assets at June 30, 2006 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago. See Notes 1 and 2 to the Company’s Consolidated Financial Statements for additional information concerning goodwill.

Recent Accounting Developments:

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes that FIN 48 may have an impact on the Company’s financial statements when there is uncertainty regarding a certain tax position taken or to be taken. In such a situation, the provisions of FIN 48 will be utilized to evaluate, measure and record the tax position, as appropriate.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The Company believes that SFAS 156 will not have an impact on the Company’s consolidated financial statements because the Company does not service financial assets and liabilities.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which is an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The Company believes that SFAS 155 will not have an impact on the Company’s consolidated financial statements because the Company does not engage in hybrid financial instruments, does not have any beneficial interests in securitized financial assets and does not have any special purpose entities.

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” The Company believes that FIN 47 will not have an impact on the Company’s consolidated financial statements because the Company has not engaged in and does not anticipate engaging in any conditional asset retirement obligations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

The information required under this Item 8 is set forth on pages F-1 through F-20 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of June 30, 2006. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information as to directors and executive officers required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K (the “Definitive Proxy Statement”).

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

BOLT TECHNOLOGY CORPORATION

Date: September 28, 2006	By:	/ s / Raymond M. Soto
Raymond M. Soto
(Chairman of the Board, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s / Raymond M. Soto	Chairman of the Board,	September 28, 2006
(Raymond M. Soto)	President, Chief Executive
Officer and Director
(Principal Executive Officer)

/ s / Joseph Espeso	Senior Vice President - Finance,	September 28, 2006
(Joseph Espeso)	Chief Financial Officer and
Director (Principal Financial
Officer and Principal
Accounting Officer)

/ s / Kevin M. Conlisk	Director	September 28, 2006
(Kevin M. Conlisk)

/ s / Michael H. Flynn	Director	September 28, 2006
(Michael H. Flynn)

/ s / George R. Kabureck	Director	September 28, 2006
(George R. Kabureck)

/ s / Joseph Mayerick, Jr.	Director	September 28, 2006
(Joseph Mayerick, Jr.)

/ s / Stephen F. Ryan	Director	September 28, 2006
(Stephen F. Ryan)

/ s / Gerald H. Shaff	Director	September 28, 2006
(Gerald H. Shaff)

/ s / Gerald A. Smith	Director	September 28, 2006
(Gerald A. Smith)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bolt Technology Corporation

Norwalk, Connecticut

We have audited the consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule of Bolt Technology Corporation, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of July 1, 2005.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
August 22, 2006

Bolt Technology Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$4,580,000	$3,654,000
Accounts receivable, less allowance for uncollectible accounts of $93,000 in 2006 and $72,000 in 2005	7,639,000	3,043,000
Inventories	8,196,000	7,141,000
Deferred income taxes	233,000	354,000
Other current assets	250,000	162,000

Total current assets	20,898,000	14,354,000

Property, Plant and Equipment:
Land	253,000	253,000
Buildings	760,000	760,000
Leasehold improvements	362,000	348,000
Machinery and equipment	7,427,000	6,359,000

	8,802,000	7,720,000
Less accumulated depreciation	(6,199,000)	(5,905,000)

	2,603,000	1,815,000

Goodwill, net	10,999,000	11,042,000
Other Assets	111,000	105,000

Total assets	$34,611,000	$27,316,000

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,389,000	$2,100,000
Accrued expenses	2,296,000	1,042,000
Income taxes payable	1,158,000	348,000
Customer deposit	—	414,000

Total current liabilities	5,843,000	3,904,000

Deferred Income Taxes	436,000	337,000

Total liabilities	6,279,000	4,241,000

Stockholders’ Equity:
Common stock, no par value, authorized 9,000,000 shares; issued and outstanding 5,560,686 in 2006 and 5,423,960 in 2005	26,588,000	26,176,000
Retained Earnings (Accumulated deficit)	1,744,000	(3,101,000)

Total Stockholders’ Equity	28,332,000	23,075,000

Total liabilities and stockholders’ equity	$34,611,000	$27,316,000

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Consolidated Statements of Income

	For the Years Ended June 30,
	2006	2005	2004
Revenues:
Sales	$32,591,000	$18,796,000	$14,806,000

Costs and Expenses:
Cost of sales	19,049,000	10,973,000	9,135,000
Research and development	289,000	271,000	208,000
Selling, general and administrative	5,958,000	5,099,000	4,170,000
Interest income	(135,000)	(47,000)	(15,000)

	25,161,000	16,296,000	13,498,000

Income before income taxes	7,430,000	2,500,000	1,308,000
Provision for income taxes	2,585,000	841,000	455,000

Net income	$4,845,000	$1,659,000	$853,000

Earnings per share:
Basic	$0.89	$0.31	$0.16
Diluted	$0.86	$0.30	$0.16

Average number of common shares outstanding:
Basic	5,464,266	5,418,952	5,414,357
Diluted	5,630,767	5,533,382	5,488,510

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$4,845,000	$1,659,000	$853,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	294,000	284,000	279,000
Deferred income taxes	263,000	469,000	415,000

	5,402,000	2,412,000	1,547,000
Change in operating assets and liabilities:
Accounts receivable	(4,596,000)	(707,000)	(641,000)
Inventories	(1,143,000)	(2,454,000)	269,000
Other assets	(94,000)	5,000	(30,000)
Accounts payable	289,000	1,639,000	(19,000)
Accrued expenses	1,254,000	376,000	(19,000)
Income taxes payable	810,000	293,000	(17,000)
Customer deposit	(414,000)	414,000	—

Net cash provided by operating activities	1,508,000	1,978,000	1,090,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(994,000)	(1,238,000)	(122,000)

Net cash used in investing activities	(994,000)	(1,238,000)	(122,000)

Cash Flows From Financing Activities:
Exercise of stock options	412,000	24,000	—

Net cash provided by financing activities	412,000	24,000	—

Net increase in cash	926,000	764,000	968,000
Cash and cash equivalents at beginning of year	3,654,000	2,890,000	1,922,000

Cash and cash equivalents at end of year	$4,580,000	$3,654,000	$2,890,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$1,513,000	$79,000	$63,000
Non-cash transactions:
Transfer of inventory to property, plant and equipment	$88,000	$—	$122,000

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 15 to 30 years for buildings, over the term of the lease for leasehold improvements and 5 to 10 years for machinery and equipment. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Goodwill and Other Long-Lived Assets:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at June 30, 2006 and 2005 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also requires an annual goodwill impairment test. The goodwill balance was tested for impairment as of July 1, 2006 and 2005 and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 2 to Consolidated Financial Statements for additional information concerning goodwill.

The Company’s other long-lived assets consist of property, plant and equipment and other non-current assets. The Company reviews for the impairment of these assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of June 30, 2006 and 2005 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Income Taxes:

The provision for income taxes is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision (benefit) for income taxes is the sum of the amount of income tax paid or payable for the year determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company’s deferred tax assets and liabilities. See Note 4 to Consolidated Financial Statements for additional information concerning the provision for income taxes and deferred tax accounts.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

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

Under the modified prospective approach, SFAS No. 123 Revised applies to new awards and to awards that were outstanding on July 1, 2005 that are substantially modified, repurchased or cancelled. Under the modified prospective approach, compensation cost to be recognized in fiscal 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 Revised. There was no compensation cost recognized in fiscal 2006 because all outstanding options were fully vested prior to June 30, 2005 and no new grants were awarded.

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

Prior to July 1, 2005, the Company had adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” in 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation” in 1997. Under SFAS No. 123, as amended by SFAS No. 148, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company adopted the disclosure-only provisions, as permitted by SFAS Nos. 123 and 148. In this regard, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock based plan. Accordingly, no compensation was recognized for grants under the Company’s stock option plan. Had compensation cost for stock options granted been determined in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, net income and earnings per share for fiscal 2005 and 2004 would have been as follows:

	Years Ended June 30,
	2005	2004
Net income, as reported	$1,659,000	$853,000

Additional compensation cost determined under the fair value method for all stock option grants, net of income tax effect	—	101,000

Net income, pro forma	$1,659,000	$752,000

Basic earnings per share:

As reported	$0.31	$0.16
Pro forma	$0.31	$0.14

Diluted earnings per share:

As reported	$0.30	$0.16
Pro forma	$0.30	$0.14

See Note 6 to Consolidated Financial Statements for additional information concerning stock options.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

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

	Years Ended June 30,
	2006	2005	2004
Net income available to common stockholders	$4,845,000	$1,659,000	$853,000

Divided by:
Weighted average common shares	5,464,266	5,418,952	5,414,357
Weighted average common share equivalents	166,501	114,430	74,153

Total weighted average common shares and common share equivalents	5,630,767	5,533,382	5,488,510

Basic earnings per share	$0.89	$0.31	$0.16

Diluted earnings per share	$0.86	$0.30	$0.16

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

For the fiscal years ended June 30, 2006 and 2005, the calculations include common share equivalents relating to all outstanding stock options because the average market price was higher than the exercise prices. For the fiscal year ended June 30, 2004, the calculations do not include options to acquire 28,000 shares, since their inclusion would have been anti-dilutive.

Recent Accounting Developments:

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes that FIN 48 may have an impact on the Company’s financial statements when there is uncertainty regarding a certain tax position taken or to be taken. In such a situation, the provisions of FIN 48 will be utilized to evaluate, measure and record the tax position, as appropriate.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS 156”) which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The Company believes that SFAS 156 will not have an impact on the Company’s consolidated financial statements because the Company does not service financial assets and liabilities.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which is an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The Company believes that SFAS 155 will not have an impact on the Company’s consolidated financial statements because the Company does not engage in hybrid financial instruments, does not have any beneficial interests in securitized financial assets and does not have any special purpose entities.

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

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” The Company believes that FIN 47 will not have an impact on the Company’s consolidated financial statements because the Company has not engaged in and does not anticipate engaging in any conditional asset retirement obligations.

Note 2 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of Custom Products in fiscal year 1998 and A-G in fiscal year 1999, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

The composition of the net goodwill balance at June 30 by reporting segment is as follows:

	2006	2005
A-G (Geophysical Equipment Segment)	$7,679,000	$7,679,000
Custom Products (Industrial Products Segment)	3,320,000	3,363,000

	$10,999,000	$11,042,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the year ended June 30, 2006 of $43,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2006 and 2005, and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying value, the Company considers goodwill not to be impaired. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s method of determining the fair value of the Custom and A-G reporting units is to obtain from the valuation company an estimate of the fair value of these reporting units based on up to three different valuation approaches: (a) a capitalized cash flow method, (b) a market approach that gives consideration to the prices paid for publicly traded stocks, and (c) a projected net income approach that examines the projected net income of certain publicly traded stocks and determines a multiple of earnings that the valuation specialist believes should be applied to the business unit’s estimated earnings.

The Company reviewed the estimated fair values utilizing each of the above approaches, and utilized the discounted cash flow method when reviewing for impairment. The results of the other methods were also generally consistent with the Company’s conclusion that goodwill was not impaired. The Company also compared the values from the above approaches to the market capitalization of the Company (including the Bolt unit, which has no goodwill reflected in the financial statements) to provide an overall test to ascertain the reasonableness of the approach used.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Goodwill represents approximately 32% of the Company’s total assets at June 30, 2006 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

See Note 1 to Consolidated Financial Statements for additional information concerning goodwill.

Note 3 – Inventories

Inventories at June 30 consist of the following:

	2006	2005
Finished goods	$—	$1,586,000
Raw materials and sub-assemblies	7,917,000	5,811,000
Work-in-process	784,000	459,000

	8,701,000	7,856,000
Less-Reserve for inventory valuation	(505,000)	(715,000)

	$8,196,000	$7,141,000

Although the Company does not generally maintain finished goods inventory, at June 30, 2005 a large order was complete and was ready for shipment, awaiting final shipping destination information from the customer. The finished goods inventory balance at June 30, 2005 represents the cost of this order, which was recorded as a sale during the three months ended September 30, 2005.

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At June 30, 2006 and 2005, approximately $1,253,000 and $1,944,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At June 30, 2006, the cost of inventory which has more than a five-year supply on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $745,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2006, the inventory valuation reserve was increased by $135,000, and disposals totaled $345,000. The inventory valuation reserve balance and activity information is presented in Schedule II Valuation and Qualifying Accounts for fiscal years 2004, 2005 and 2006.

Note 4 – Income Taxes

Income tax expense consists of the following for the three years ended June 30:

	2006	2005	2004
Current:
Federal	$2,130,000	$275,000	$(32,000)
State	192,000	96,000	72,000
Deferred:
Federal	239,000	494,000	415,000
State	24,000	(24,000)	—

Income tax expense	$2,585,000	$841,000	$455,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes is as follows:

	Years Ended June 30,
	2006	2005	2004
Statutory rate	34%	34%	34%
State income taxes, net of federal tax benefit	2	1	4
Nondeductible expenses	1	1	1
Exempt income from foreign sales	(2)	(2)	(4)

Effective rate	35%	34%	35%

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset and liability accounts at June 30 were as follows:

	2006	2005
Net deferred tax asset - current:
Tax loss carry-forward	$—	$47,000
Inventory valuation reserve	197,000	279,000
Allowance for uncollectible accounts	36,000	28,000

Total	$233,000	$354,000

Net deferred tax liability-noncurrent:
Tax loss carry-forward	$24,000	$—
Alternative minimum tax credit carry-forward	—	38,000
Property, plant and equipment depreciation	82,000	68,000
Amortization of goodwill	(542,000)	(443,000)

Total	$(436,000)	$(337,000)

Note 5 – Benefit Plans

The Company maintains defined contribution retirement plans covering substantially all employees who satisfy the age and service requirements of the plans. The Company’s contributions to the plans are discretionary and for the years ended June 30, 2006, 2005 and 2004 amounted to $206,000, $219,000, and $213,000, respectively.

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

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

A summary of the Stock Option Plan at June 30, 2006, 2005 and 2004 and the changes during the years ended on those dates is presented below.

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	311,975	$3.17	335,000	$3.20	357,000	$3.39
Granted	—	—	—	—	—	—
Exercised	(138,786)	$3.20	(18,025)	$3.78	—	—
Expired	(7,000)	$4.56	(5,000)	$3.05	(22,000)	$6.32

Outstanding at end of year	166,189	$3.08	311,975	$3.17	335,000	$3.20

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At June 30, 2006	Weighted Average Exercise Price
$3.05-$3.45	166,189	1.6 Years	$3.08	166,189	$3.08

The aggregate intrinsic value (market price at June 30, 2006 less the weighted average exercise price) of outstanding stock options at June 30, 2006 was approximately $1,494,000.

The fair value of options granted in January and June 2003 was $1.09 per share as estimated on the date of grant using the Black-Scholes option-pricing model .

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Note 7 – Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three years ended June 30, 2006 were as follows:

	Common Stock		Retained Earnings (Accumulated Deficit )	Total
	Shares	Amount
Balance June 30, 2003	5,414,357	$26,152,000	$(5,613,000)	$20,539,000
Net income	—	—	853,000	853,000

Balance June 30, 2004	5,414,357	26,152,000	(4,760,000)	21,392,000
Exercise of stock options	9,603	24,000	—	24,000
Net income	—	—	1,659,000	1,659,000

Balance June 30, 2005	5,423,960	26,176,000	(3,101,000)	23,075,000
Exercise of stock options	136,726	412,000	—	412,000
Net income	—	—	4,845,000	4,845,000

Balance June 30, 2006	5,560,686	$26,588,000	$1,744,000	$28,332,000

Note 8 – Commitments and Contingencies

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require the customer to provide a letter of credit or an advance payment. In limited cases, the Company will grant customers extended payment terms of up to 12 months. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Historically, the Company has not incurred significant credit related losses. The Company invests its excess cash in time deposits with maturities of usually less than one month in an effort to maintain safety and liquidity.

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable and accrued expenses reflected in the June 30, 2006 and 2005 balance sheets approximate carrying values at those dates.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Lease Commitments:

The following table presents the Company’s future minimum lease payments as of June 30, 2006 relating to its non-cancelable operating leases with terms in excess of one year:

Years Ended June 30,	Amount
2007	$347,000
2008	200,000
2009	37,000
2010 and beyond	—

Total	$584,000

Under such operating leases, rent expense amounted to $373,000, $475,000 and $512,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

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

Employment Severance Agreements:

The Company has a severance compensation plan for the executive officers of the Company, except for the president and chief executive officer, which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan.

The Company also has employment agreements with its president and chief executive officer and the president of A-G, which provide for severance in the case of voluntary or involuntary termination following a change in control. These employment agreements have terms through June 30, 2008 and 2009, respectively, subject to extension as set forth in the agreements.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $3,954,000 at June 30, 2006. No amounts were due as of that date because no events had occurred which would have required such liability.

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current or pending litigation.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Securities and Exchange Commission Informal Inquiry:

By letter dated January 23, 2004, the Company was informed that the staff of the Securities and Exchange Commission (the “Staff”) had begun an informal inquiry regarding certain corporate and accounting matters. In its letter, the Staff stated that the inquiry should not be construed to indicate that any federal securities laws had been violated or to reflect on the integrity of any person, the Company or its securities. Although the Company believes that it has acted properly and legally and is voluntarily cooperating with the Staff’s informal inquiry, it can neither predict the length, scope or results of the informal inquiry, or the impact, if any, on its operations. The Company has complied with the information requests of the Staff, and has not received any requests for additional information since 2004.

Note 9 – Segment and Customer Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt Technology Corporation and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the years ended June 30, 2006, 2005 and 2004.

Fiscal Year ended June 30, 2006	Geophysical Equipment	Industrial Products	Total
Sales	$29,393,000	$3,198,000	$32,591,000
Interest income	135,000	—	135,000
Depreciation and amortization	274,000	20,000	294,000
Income before income taxes	6,759,000	671,000	7,430,000
Segment assets	29,875,000	4,736,000	34,611,000
Fixed asset additions	971,000	23,000	994,000

Fiscal Year ended June 30, 2005	Geophysical Equipment	Industrial Products	Total
Sales	$15,551,000	$3,245,000	$18,796,000
Interest income	47,000	—	47,000
Depreciation and amortization	262,000	22,000	284,000
Income before income taxes	1,903,000	597,000	2,500,000
Segment assets	22,676,000	4,640,000	27,316,000
Fixed asset additions	1,208,000	30,000	1,238,000

Fiscal Year ended June 30, 2004	Geophysical Equipment	Industrial Products	Total
Sales	$11,743,000	$3,063,000	$14,806,000
Interest income	15,000	—	15,000
Depreciation and amortization	250,000	29,000	279,000
Income before income taxes	775,000	533,000	1,308,000
Segment assets	17,828,000	4,746,000	22,574,000
Fixed asset additions	102,000	20,000	122,000

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

The Company does not allocate income taxes to segments.

The following table reports sales by country for the years ended June 30, 2006, 2005 and 2004. Sales are attributed to each country based on the location of the customer.

	2006	2005	2004
United States	$9,321,000	$9,728,000	$6,575,000
Norway	6,969,000	3,105,000	3,796,000
United Arab Emirates	6,068,000	773,000	90,000
Peoples Republic of China	2,494,000	417,000	896,000
France	2,118,000	1,191,000	809,000
India	1,820,000	158,000	108,000
Singapore	1,240,000	448,000	429,000
United Kingdom	715,000	1,141,000	876,000
Japan	621,000	747,000	350,000
Former Soviet Union	387,000	336,000	377,000
Canada	301,000	206,000	133,000
Germany	66,000	32,000	32,000
Mexico	29,000	109,000	135,000
Other	442,000	405,000	200,000

	$32,591,000	$18,796,000	$14,806,000

A relatively small number of customers has accounted for the Company’s geophysical equipment segment sales. Customers accounting for 10% or more of consolidated sales for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Customer A	22%	14%	7%
Customer B	8	11	10

Note 10 – Accrued Expenses

Accrued expenses at June 30, 2006 and 2005 consist of the following:

	2006	2005
Compensation and related taxes	$1,176,000	$600,000
Compensated absences	308,000	270,000
Commissions payable	533,000	102,000
Other	279,000	70,000

	$2,296,000	$1,042,000

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Note 11 – Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the years ended June 30, 2006 and 2005.

	Quarter Ended
2006	Sept. 30	Dec. 31	March 31	June 30
Sales	$7,994,000	$6,567,000	$8,418,000	$9,612,000
Gross profit	3,040,000	2,740,000	3,323,000	4,439,000
Income before taxes	1,610,000	1,377,000	1,962,000	2,481,000
Net income	1,020,000	897,000	1,307,000	1,621,000
Basic earnings per share	$0.19	$0.17	$0.24	$0.29
Diluted earnings per share	$0.18	$0.16	$0.23	$0.29

	Quarter Ended
2005	Sept. 30	Dec. 31	March 31	June 30
Sales	$3,839,000	$4,467,000	$5,115,000	$5,375,000
Gross profit	1,522,000	1,880,000	1,993,000	2,428,000
Income before taxes	340,000	449,000	698,000	1,013,000
Net income	211,000	277,000	483,000	688,000
Basic earnings per share	$0.04	$0.05	$0.09	$0.13
Diluted earnings per share	$0.04	$0.05	$0.09	$0.12

Bolt Technology Corporation and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Three Years Ended June 30, 2006

		A d d i t i o n s
Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Charged To Other Accounts		Deductions		Balance At End Of Year
Allowance for uncollectible accounts:
2004	$60,000	$25,000	$—		$(25,000	)(b)	$60,000
2005	60,000	93,000	—		(81,000	)(b)	72,000
2006	72,000	73,000	—		(52,000	)(b)	93,000

Reserve for inventory valuation:
2004	$1,197,000	$243,000	$36,000	(a)	$(882,000	)(c)	$594,000
2005	594,000	127,000	—		(6,000	)(c)	715,000
2006	715,000	135,000	—		(345,000	)(c)	505,000

(a)	Charged to inventory.
(b)	Accounts written-off.
(c)	Inventory disposed of.