Form 10-Q
period 2006-09-30
BOLT TECHNOLOGY CORP
filed 2006-11-14
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

At November 10, 2006, there were 5,587,917 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Sales	$10,001,000	$7,994,000

Costs and Expenses:

Cost of sales	5,434,000	4,954,000
Research and development	81,000	69,000
Selling, general and administrative	1,567,000	1,386,000
Interest income	(42,000)	(25,000)

	7,040,000	6,384,000

Income before income taxes	2,961,000	1,610,000
Provision for income taxes	959,000	590,000

Net income	$2,002,000	$1,020,000

Earnings per share:
Basic	$0.36	$0.19

Diluted	$0.35	$0.18

Average shares Outstanding:
Basic	5,571,933	5,434,656

Diluted	5,676,731	5,607,761

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (unaudited)	June 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,878,000	$4,580,000
Accounts receivable, net	7,040,000	7,639,000
Inventories, net	9,774,000	8,196,000
Deferred income taxes	248,000	233,000
Other	307,000	250,000

Total current assets	23,247,000	20,898,000

Property, Plant and Equipment, net	2,624,000	2,603,000
Goodwill, net	10,988,000	10,999,000
Other Assets	116,000	111,000

Total assets	$36,975,000	$34,611,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,783,000	$2,389,000
Accrued expenses	1,735,000	2,296,000
Income taxes payable	1,154,000	1,158,000
Customer deposits	520,000	—

Total current liabilities	6,192,000	5,843,000

Deferred Income Taxes	449,000	436,000

Total liabilities	6,641,000	6,279,000

Stockholders’ Equity:
Common stock	26,588,000	26,588,000
Retained earnings	3,746,000	1,744,000

Total stockholders’ equity	30,334,000	28,332,000

Total liabilities and stockholders’ equity	$36,975,000	$34,611,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$2,002,000	$1,020,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	92,000	65,000
Deferred income taxes	9,000	77,000

	2,103,000	1,162,000
Changes in operating assets and liabilities:
Accounts receivable	599,000	(1,640,000)
Inventories	(1,578,000)	1,166,000
Other assets	(62,000)	2,000
Accounts payable	394,000	(1,000,000)
Accrued expenses	(561,000)	537,000
Income taxes payable	(4,000)	234,000
Customer deposits	520,000	(34,000)

Net cash provided by operating activities	1,411,000	427,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(113,000)	(70,000)

Net cash used by investing activities	(113,000)	(70,000)

Net increase in cash and cash equivalents	1,298,000	357,000
Cash and cash equivalents at beginning of period	4,580,000	3,654,000

Cash and cash equivalents at end of period	$5,878,000	$4,011,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$954,000	$279,000

Non-cash transactions:
Exercise of stock option in exchange for note receivable	$—	$55,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1– Basis of Presentation

The consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three month periods ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the three month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Goodwill and Other Long-Lived Assets:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at September 30, 2006 and June 30, 2006 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also requires an annual goodwill impairment test. The goodwill balance was tested for impairment as of July 1, 2006 and 2005, and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

The Company’s other long-lived assets consist of property, plant and equipment and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of September 30, 2006 and June 30, 2006 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Income Taxes:

The provision for income taxes is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision (benefit) for income taxes is the sum of the amount of income tax paid or payable for the period determined by applying the provisions of enacted tax laws to the taxable income for that period and the net change during the period in the Company’s deferred tax assets and liabilities. See Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning the provision for income taxes and deferred tax accounts.

Stock-Based Compensation:

Effective July 1, 2005, the Company adopted SFAS 123 (Revised 2004), “Share Based Payment” (SFAS 123 (R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123 (R), the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock options.

Under the modified prospective approach, SFAS 123 (R) applies to new awards and to awards that were outstanding on July 1, 2005 that are substantially modified, repurchased or cancelled. Under the modified prospective approach, compensation cost to be recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). There was no compensation cost recognized in fiscal 2006 or the three month period ending September 30, 2006.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value over the exercise price of the option. Prior to the adoption of SFAS 123 (R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. In accordance with SFAS 123 (R), future Consolidated Statements of Cash Flows presentations will report the tax benefits from the exercise of stock options as financing cash flows.

On September 28, 2006, the Board of Directors voted to approve the adoption of the Bolt Technology Corporation 2006 Stock Option Plan (the “2006 Stock Option Plan”) and recommended that the Company’s stockholders approve the 2006 Stock Option Plan at the Company’s Annual Meeting of Stockholders to be held on November 21, 2006. No options will be granted under the 2006 Stock Option Plan prior to such stockholder approval. If the Company’s stockholders approve the 2006 Stock Option Plan and the Company provides share based payments in the future, the Company will fair value these awards and recognize the cost in the financial statements in accordance with the requirements of SFAS 123 (R).

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005
Net income available to common stockholders	$2,002,000	$1,020,000

Divided by:
Weighted average common shares (basic)	5,571,933	5,434,656

Weighted average common share equivalents	104,798	173,105

Total weighted average common shares and common share equivalents (diluted)	5,676,731	5,607,761

Basic earnings per share	$0.36	$0.19

Diluted earnings per share	$0.35	$0.18

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

The composition of the net goodwill balance by reporting segment is as follows:

	September 30, 2006	June 30, 2006
Geophysical Equipment Segment	$7,679,000	$7,679,000
Industrial Products Segment	3,309,000	3,320,000

	$10,988,000	$10,999,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the three month period ended September 30, 2006 of $11,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2006 and 2005, and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company.

Goodwill represents approximately 30% of the Company’s total assets at September 30, 2006 and is thus a significant estimate by management. Even if management’s estimate was incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

Note 4 – Income Taxes

Income tax expense consists of the following for the three month periods ended September 30:

	2006	2005
Current:
Federal	$884,000	$450,000
State	66,000	64,000

Deferred:
Federal	16,000	52,000
State	(7,000)	24,000

Income tax expense	$959,000	$590,000

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2006	June 30, 2006
Raw materials and sub-assemblies	9,274,000	$7,917,000
Work in process	1,032,000	784,000

	10,306,000	8,701,000
Less - reserve for inventory valuation	(532,000)	(505,000)

	$9,774,000	$8,196,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At September 30, 2006 and June 30, 2006, approximately $1,438,000 and $1,253,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At September 30, 2006, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $749,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the three month period ended September 30, 2006, the inventory valuation reserve was increased by $27,000, and no items were scrapped or disposed of.

Note 6 – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	September 30, 2006	June 30, 2006
Land	$253,000	$253,000
Buildings	760,000	760,000
Leasehold improvements	375,000	362,000
Machinery and equipment	7,512,000	7,427,000

	8,900,000	8,802,000
Less - accumulated depreciation	(6,276,000)	(6,199,000)

	$2,624,000	$2,603,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the three month periods ended September 30, 2006 and 2005:

Three months ended September 30, 2006

	Geophysical Equipment	Industrial Products	Total
Sales	$9,046,000	$955,000	$10,001,000
Interest income	42,000	—	42,000
Depreciation	82,000	10,000	92,000
Income before income taxes	2,652,000	309,000	2,961,000
Segment assets	32,194,000	4,781,000	36,975,000
Fixed asset additions	87,000	26,000	113,000

Three months ended September 30, 2005

	Geophysical Equipment	Industrial Products	Total
Sales	$7,236,000	$758,000	$7,994,000
Interest income	25,000	—	25,000
Depreciation	60,000	5,000	65,000
Income before income taxes	1,470,000	140,000	1,610,000
Segment assets	23,434,000	4,675,000	28,109,000
Fixed asset additions	70,000	—	70,000

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

A summary of changes in the 1993 Stock Option Plan during the three month period ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	166,189	$3.08
Granted	—	—
Exercised	(32,786)	$3.05
Expired	—	—

Outstanding at September 30, 2006	133,403	$3.09

The aggregate intrinsic value (market price at September 30, 2006 less the weighted average exercise price) of outstanding stock options at September 30, 2006 was approximately $1,374,000.

The expiration dates for the outstanding options at September 30, 2006 are: 12,000 shares on November 26, 2007; 119,403 shares on January 22, 2008; and 2,000 shares on June 30, 2008. The options at September 30, 2006 consisted of 64,761 qualified stock options and 68,642 non-qualified stock options.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to changes in oil and gas prices and fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, and (v) the risk of fluctuations in future operating results. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe” and similar expressions are intended to identify forward-looking statements.

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. After an industry wide slowdown in marine seismic activity in fiscal 2003, marine seismic exploration activity started to improve during fiscal 2004, and this improvement has continued throughout fiscal 2005, 2006 and the first three months of fiscal 2007. The high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. As a result, the Company’s geophysical equipment sales increased 25% in the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005. The Company believes that the oil services industry will continue at a strong level of activity in fiscal 2007 based on several factors, including: the Company expects seismic vessel demand to exceed supply and expects increased demand to resurvey tracts using improved technology to obtain better seismic data and/or to survey new areas in deeper waters. Although recent oil prices have declined somewhat from their record highs of a few months ago, the Company continues to experience strong incoming orders, requests for quotations and general customer inquiries.

Sales in the industrial products segment increased by 26% for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005. With continued improvement in the U.S. economy, the Company anticipates that industrial products sales for fiscal 2007 will be higher than fiscal 2006 sales.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet continued to strengthen during the three month period ended September 30, 2006. Working capital at September 30, 2006 was $17.1 million, an increase of 13% from the amount at June 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006, the Company believes that current cash and cash equivalent balances and projected cash flow from operations are adequate to meet foreseeable operating needs in fiscal 2007.

Three Months Ended September 30, 2006

At September 30, 2006, the Company had $5,878,000 in cash and cash equivalents. This amount is $1,298,000 or 28% higher than the amount of cash and cash equivalents at June 30, 2006. For the three month period ended September 30, 2006, cash flow from operating activities after changes in working capital items was $1,411,000 primarily due to net income adjusted for depreciation and deferred income taxes, lower accounts receivable and higher current liabilities partially offset by higher inventories.

For the three month period ended September 30, 2006, the Company used $113,000 for capital expenditures funded from operating cash flow which relate to new and replacement equipment. The Company estimates that capital expenditures for fiscal 2007 will approximate $600,000, which will be funded from operating cash flow. These anticipated capital expenditures will relate primarily to replacement of production machinery and a small expansion of the Cypress, Texas manufacturing facility.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At September 30, 2006 and June 30, 2006, the five customers with the highest balances due represented 58% and 71%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Three Months Ended September 30, 2005

At September 30, 2005, the Company had $4,011,000 in cash and cash equivalents. For the three month period ended September 30, 2005, cash and cash equivalents increased by $357,000 or 10% from the amount at June 30, 2005. For the three month period ended September 30, 2005, cash flow from operating activities after changes in working capital items was $427,000 primarily due to net income adjusted for depreciation and deferred income taxes and lower inventories partially offset by higher accounts receivable and lower current liabilities.

For the three month period ended September 30, 2005, the Company used $70,000 for capital expenditures funded from operating cash flow which relate to new and replacement equipment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or any special purpose entities and has not issued any guarantees other than the guarantee of A-G’s obligations under an employment agreement between A-G and A-G’s president.

Contractual Obligations

During the three month period ended September 30, 2006, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2006. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at September 30, 2006 and June 30, 2006.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Consolidated sales for the three month period ended September 30, 2006 totaled $10,001,000, an increase of $2,007,000 or 25% from the three month period ended September 30, 2005. Sales of geophysical equipment increased by $1,810,000 or 25%, due to higher volume of sales of complete energy source systems and air gun replacement parts ($909,000) and underwater electrical connectors, cables and seismic source monitoring systems (“SSMS”) ($901,000). Higher sales in the geophysical equipment business reflect the continuing strength in marine seismic activity. Industrial products sales for the three month period ended September 30, 2006 increased by $197,000 or 26% compared to the three month period ended September 30, 2005 due primarily to higher sales of slip clutches reflecting continued growth in the U.S. economy.

Consolidated gross profit as a percentage of consolidated sales (“Gross Margin”) was 46% for the three month period ended September 30, 2006, versus 38% for the three month period ended September 30, 2005. Gross Margin for the geophysical equipment segment was 45% for the three month period ended September 30, 2006 versus 38% for the three month period ended September 30, 2005. The Gross Margin improvement was due to higher manufacturing efficiencies associated with the 25% increase in geophysical equipment sales and higher pricing, partially offset by higher material and labor costs. (Effective February 1, 2006, the Company implemented a 6% price increase for air guns and related replacement parts in response to higher material and labor costs. Effective June 1, 2006, the Company implemented a 5% price increase for underwater electrical cables and connectors.) In addition, the Gross Margin for the three month period ended September 30, 2005 was adversely affected by sales of auxiliary equipment purchased from third party suppliers. Third party auxiliary equipment has significantly lower gross profit margins than the Company’s proprietary products. Gross Margin for the industrial products segment increased from 40% for the three month period ended September 30, 2005 to 49% for the three month period ended September 30, 2006 primarily due to higher manufacturing efficiencies associated with the 26% sales increase and higher pricing. (The Company implemented a 3% price increase for industrial products effective April 1, 2006.)

Research and development costs for the three month period ended September 30, 2006 increased by $12,000 or 17% from the three months ended September 30, 2005. The reasons for this increase relate to further improvements to the APG guns and SSMS. SSMS is utilized to measure air gun depth, air pressure, “near field” energy output for each gun array and to provide high pressure air flow control, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company continues working on more advanced stages of SSMS which will deliver further benefits to customers.

Selling, general and administrative expenses increased by $181,000 for the three month period ended September 30, 2006 from the three month period ended September 30, 2005 primarily due to higher compensation expense ($166,000). The increase in compensation expense reflects the addition of personnel, salary increases and higher incentive compensation.

The provision for income taxes for the three months ended September 30, 2006 was $959,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits for export sales and the manufacturer’s deduction partially offset by state income taxes and income taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for the three months ended September 30, 2005 was $590,000, an effective tax rate of 37%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales.

The above mentioned factors resulted in net income for the three months ended September 30, 2006 of $2,002,000 compared to net income of $1,020,000 for the three months ended September 30, 2005.

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

Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the end of each reporting period and involve inherent risks and uncertainties. Actual results may differ significantly from the Company’s estimates and its estimates could be different using different assumptions or conditions.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At September 30, 2006 and June 30, 2006, approximately $1,438,000 and $1,253,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At September 30, 2006, the cost of inventory which has more than a five-year supply of inventory on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $749,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the three month period ended September 30, 2006, the inventory valuation reserve was increased by $27,000, and no items were scrapped or disposed of.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2006 and June 30, 2006 because future taxable income is believed to be sufficient to utilize any deferred tax assets. Net deferred tax accounts decreased by $2,000 from a net deferred liability of $203,000 at June 30, 2006 to a net deferred liability of $201,000 at September 30, 2006, reflecting principally higher inventory reserves ($10,000), higher state tax net operating loss carry-forward ($7,000), higher allowance for doubtful accounts ($5,000), lower depreciation for tax purposes ($5,000), partially offset by higher amortization of goodwill for tax purposes ($25,000).

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

Goodwill represents approximately 30% of the Company’s total assets at September 30, 2006 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago. See Notes 2 and 3 to the Company’s Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance regarding the methodology for quantifying and evaluating the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Application of the guidance in SAB 108 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) which is an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company believes that SFAS 158 will not have an impact on the Company’s consolidated financial statements because the Company does not have any defined benefit or other postretirement plans.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The purpose of this statement is to provide a single definition of fair value and to provide additional guidance relative to fair value measurements. The end result of SFAS 157 application will be consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company believes that it is unlikely that SFAS 157 will have any impact on the Company’s consolidated financial statements because the Company does not deal in transactions requiring complex fair value measurements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company believes that the provisions of FIN 48 are effective for the Company as of January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6 – Exhibits

Exhibits.

10.3	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (as previously filed as Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: November 14, 2006	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Date: November 14, 2006	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and
Chief Financial Officer (Principal Financial
and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended June 30, 2004).

10.3	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001.*†

10.4	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.5	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).†

10.6	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.7	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.8	Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.9	Letter dated February 11, 2005 exercising the option to purchase the property specified in the Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended December 31, 2004).

10.10	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005).†

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	filed herewith
†	Management contract or compensatory plan.