Form 10-Q
period 2006-12-31
BOLT TECHNOLOGY CORP
filed 2007-02-07
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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

At February 1, 2007, there were 5,598,892 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Sales	$12,267,000	$6,567,000	$22,268,000	$14,561,000

Costs and Expenses:

Cost of sales	6,871,000	3,827,000	12,305,000	8,781,000
Research and development	74,000	69,000	155,000	138,000
Selling, general and administrative	1,850,000	1,328,000	3,417,000	2,714,000
Interest income	(44,000)	(34,000)	(86,000)	(59,000)

	8,751,000	5,190,000	15,791,000	11,574,000

Income before income taxes	3,516,000	1,377,000	6,477,000	2,987,000
Provision for income taxes	1,146,000	480,000	2,105,000	1,070,000

Net income	$2,370,000	$897,000	$4,372,000	$1,917,000

Earnings per share:
Basic	$0.42	$0.17	$0.78	$0.35
Diluted	$0.42	$0.16	$0.77	$0.34

Average shares Outstanding:
Basic	5,588,698	5,435,960	5,580,316	5,435,308
Diluted	5,676,970	5,628,088	5,676,851	5,617,925

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2006 (unaudited)	June 30, 2006
Current Assets:
Cash and cash equivalents	$4,836,000	$4,580,000
Accounts receivable, net	9,454,000	7,639,000
Inventories, net	10,806,000	8,196,000
Deferred income taxes	248,000	233,000
Other	245,000	250,000

Total current assets	25,589,000	20,898,000

Property, Plant and Equipment, net	2,923,000	2,603,000
Goodwill, net	10,978,000	10,999,000
Other Assets	131,000	111,000

Total assets	$39,621,000	$34,611,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,591,000	$2,389,000
Accrued expenses	1,770,000	2,296,000
Income taxes payable	457,000	1,158,000
Customer deposits	559,000	—

Total current liabilities	6,377,000	5,843,000
Deferred Income Taxes	501,000	436,000

Total liabilities	6,878,000	6,279,000

Stockholders’ Equity:
Common stock	26,627,000	26,588,000
Retained earnings	6,116,000	1,744,000

Total stockholders’ equity	32,743,000	28,332,000

Total liabilities and stockholders’ equity	$39,621,000	$34,611,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$4,372,000	$1,917,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	178,000	139,000
Deferred income taxes	71,000	94,000
Compensation expense - stock option grants	13,000	—

	4,634,000	2,150,000
Changes in operating assets and liabilities:
Accounts receivable	(1,815,000)	(865,000)
Inventories	(2,610,000)	939,000
Other assets	(15,000)	44,000
Accounts payable	1,202,000	(609,000)
Accrued expenses	(526,000)	(89,000)
Income taxes payable	(701,000)	597,000
Customer deposits	559,000	(414,000)

Net cash provided by operating activities	728,000	1,753,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(498,000)	(117,000)

Net cash used by investing activities	(498,000)	(117,000)

Cash Flow From Financing Activities:
Exercise of stock options	26,000	—

Net cash provided by financing activities	26,000	—

Net increase in cash and cash equivalents	256,000	1,636,000
Cash and cash equivalents at beginning of period	4,580,000	3,654,000

Cash and cash equivalents at end of period	$4,836,000	$5,290,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$2,734,000	$379,000

Non-cash transactions:
Exercise of stock option in exchange for note receivable	$—	$55,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The consolidated balance sheet as of December 31, 2006, the consolidated statements of operations for the three month and six month periods ended December 31, 2006 and 2005 and the consolidated statements of cash flows for the six month periods ended December 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Goodwill and Other Long-Lived Assets:

Goodwill represents the excess cost over the value of net tangible assets acquired in business combinations and until June 30, 2001 was being amortized using the straight-line method over 20 years. Accumulated amortization at December 31, 2006 and June 30, 2006 was $1,750,000. Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill amortization ceased when the new standard was adopted. The standard also requires an annual goodwill impairment test and more frequent testing if impairment indicators arise. The goodwill balance was tested for impairment as of July 1, 2006 and 2005, and the tests indicated no impairment. The tests were conducted by management with the assistance of an independent valuation company. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

The Company’s other long-lived assets consist of property, plant and equipment and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of December 31, 2006 and June 30, 2006 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Stock-Based Compensation:

Effective July 1, 2005, the Company adopted SFAS 123 (Revised 2004), “Share Based Payment” (“SFAS 123 (R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123 (R), the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock options.

Under the modified prospective approach, SFAS 123 (R) applies to new awards and to awards that were outstanding on July 1, 2005 that are substantially modified, repurchased or cancelled. Under the modified prospective approach, compensation cost to be recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value over the exercise price of the option. Prior to the adoption of SFAS 123 (R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. In accordance with SFAS 123 (R), Consolidated Statements of Cash Flows presentations report the tax benefits from the exercise of stock options as financing cash flows.

The Company’s stockholders approved the adoption of the Bolt Technology Corporation 2006 Stock Option Plan (the “2006 Stock Option Plan”) at the Company’s Annual Meeting of Stockholders held on November 21, 2006. Compensation cost amounting to $13,000 was recognized in the six month period ended December 31, 2006 relating to 25,000 stock option grants awarded under the 2006 Stock Option Plan. These share based payments were fair valued and the related cost is being recognized in the Company’s results of operations over the vesting period in accordance with the requirements of SFAS 123 (R). No compensation cost was recognized in the six month period ending December 31, 2005.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three and six month periods ended December 31, 2006 and 2005:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income available to common stockholders	$2,370,000	$897,000	$4,372,000	$1,917,000

Divided by:
Weighted average common shares (basic)	5,588,698	5,435,960	5,580,316	5,435,308
Weighted average common share equivalents	88,272	192,128	96,535	182,617

Total weighted average common shares and common share equivalents (diluted)	5,676,970	5,628,088	5,676,851	5,617,925

Basic earnings per share	$0.42	$0.17	$0.78	$0.35

Diluted earnings per share	$0.42	$0.16	$0.77	$0.34

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

The composition of the net goodwill balance by reporting segment is as follows:

	December 31, 2006	June 30, 2006
Geophysical Equipment Segment	$7,679,000	$7,679,000
Industrial Products Segment	3,299,000	3,320,000

	$10,978,000	$10,999,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the six month period ended December 31, 2006 of $21,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

Goodwill represents approximately 28% of the Company’s total assets at December 31, 2006 and is thus a significant estimate by management. Even if management’s estimate was incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

Note 4 – Income Taxes

Income tax expense consists of the following for the six month periods ended December 31:

	2006	2005
Current:
Federal	$1,915,000	$872,000
State	119,000	105,000
Deferred:
Federal	47,000	69,000
State	24,000	24,000

Income tax expense	$2,105,000	$1,070,000

Note 5 – Inventories

Inventories consist of the following:

	December 31, 2006	June 30, 2006
Raw materials and sub-assemblies	$10,448,000	$7,917,000
Work in process	875,000	784,000

	11,323,000	8,701,000
Less - reserve for inventory valuation	(517,000)	(505,000)

	$10,806,000	$8,196,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At December 31, 2006 and June 30, 2006, approximately $1,376,000 and $1,253,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At December 31, 2006, the cost of inventory of which the Company has more than a five-year supply on hand and the cost of inventory of which the Company has had no sales during the last five years amounted to approximately $726,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the six month period ended December 31, 2006, the inventory valuation reserve was increased by $12,000, and no items were scrapped or disposed of.

Note 6 – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	December 31, 2006	June 30, 2006
Land	$253,000	$253,000
Buildings	840,000	760,000
Leasehold improvements	395,000	362,000
Machinery and equipment	7,797,000	7,427,000

	9,285,000	8,802,000
Less - accumulated depreciation	(6,362,000)	(6,199,000)

	$2,923,000	$2,603,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the six month periods ended December 31, 2006 and 2005:

Six months ended December 31, 2006

	Geophysical Equipment	Industrial Products	Total
Sales	$20,604,000	$1,664,000	$22,268,000
Interest income	86,000	—	86,000
Depreciation	162,000	16,000	178,000
Income before income taxes	6,077,000	400,000	6,477,000
Segment assets	35,026,000	4,595,000	39,621,000
Fixed asset additions	444,000	54,000	498,000

Six months ended December 31, 2005

	Geophysical Equipment	Industrial Products	Total
Sales	$12,997,000	$1,564,000	$14,561,000
Interest income	59,000	—	59,000
Depreciation	129,000	10,000	139,000
Income before income taxes	2,644,000	343,000	2,987,000
Segment assets	24,047,000	4,728,000	28,775,000
Fixed asset additions	102,000	15,000	117,000

The Company does not allocate income taxes to its segments.

Note 8 – Stock Options

The Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan provided for the granting of options to purchase up to 550,000 shares of Common Stock of the Company at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period of up to ten years. The plan also provided for the granting to non-employee directors of options to purchase 3,000 shares of Common Stock each time they were elected directors. Under the terms of the plan, no options can be granted subsequent to June 30, 2003 but options granted prior to that date remain in effect until such options have been exercised or terminated in accordance with the plan and the terms of such options.

A summary of changes in the 1993 Stock Option Plan during the six month period ended December 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	166,189	$3.08
Granted	—	—
Exercised	(40,761)	$3.07
Expired	—	—

Outstanding at December 31, 2006	125,428	$3.09

The aggregate intrinsic value (market price at December 31, 2006 less the weighted average exercise price) of outstanding stock options at December 31, 2006 was approximately $2,409,000.

The expiration dates for the outstanding options at December 31, 2006 are: 12,000 shares on November 26, 2007 and 113,428 shares on January 22, 2008. The outstanding options at December 31, 2006 consisted of 56,786 qualified and 68,642 non-qualified stock options.

The Bolt Technology Corporation 2006 Stock Option Plan (the “2006 Stock Option Plan”) was approved by the Company’s stockholders at the November 21, 2006 Annual Meeting of Stockholders. The 2006 Stock Option Plan provides for the granting of options to directors, officers and employees of the Company and its subsidiaries to purchase up to 500,000 shares of Common Stock of the Company at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period of up to ten years. The 2006 Stock Option Plan also provides for the granting to each non-employee director of options to purchase 5,000 shares of Common Stock on the date of his or her election to the Company’s Board of Directors and each year of election thereafter ending with the Company’s 2015 Annual Meeting of Stockholders. The two non-employee directors elected at the 2006 Annual Meeting of Stockholders were each granted options for 5,000 shares. In addition, the current non-employee directors who were directors elected at the Company’s Annual Meeting of Stockholders held in 2003, 2004 and 2005 were granted options for an aggregate of 15,000 shares. Accordingly, a total of 25,000 shares were granted to non-employee directors on November 21, 2006. Each option granted to a non-employee director has an option term of five years from the date of grant and shall be first exercisable with respect to 25% of shares covered under the option in each of the second through fifth years of its term. Under the terms of the 2006 Stock Option Plan, no options can be granted subsequent to June 30, 2016.

The fair value of options granted in November 2006 was $10.69 per share as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	67%
Risk-free interest rate	4.55%
Expected life (years)	5

The aggregate compensation expense, using the Black-Sholes option-pricing model, was $267,000. This expense, which is a non-cash item, is being recognized in the Company’s income statement over the five-year vesting period. During the six month period ended December 31, 2006, $13,000 of such compensation expense was recognized.

A summary of changes in the 2006 Stock Option Plan during the six month period ended December 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	—	—
Granted	25,000	$17.79
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2006	25,000	$17.79

The aggregate intrinsic value (market price at December 31, 2006 less the weighted average exercise price) of outstanding stock options at December 31, 2006 was approximately $113,000. The expiration date for the 25,000 outstanding options at December 31, 2006 is November 21, 2011, and all of these options are non-qualified.

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. After an industry wide slowdown in marine seismic activity in fiscal 2003, marine seismic exploration activity started to improve during fiscal 2004, and this improvement has continued throughout fiscal 2005, 2006 and the first six months of fiscal 2007. The high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. Despite a recent decrease in commodity prices, demand for the Company’s geophysical products remains strong. The Company’s geophysical equipment sales increased 59% in the six month period ended December 31, 2006 compared to the six month period ended December 31, 2005. In addition, the Company continues to experience strong incoming orders, requests for quotations and general customer inquiries. The Company believes that the oil services industry will continue at a strong level of activity for the remainder of fiscal 2007 based on several factors, including: the Company expects seismic vessel demand to exceed supply and expects increased demand to resurvey tracts using improved technology to obtain better seismic data and/or to survey new areas in deeper waters.

Sales in the industrial products segment increased by 6% for the six month period ended December 31, 2006 compared to the six month period ended December 31, 2005. With continued improvement in the U.S. economy, the Company is hopeful that industrial products sales for the last half of fiscal 2007 will be higher or at least comparable to product sales for the last half of fiscal 2006.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet continued to strengthen during the six month period ended December 31, 2006. Working capital at December 31, 2006 was $19.2 million, an increase of 28% from the amount at June 30, 2006.

At the end of fiscal year 2007, the Company’s filing status with the Securities and Exchange Commission will change from “non-accelerated” to “accelerated” because the market value of the Company’s Common Stock held by non-affiliates at December 31, 2006 exceeded $75 million. This change in status will, among other things, require the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by June 30, 2007. Section 404 requires management to evaluate the effectiveness of the Company’s internal controls over financial reporting and requires the external auditors to attest to and report on management’s evaluation of such controls. Management estimates that compliance with Section 404 will result in additional pre-tax administrative expense of approximately $400,000, most of which will be charged to operations in the last half of fiscal 2007.

Liquidity and Capital Resources

As of December 31, 2006, the Company believes that current cash and cash equivalent balances and projected cash flow from operations are adequate to meet foreseeable operating needs in fiscal 2007.

Six Months Ended December 31, 2006

At December 31, 2006, the Company had $4,836,000 in cash and cash equivalents. This amount is $256,000 or 6% higher than the amount of cash and cash equivalents at June 30, 2006. For the six month period ended December 31, 2006, cash flow from operating activities after changes in working capital items was $728,000 primarily due to net income adjusted for depreciation and deferred income taxes plus higher current liabilities substantially offset by higher inventories and accounts receivable.

For the six month period ended December 31, 2006, the Company used $498,000 for capital expenditures funded from operating cash flow. These expenditures related to new and replacement equipment. The Company estimates that capital expenditures for fiscal 2007 will approximate $700,000, which will be funded from operating cash flow. These anticipated capital expenditures will relate primarily to new and replacement equipment and a small expansion of the Cypress, Texas manufacturing facility.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At December 31, 2006 and June 30, 2006, the five customers with the highest balances due represented 65% and 71%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Six Months Ended December 31, 2005

At December 31, 2005, the Company had $5,290,000 in cash and cash equivalents. For the six month period ended December 31, 2005, cash and cash equivalents increased by $1,636,000 or 45% from the amount at June 30, 2005. For the six month period ended December 31, 2005, cash flow from operating activities after changes in working capital items was $1,753,000 primarily due to net income adjusted for depreciation and deferred income taxes and lower inventories partially offset by higher accounts receivable and lower current liabilities.

For the six month period ended December 31, 2005, the Company used $117,000 for capital expenditures funded from operating cash flow. These expenditures related to new and replacement equipment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or any special purpose entities and has not issued any guarantees other than the guarantee of A-G’s obligations under an employment agreement between A-G and A-G’s president.

Contractual Obligations

During the six month period ended December 31, 2006, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2006. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at December 31, 2006 and June 30, 2006.

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

Results of Operations

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Consolidated sales for the six month period ended December 31, 2006 totaled $22,268,000, an increase of $7,707,000 or 53% from the six month period ended December 31, 2005. Sales of geophysical equipment increased by $7,607,000 or 59%, due to higher volume of sales of complete energy source systems and air gun replacement parts ($5,876,000) and underwater electrical connectors and cables ($1,731,000). Higher sales in the geophysical equipment business reflect the continuing strength in marine seismic activity. Industrial products sales for the six month period ended December 31, 2006 increased by $100,000 or 6% compared to the six month period ended December 31, 2005 due primarily to higher sales of slip clutches and sub-fractional horsepower electric motors.

Consolidated gross profit as a percentage of consolidated sales (“Gross Margin”) was 45% for the six month period ended December 31, 2006, versus 40% for the six month period ended December 31, 2005. Gross Margin for the geophysical equipment segment was 45% for the six month period ended December 31, 2006 versus 39% for the six month period ended December 31, 2005. The Gross Margin improvement was due to higher manufacturing efficiencies associated with the 59% increase in geophysical equipment sales and higher pricing, partially offset by higher material and labor costs. In addition, the Gross Margin for the six month period ended December 31, 2005 was adversely affected by sales of auxiliary equipment purchased from third party suppliers. Third party auxiliary equipment has significantly lower gross profit margins than the Company’s proprietary products. Gross Margin for the industrial products segment increased from 43% for the six month period ended December 31, 2005 to 44% for the six month period ended December 31, 2006 primarily due to higher manufacturing efficiencies associated with the 6% sales increase and higher pricing.

Research and development costs for the six month period ended December 31, 2006 increased by $17,000 or 12% from the six months ended December 31, 2005. The reasons for this increase relate to higher compensation expense and higher costs due to inflation. These expenditures are associated with work being done to improve the Company’s Annular Port Air Guns (“APG guns”) and Seismic Source Monitoring System (“SSMS”). SSMS is utilized to measure air gun depth, air pressure, and “near field” energy output for each gun array and to provide high pressure air flow control, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company continues working on more advanced stages of SSMS which will deliver further benefits to customers.

Selling, general and administrative expenses increased by $703,000 for the six month period ended December 31, 2006 from the six month period ended December 31, 2005 primarily due to higher compensation expense ($444,000), advertising and trade show expense ($89,000), professional fees ($52,000) and freight out ($44,000). The increase in compensation expense reflects primarily higher incentive compensation, and higher advertising and trade show expense reflects elevated expenditures associated with promoting the Company’s geophysical products including international trade shows.

The provision for income taxes for the six months ended December 31, 2006 was $2,105,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits for export sales and the manufacturer’s deduction, partially offset by state income taxes and income taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for the six months ended December 31, 2005 was $1,070,000, an effective tax rate of 36%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales and the manufacturer’s deduction.

The above mentioned factors resulted in net income for the six month period ended December 31, 2006 of $4,372,000 compared to net income of $1,917,000 for the six month period ended December 31, 2005.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Consolidated sales for the three month period ended December 31, 2006 totaled $12,267,000, an increase of $5,700,000 or 87% from the three month period ended December 31, 2005. Sales of geophysical equipment increased by $5,799,000 or 101%, due to higher volume of sales of complete energy source systems and air gun replacement parts ($4,969,000) and underwater electrical connectors and cables ($830,000). Higher sales in the geophysical equipment business reflect the continuing strength in marine seismic activity. Industrial products sales for the three month period ended December 31, 2006 decreased by $99,000 or 12% compared to the three month period ended December 31, 2005 due primarily to lower sales of slip clutches.

Consolidated gross profit as a percentage of consolidated sales (“Gross Margin”) was 44% for the three month period ended December 31, 2006, versus 42% for the three month period ended December 31, 2005. Gross Margin for the geophysical equipment segment was 44% for the three month period ended December 31, 2006 versus 41% for the three month period ended December 31, 2005. The Gross Margin improvement was due to higher manufacturing efficiencies associated with the 101% increase in geophysical equipment sales and higher pricing, partially offset by higher material and labor costs. Gross Margin for the industrial products segment decreased from 45% for the three month period ended December 31, 2005 to 37% for the three month period ended December 31, 2006, primarily due to lower manufacturing efficiencies associated with the 12% sales decrease, partially offset by the impact of higher pricing.

Research and development costs for the three month period ended December 31, 2006 increased by $5,000 or 7% from the three months ended December 31, 2005. This increase was due to higher compensation expense and higher costs due to inflation. These expenditures are associated with work being done to improve APG guns and develop more advanced stages of SSMS.

Selling, general and administrative expenses increased by $522,000 for the three month period ended December 31, 2006 from the three month period ended December 31, 2005 primarily due to higher compensation expense ($280,000), advertising and trade show expense ($52,000), professional fees ($68,000) and shareholder relations expense ($34,000). The increase in compensation expense reflects primarily higher incentive compensation, and higher advertising and trade show expense reflects elevated expenditures associated with promoting the Company’s geophysical products including international trade shows.

The provision for income taxes for the three months ended December 31, 2006 was $1,146,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits for export sales and the manufacturer’s deduction, partially offset by state income taxes and income taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for the three months ended December 31, 2005 was $480,000, an effective tax rate of 35%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales and the manufacturer’s deduction.

The above mentioned factors resulted in net income for the three month period ended December 31, 2006 of $2,370,000 compared to net income of $897,000 for the three month period ended December 31, 2005.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At December 31, 2006 and June 30, 2006, approximately $1,376,000 and $1,253,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At December 31, 2006, the cost of inventory of which the Company has more than a five-year supply on hand and the cost of inventory of which the Company has had no sales during the last five years amounted to approximately $726,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the six month period ended December 31, 2006, the inventory valuation reserve was increased by $12,000, and no items were scrapped or disposed of.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at December 31, 2006 and June 30, 2006 because future taxable income is believed to be sufficient to utilize any deferred tax assets. Net deferred tax accounts increased by $50,000 from a net deferred liability of $203,000 at June 30, 2006 to a net deferred liability of $253,000 at December 31, 2006, reflecting principally higher amortization of goodwill for tax purposes ($50,000).

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

Goodwill represents approximately 28% of the Company’s total assets at December 31, 2006 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago. See Notes 2 and 3 to the Company’s Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance regarding the methodology for quantifying and evaluating the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Application of the guidance in SAB 108 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which is an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company believes that SFAS 158 will not have an impact on the Company’s consolidated financial statements because the Company does not have any defined benefit or other postretirement plans.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The purpose of this statement is to provide a single definition of fair value and to provide additional guidance relative to fair value measurements. The end result of SFAS 157 application will be consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company believes that it is unlikely that SFAS 157 will have any impact on the Company’s consolidated financial statements because the Company does not deal in transactions requiring complex fair value measurements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has not determined the effect, if any, of the adoption of FIN 48 on the Company’s consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders of the Company was held on November 21, 2006 to (1) elect three directors to hold office for a term of three years and (2) approve adoption of the Bolt Technology Corporation 2006 Stock Option Plan.

Each of the following directors was elected to serve as a director to hold office for three years or until his successor is elected and qualified:

Name of Director:	Votes for:	Votes withheld:
Michael H. Flynn	4,366,496	868,764
George Kabureck	4,381,529	853,731
Raymond M. Soto	4,399,979	835,281

Six incumbent directors, Messrs. Kevin M. Conlisk, Joseph Espeso, Joseph Mayerick Jr., Stephen F. Ryan, Gerald H. Shaff and Gerald A. Smith continue to serve on the Company’s Board of Directors.

The 2006 Stock Option Plan was approved by the stockholders based on the following votes:

For:	1,710,084
Against:	538,787
Abstain:	72,638
Broker non-votes:	2,913,751

Item 6 – Exhibits

Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: February 7, 2007	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2007	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Bolt Technology Corporation 2006 Stock Option Plan (incorporated by reference to Appendix B to Schedule 14A filed October 20, 2006).†

10.3	Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended June 30, 2004).

10.4	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006).†

10.5	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.6	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).†

10.7	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.8	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.9	Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.10	Letter dated February 11, 2005 exercising the option to purchase the property specified in the Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended December 31, 2004).

10.11	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005).†

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	filed herewith
†	Management contract or compensatory plan.