Form 10-Q
period 2007-03-31
BOLT TECHNOLOGY CORP
filed 2007-05-07
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-12075

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

At May 1, 2007, there were 5,614,892 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Sales	$12,728,000	$8,418,000	$34,996,000	$22,979,000

Costs and Expenses:

Cost of sales	6,667,000	5,095,000	18,972,000	13,876,000
Research and development	52,000	82,000	207,000	220,000
Selling, general and administrative	1,889,000	1,310,000	5,306,000	4,024,000
Interest income	(53,000)	(31,000)	(139,000)	(90,000)

	8,555,000	6,456,000	24,346,000	18,030,000

Income before income taxes	4,173,000	1,962,000	10,650,000	4,949,000
Provision for income taxes	1,328,000	655,000	3,433,000	1,725,000

Net income	$2,845,000	$1,307,000	$7,217,000	$3,224,000

Earnings per share:
Basic	$0.51	$0.24	$1.29	$0.59
Diluted	$0.50	$0.23	$1.27	$0.57

Average shares outstanding:
Basic	5,601,326	5,447,404	5,587,319	5,439,340
Diluted	5,687,641	5,621,497	5,680,447	5,619,115

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2007 (unaudited)	June 30, 2006
Current Assets:
Cash and cash equivalents	$6,229,000	$4,580,000
Accounts receivable, net	10,022,000	7,639,000
Inventories, net	11,667,000	8,196,000
Deferred income taxes	253,000	233,000
Other	250,000	250,000

Total current assets	28,421,000	20,898,000

Property, Plant and Equipment, net	3,100,000	2,603,000
Goodwill, net	10,967,000	10,999,000
Other Assets	130,000	111,000

Total assets	$42,618,000	$34,611,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,178,000	$2,389,000
Accrued expenses	2,249,000	2,296,000
Income taxes payable	728,000	1,158,000
Customer deposits	253,000	—

Total current liabilities	6,408,000	5,843,000

Deferred Income Taxes	512,000	436,000

Total liabilities	6,920,000	6,279,000

Stockholders’ Equity:
Common stock	26,737,000	26,588,000
Retained earnings	8,961,000	1,744,000

Total stockholders’ equity	35,698,000	28,332,000

Total liabilities and stockholders’ equity	$42,618,000	$34,611,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$7,217,000	$3,224,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	264,000	212,000
Deferred income taxes	88,000	146,000
Stock based compensation expense	27,000	—

	7,596,000	3,582,000
Changes in operating assets and liabilities:
Accounts receivable	(2,383,000)	(3,854,000)
Inventories	(3,471,000)	(155,000)
Other assets	(19,000)	55,000
Accounts payable	789,000	824,000
Accrued expenses	(47,000)	10,000
Income taxes payable	(430,000)	550,000
Customer deposits	253,000	(414,000)

Net cash provided by operating activities	2,288,000	598,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(761,000)	(310,000)

Net cash used by investing activities	(761,000)	(310,000)

Cash Flows From Financing Activities:
Exercise of stock options	86,000	269,000
Tax benefits on stock options exercised	36,000	—

Net cash provided by financing activities	122,000	269,000

Net increase in cash and cash equivalents	1,649,000	557,000
Cash and cash equivalents at beginning of period	4,580,000	3,654,000

Cash and cash equivalents at end of period	$6,229,000	$4,211,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$3,738,000	$1,029,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1– Basis of Presentation

The consolidated balance sheet as of March 31, 2007, the consolidated statements of operations for the three month and nine month periods ended March 31, 2007 and 2006 and the consolidated statements of cash flows for the nine month periods ended March 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 40 years for buildings, over the term of the lease for leasehold improvements and 5 to l0 years for machinery and equipment. Major improvements that add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 6 to Consolidated Financial Statements (Unaudited) for additional information concerning property, plant and equipment.

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net tangible assets acquired in business combinations. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually or more frequently if impairment indicators arise. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired. If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. Goodwill was tested for impairment as of July 1, 2006 and 2005, and the tests indicated no impairment.

The Company’s approach to determining the fair value of the Custom and A-G reporting units was based on three different valuation methods: (a) a capitalized cash flow method which relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital of each reporting unit, (b) a market price method that gives consideration to the prices paid for publicly traded stocks, and (c) a projected net income method that examines the projected net income of certain publicly traded stocks to determine a multiple of earnings that should be applied to the business unit’s estimated earnings.

The estimated fair values of the Custom and A-G reporting units were determined utilizing each of the above methods, and the valuation methods were analyzed as indicators of value. Based on the foregoing, the Company determined that there was no impairment. The Company also compared the values from the above approaches to the market capitalization of the Company (including the Bolt unit, which has no goodwill reflected in the financial statements) to provide an overall test to ascertain the reasonableness of the methods used. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

The Company’s other long-lived assets consist of property, plant and equipment and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of March 31, 2007 and June 30, 2006 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

Revenue Recognition and Warranty Costs:

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria: (1) Manufacturing products based on customer specifications; (2) Delivering product to the customer before the close of the reporting period, whereby delivery results in the transfer of ownership risk to the customer; (3) Establishing a set sales price with the customer; (4) Collecting the sales revenue from the customer is reasonably assured; (5) No contingencies exist.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three and nine month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income available to common stockholders	$2,845,000	$1,307,000	$7,217,000	$3,224,000

Divided by:
Weighted average common shares (basic)	5,601,326	5,447,404	5,587,319	5,439,340
Weighted average common share equivalents	86,315	174,093	93,128	179,775

Total weighted average common shares and common share equivalents (diluted)	5,687,641	5,621,497	5,680,447	5,619,115

Basic earnings per share	$0.51	$0.24	$1.29	$0.59

Diluted earnings per share	$0.50	$0.23	$1.27	$0.57

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

The composition of the net goodwill balance by reporting segment is as follows:

	March 31, 2007	June 30, 2006
Geophysical Equipment Segment	$7,679,000	$7,679,000

Industrial Products Segment	3,288,000	3,320,000

	$10,967,000	$10,999,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the nine month period ended March 31, 2007 of $32,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

Goodwill represents approximately 26% of the Company’s total assets at March 31, 2007 and is thus a significant estimate by management. Even if management’s estimate was incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

Note 4 – Income Taxes

Income tax expense consists of the following for the nine month periods ended March 31:

	2007	2006
Current:
Federal	$3,312,000	$1,445,000
State	33,000	134,000

Deferred:
Federal	64,000	123,000
State	24,000	23,000

Income tax expense	$3,433,000	$1,725,000

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2007	June 30, 2006
Raw materials and sub-assemblies	$11,318,000	$7,917,000
Work in process	868,000	784,000

	12,186,000	8,701,000
Less—reserve for inventory valuation	(519,000)	(505,000)

	$11,667,000	$8,196,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At March 31, 2007 and June 30, 2006, approximately $1,380,000 and $1,253,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At March 31, 2007, the cost of inventory of which the Company has more than a five-year supply on hand and the cost of inventory of which the Company has had no sales during the last five years amounted to approximately $646,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the nine month period ended March 31, 2007, the inventory valuation reserve was increased by $14,000, and no items were scrapped or disposed of.

Note 6 – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	March 31, 2007	June 30, 2006
Land	$253,000	$253,000
Buildings	1,094,000	760,000
Leasehold improvements	410,000	362,000
Machinery and equipment	7,631,000	7,427,000

	9,388,000	8,802,000
Less— accumulated depreciation	(6,288,000)	(6,199,000)

	$3,100,000	$2,603,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the nine month periods ended March 31, 2007 and 2006:

Nine months ended March 31, 2007

	Geophysical Equipment	Industrial Products	Total
Sales	$32,434,000	$2,562,000	$34,996,000
Interest income	139,000	—	139,000
Depreciation	239,000	25,000	264,000
Income before income taxes	10,017,000	633,000	10,650,000
Segment assets	37,863,000	4,755,000	42,618,000
Fixed asset additions	684,000	77,000	761,000

Nine months ended March 31, 2006

	Geophysical Equipment	Industrial Products	Total
Sales	$20,688,000	$2,291,000	$22,979,000
Interest income	90,000	—	90,000
Depreciation	198,000	14,000	212,000
Income before income taxes	4,495,000	454,000	4,949,000
Segment assets	27,211,000	4,645,000	31,856,000
Fixed asset additions	296,000	14,000	310,000

The Company does not allocate income taxes to its segments.

Note 8 – Stock Options

The Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (the “1993 Stock Option Plan”) provided for the granting of options to purchase up to 550,000 shares of Common Stock of the Company at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period of up to ten years. The plan also provided for the granting to non-employee directors of options to purchase 3,000 shares of Common Stock each time they were elected directors. Under the terms of the plan, no options can be granted subsequent to June 30, 2003, but options granted prior to that date remain in effect until such options have been exercised or terminated in accordance with the plan and the terms of such options.

A summary of changes in the 1993 Stock Option Plan during the nine month period ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	166,189	$3.08
Granted	—	—
Exercised	(59,761)	$3.10
Expired	—	—

Outstanding at March 31, 2007	106,428	$3.07

The aggregate intrinsic value (market price at March 31, 2007 less the weighted average exercise price) of outstanding stock options under the 1993 Stock Option Plan at March 31, 2007 was approximately $3,312,000.

The expiration dates for the outstanding options under the 1993 Stock Option Plan at March 31, 2007 are: 6,000 shares on November 26, 2007 and 100,428 shares on January 22, 2008. The outstanding options under the 1993 Stock Option Plan at March 31, 2007 consisted of 43,786 qualified and 62,642 non-qualified stock options.

The Bolt Technology Corporation 2006 Stock Option Plan (the “2006 Stock Option Plan”) was approved by the Company’s stockholders at the November 21, 2006 Annual Meeting of Stockholders. The 2006 Stock Option Plan provides for the granting of options to directors of the Company and officers and employees of the Company and its subsidiaries to purchase up to 500,000 shares of Common Stock of the Company at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period of up to ten years. The 2006 Stock Option Plan also provides for the granting to each non-employee director of options to purchase 5,000 shares of Common Stock on the date of his or her election to the Company’s Board of Directors and each year of election thereafter ending with the Company’s 2015 Annual Meeting of Stockholders. The two non-employee directors elected at the 2006 Annual Meeting of Stockholders were each granted options for 5,000 shares. In addition, the current non-employee directors who were elected at the Company’s Annual Meeting of Stockholders held in 2003, 2004 and 2005 were granted options for an aggregate of 15,000 shares. Accordingly, options for a total of 25,000 shares were granted to non-employee directors on November 21, 2006. Each option granted to a non-employee director has an option term of five years from the date of grant and is exercisable with respect to 25% of the shares covered under the option in each of the second through fifth years of its term. Under the terms of the 2006 Stock Option Plan, no options can be granted subsequent to June 30, 2016.

The fair value of options granted in November 2006 was $10.69 per share as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	67%
Risk-free interest rate	4.55%
Expected life (years)	5

The aggregate compensation expense, using the Black-Scholes option-pricing model, was $267,000. This expense, which is a non-cash item, is being recognized in the Company’s income statement over the five-year vesting period. During the three and nine month periods ended

March 31, 2007, $14,000 and $27,000, respectively, of such compensation expense was recognized. During the three and nine month periods ended March 31, 2006, no compensation expense was recognized.

A summary of changes in the 2006 Stock Option Plan during the nine month period ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	—	—
Granted	25,000	$17.79
Exercised	—	—
Expired	—	—

Outstanding at March 31, 2007	25,000	$17.79

The aggregate intrinsic value (market price at March 31, 2007 less the weighted average exercise price) of outstanding stock options under the 2006 Stock Option Plan at March 31, 2007 was approximately $410,000. The expiration date for the 25,000 outstanding options under the 2006 Stock Option Plan at March 31, 2007 is November 21, 2011, and all of these options are non-qualified.

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

Note 10 – Subsequent Event

On April 30, 2007, the Company announced that it is in negotiations to acquire the net assets of Real Time Systems (“RTS”) for cash. RTS, located in Fredricksburg, Texas, develops, manufactures and sells synchronizers for seismic energy sources (air guns). The parties previously entered into a non-binding letter of intent. Completion of the acquisition is subject to the negotiations and execution of a definitive asset purchase agreement with terms acceptable to both parties, completion of due diligence satisfactory to the Company, and the approval of the transaction by the Company’s Board of Directors and the stockholder of RTS. RTS’s unaudited results of operations for the twelve months ended December 31, 2006, reflect revenues in excess of $4,000,000. The Company anticipates a closing of the transaction prior to June 30, 2007, subject to satisfactory completion of the negotiations, due diligence and closing conditions. The acquisition cost is expected to be funded from the Company’s existing cash balances.

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. After an industry wide slowdown in marine seismic activity in fiscal 2003, marine seismic exploration activity started to improve during fiscal 2004, and this improvement has continued throughout fiscal 2005, 2006 and the first nine months of fiscal 2007. The high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. As a result, the demand for the Company’s geophysical products continues to be strong. The Company’s geophysical equipment sales increased 57% in the nine month period ended March 31, 2007 compared to the nine month period ended March 31, 2006. In addition, the Company continues to experience strong incoming orders, requests for quotations and general customer inquiries. The Company believes that the marine seismic sector of the oil services industry will continue at a strong level of activity for the remainder of fiscal 2007.

Sales in the industrial products segment increased by 12% for the nine month period ended March 31, 2007 compared to the nine month period ended March 31, 2006. The Company believes that industrial products sales for fiscal 2007 will be modestly higher than fiscal 2006.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet continued to strengthen during the nine month period ended March 31, 2007. Working capital at March 31, 2007 was $22.0 million, an increase of 46% from June 30, 2006.

At the end of fiscal year 2007, the Company’s filing status with the Securities and Exchange Commission will change from “non-accelerated” to “accelerated” because the market value of the Company’s Common Stock held by non-affiliates at December 31, 2006 exceeded $75 million. This change in status will, among other things, require the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to evaluate the effectiveness of the Company’s internal controls over financial reporting and requires the external auditors to attest to and report on management’s evaluation of such controls. Management estimates that compliance with Section 404 will result in the Company incurring additional pre-tax professional fees of approximately $650,000. Of this amount, approximately $300,000 has been charged to operations in the third quarter of fiscal 2007, and the balance will be charged to operations in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008.

Liquidity and Capital Resources

As of March 31, 2007, the Company believes that current cash and cash equivalents and projected cash flow from operations are adequate to meet foreseeable operating needs in fiscal 2007.

Nine Months Ended March 31, 2007

At March 31, 2007, the Company had $6,229,000 in cash and cash equivalents. This amount is $1,649,000 or 36% higher than the amount of cash and cash equivalents at June 30, 2006. For the nine month period ended March 31, 2007, cash flow from operating activities after changes in working capital items was $2,288,000, primarily due to net income adjusted for depreciation and deferred income taxes plus higher current liabilities substantially offset by increases in accounts receivable and inventories.

For the nine month period ended March 31, 2007, the Company used $761,000 for capital expenditures funded from operating cash flow. These expenditures related to new and replacement equipment and a small expansion of the Cypress, Texas manufacturing facility. The Company estimates that capital expenditures for the fourth quarter of fiscal 2007 will approximate $200,000, which will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At March 31, 2007 and June 30, 2006, the five customers with the highest balances due represented 62% and 71%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Nine Months Ended March 31, 2006

At March 31, 2006, the Company had $4,211,000 in cash and cash equivalents. For the nine month period ended March 31, 2006, cash and cash equivalents increased by $557,000 or 15% from the amount at June 30, 2005. For the nine month period ended March 31, 2006, cash flow from operating activities after changes in working capital items was $598,000 primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities substantially offset by higher accounts receivable and inventories. For the nine month period ended March 31, 2006, cash provided from the exercise of stock options amounted to $269,000, which is 48% of the total cash flow of $557,000.

For the nine month period ended March 31, 2006, the Company used $310,000 for capital expenditures funded from operating cash flow. These expenditures related to new and replacement equipment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements. In addition, the Company does not have any relationship with unconsolidated entities or any special purpose entities and has not issued any guarantees other than the guarantee of A-G’s obligations under an employment agreement with A-G’s president.

Contractual Obligations

During the nine month period ended March 31, 2007, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2006. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at March 31, 2007 and June 30, 2006.

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

Results of Operations

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Consolidated sales for the nine month period ended March 31, 2007 totaled $34,996,000, an increase of $12,017,000 or 52% from the nine month period ended March 31, 2006. Sales of geophysical equipment increased by $11,746,000 or 57%, due to higher volume of sales of complete energy source systems and air gun replacement parts ($8,180,000) and underwater electrical connectors and cables and seismic source management systems ($3,566,000). Higher sales in the geophysical equipment business reflect the continuing strength in marine seismic activity. Industrial products sales for the nine month period ended March 31, 2007 increased by $271,000 or 12% compared to the nine month period ended March 31, 2006 due primarily to higher sales of slip clutches and sub-fractional horsepower electric motors.

Consolidated gross profit as a percentage of consolidated sales (“gross margin”) was 46% for the nine month period ended March 31, 2007 versus 40% for the nine month period ended March 31, 2006. Gross margin for the geophysical equipment segment was 46% for the nine month period ended March 31, 2007 versus 39% for the nine month period ended March 31, 2006. The geophysical equipment segment gross margin improvement was due to higher manufacturing efficiencies associated with the 57% increase in sales and higher pricing, partially offset by higher material and labor costs. In addition, the gross margin for the nine month period ended March 31, 2006 was adversely affected by sales of auxiliary equipment purchased from third party suppliers. Third party auxiliary equipment has significantly lower gross profit margins than the Company’s proprietary products. Gross margin for the industrial products segment increased from 42% for the nine month period ended March 31, 2006 to 45% for the nine month period ended March 31, 2007, primarily due to higher manufacturing efficiencies associated with the 12% sales increase and higher pricing.

Research and development costs for the nine month period ended March 31, 2007 decreased by $13,000 or 6% from the nine months ended March 31, 2006. These expenditures are associated with work being done to improve the Company’s Annular Port Air Guns (“APG guns”) and Seismic Source Monitoring System (“SSMS”). The decrease is due primarily to lower spending for improvements to SSMS. SSMS is utilized to measure air gun depth, air pressure, and “near field” energy output for each gun array and to provide high pressure air flow control, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company continues to work on a more advanced stage of SSMS which will deliver further benefits to customers.

Selling, general and administrative expenses increased by $1,282,000 for the nine month period ended March 31, 2007 from the nine month period ended March 31, 2006 due primarily to higher compensation expense ($892,000), advertising and trade show expense ($70,000), professional fees ($226,000) and freight out ($104,000). The increase in compensation expense reflects primarily higher incentive compensation; higher advertising and trade show expense reflects increased expenditures associated with promoting the Company’s geophysical products in trade shows; higher professional fees reflects incremental expenses incurred in fiscal 2007 to become compliant with Section 404 of the Sarbanes-Oxley Act of 2002; and higher freight out is attributable to higher sales.

The provision for income taxes for the nine months ended March 31, 2007 was $3,433,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits for export sales and the manufacturer’s deduction, partially offset by state income taxes and income taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for the nine months ended March 31, 2006 was $1,725,000, an effective tax rate of 35%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales and the manufacturer’s deduction.

The above mentioned factors resulted in net income for the nine month period ended March 31, 2007 of $7,217,000 compared to net income of $3,224,000 for the nine month period ended March 31, 2006.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Consolidated sales for the three month period ended March 31, 2007 totaled $12,728,000, an increase of $4,310,000 or 51% from the three month period ended March 31, 2006. Sales of geophysical equipment increased by $4,140,000 or 54%, due to higher volume of sales of complete energy source systems and air gun replacement parts ($2,305,000) and underwater electrical connectors and cables and seismic source management systems ($1,835,000). Higher sales in the geophysical equipment business reflect the continuing strength in marine seismic activity. Industrial products sales for the three month period ended March 31, 2007 increased by $170,000 or 23% compared to the three month period ended March 31, 2006, due primarily to higher sales of sub-fractional horsepower electric motors.

Consolidated gross profit as a percentage of consolidated sales (“gross margin”) was 48% for the three month period ended March 31, 2007, versus 39% for the three month period ended March 31, 2006. Gross margin for the geophysical equipment segment was 48% for the three month period ended March 31, 2007 versus 39% for the three month period ended March 31, 2006. The geophysical equipment segment gross margin improvement was due to higher manufacturing efficiencies associated with the 54% increase in sales and higher pricing, partially offset by higher material and labor costs. Gross margin for the industrial products segment increased from 42% for the three month period ended March 31, 2006 to 46% for the three month period ended March 31, 2007, primarily due to higher manufacturing efficiencies associated with the 23% sales increase.

Research and development costs for the three month period ended March 31, 2007 decreased by $30,000 or 37% from the three months ended March 31, 2006. These expenditures are associated with work being done to improve APG guns and develop a more advanced stage of SSMS. The decrease of $30,000 relates mainly to SSMS.

Selling, general and administrative expenses increased by $579,000 for the three month period ended March 31, 2007 from the three month period ended March 31, 2006, due primarily to higher compensation expense ($447,000) and professional fees ($174,000). The increase in compensation expense primarily reflects higher incentive compensation, and higher professional fees reflects costs incurred for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

The provision for income taxes for the three months ended March 31, 2007 was $1,328,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits for export sales and the manufacturer’s deduction, partially offset by state income taxes and income taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for the three months ended March 31, 2006 was $655,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits for export sales and the manufacturer’s deduction, partially offset by state income taxes and income taxes attributable to goodwill amortization for tax purposes.

The above mentioned factors resulted in net income for the three month period ended March 31, 2007 of $2,845,000 compared to net income of $1,307,000 for the three month period ended March 31, 2006.

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

Revenue Recognition

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria: (1) Manufacturing products based on customer specifications; (2) Delivering product to the customer before the close of the reporting period, whereby delivery results in the transfer of ownership risk to the customer; (3) Establishing a set sales price with the customer; (4) Collecting the sales revenue from the customer is reasonably assured; (5) No contingencies exist.

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. At March 31, 2007 and June 30, 2006, approximately $1,380,000 and $1,253,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At March 31, 2007, the cost of inventory of which the Company has more than a five-year supply on hand and the cost of inventory of which the Company has had no sales during the last five years amounted to approximately $646,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the nine month period ended March 31, 2007, the inventory valuation reserve was increased by $14,000, and no items were scrapped or disposed of.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2007 and June 30, 2006, because future taxable income is believed to be sufficient to utilize any deferred tax assets. Net deferred tax accounts increased by $56,000 from a net deferred liability of $203,000 at June 30, 2006 to a net deferred liability of $259,000 at March 31, 2007, principally reflecting higher amortization of goodwill for tax purposes ($75,000), partially offset by other deferred tax components.

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually or more frequently if impairment indicators arise. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired. If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. Goodwill was tested for impairment as of July 1, 2006 and 2005, and the tests indicated no impairment.

The Company’s approach to determining the fair value of the Custom and A-G reporting units was based on three different valuation methods: (a) a capitalized cash flow method which relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital of each reporting unit, (b) a market price method that gives consideration to the prices paid for publicly traded stocks, and (c) a projected net income method that examines the projected net income of certain publicly traded stocks to determine a multiple of earnings that should be applied to the business unit’s estimated earnings.

The estimated fair values of the Custom and A-G reporting units were determined utilizing each of the above methods, and the valuation methods were analyzed as indicators of value. Based on the foregoing, the Company determined that there was no impairment. The Company also compared the values from the above approaches to the market capitalization of the Company (including the Bolt unit, which has no goodwill reflected in the financial statements) to provide an overall test to ascertain the reasonableness of the methods used.

The Company’s goodwill carrying amounts relate solely to the acquisitions of Custom Products and A-G, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

Goodwill represents approximately 26% of the Company’s total assets at March 31, 2007 and is thus a significant estimate by management. Even if management’s estimate were incorrect, that would not result in a current cash charge because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago. See Notes 2 and 3 to the Company’s Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007. The Company believes that SFAS 159 will not have an impact on the Company’s consolidated financial statements.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The purpose of SFAS 157 is to provide a single definition of fair value and to provide additional guidance relative to fair value measurements. The end result of SFAS 157 application will be consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company believes that it is unlikely that SFAS 157 will have any impact on the Company’s consolidated financial statements because the Company does not deal in transactions requiring complex fair value measurements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has not determined the effect, if any, of the adoption of FIN 48 on the Company’s consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6 – Exhibits

Exhibits

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

BOLT TECHNOLOGY CORPORATION

Date: May 7, 2007	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2007	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001, SEC File No. 001-12075).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 001-12075).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Bolt Technology Corporation 2006 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed with the SEC on February 23, 2007).†

10.3	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.4	Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended June 30, 2004).

10.5	Letter dated February 11, 2005 exercising the option to purchase the property specified in the Lease Agreement dated April 20, 1999 between Albert H. Gerrans, Jr. and Bolt Technology Corporation (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended December 31, 2004).

10.6	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.7	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.8	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006).†

10.9	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003).†

10.10	Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.11	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005).†

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	Filed herewith
†	Management contract or compensatory plan