Form 10-K
period 2007-06-30
BOLT TECHNOLOGY CORP
filed 2007-09-10
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      To

Commission File Number 001-12075

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates on December 31, 2006: $119,359,000.

As of September 5, 2007 there were 5,721,065 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed no later than 120 days after June 30, 2007, are incorporated herein by reference into Part III of this Form 10-K.

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

For the fiscal years ended June 30, 2007, 2006 and 2005, sales attributable to the Company’s geophysical equipment segment were $46,929,000, $29,393,000 and $15,551,000, respectively, and sales attributable to the Company’s industrial products segment were $3,535,000, $3,198,000 and $3,245,000, respectively. See Note 9 to the Consolidated Financial Statements for further information regarding industry segments.

Geophysical Equipment

Marine Air Guns

Energy sources, such as our air guns, used in seismic exploration create elastic waves at frequencies that readily travel to great depths in the earth. As elastic waves travel through the earth, portions are reflected by variations in the underlying rock layers and the reflected energy is received as signals by devices known as hydrophones. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data is an important factor in decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process. A seismic exploration vessel may tow 60 to 70 air guns along with multiple hydrophone streamers of 6,000 to 10,000 meters in length. The air guns are fired simultaneously every 75 to 150 feet along the survey line. Over the past several years, improvements in drilling success rates through the use of advanced seismic survey techniques, particularly 3-D techniques, have substantially increased the demand for seismic data. As a result, 3-D surveys utilizing these advanced technologies have gained increasing acceptance in the oil and gas industry as an exploration risk management tool and in field development and reservoir management activities. The precise shot to shot repeatability of our marine air guns and their reliability of operation make them especially beneficial for use in 3-D surveys.

The Company’s “long-life” marine air guns, introduced in the 1990s, extend the period between routine air gun maintenance cycles. These guns also provide improved high peak sound pressure levels and improved frequency spectrum as compared with older models. These improved characteristics are advantageous to geoscientists in designing 3-D surveys. The Company’s various long-life air guns typically range in price from $10,000 to $20,000. A majority of the air guns sold are in the $12,000 range.

The Company’s Annular Port Air Gun (“APG gun”) provides significant improvements in both operating efficiency and acoustic output. The principal feature of the APG gun is an annulus containing the air chamber and shuttle valve surrounding a hollow passage through which air supply hoses and electrical control cables are routed. This configuration permits the implementation of simplified multi-gun arrays that produce less towing drag while being easier to deploy and retrieve than conventional air gun arrays. Significant improvements in operating efficiency are also achieved by shielding fragile hoses and cables from the effects of the high pressure air blast released from the air gun. The Company shipped the first order for APG guns in the first quarter of fiscal 2004. The Company’s second order for APG guns was received in fiscal 2005 and shipped in fiscal 2006. During fiscal 2006 and 2007, several APG gun orders were received and shipped. The Company’s various APG guns typically range in price from $26,000 to $32,000. A majority of the APG guns sold are in the $28,000 price range.

A significant source of the Company’s revenue comes from the sale of replacement parts for the Company’s long-life air guns and APG guns.

Marine Air Gun Controllers and Synchronizers

In July 2007, the Company acquired substantially all of the net assets of Real Time Systems (“RTS”). RTS develops, manufactures and sells controllers and synchronizers for marine seismic energy sources (air guns). RTS products are designed to control and synchronize up to 96 air guns in a single seismic exploration vessel. Effective July 1, 2007, the results of operations of RTS will be included in the geophysical equipment segment of our business. See Note 13 to Consolidated Financial Statements for further information concerning the RTS acquisition.

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

In fiscal 2004, the Company completed development of stage one of its digital Seismic Source Monitoring System (“SSMS”). SSMS is utilized by marine seismic contractors to measure air gun depth, air pressure, and “near field” energy output for each gun array to enhance the accuracy and therefore the usefulness of 3-D seismic survey data. Subsequently, the Company developed stage two of SSMS to provide high pressure air flow control to air guns. The first sales of SSMS were made in fiscal 2005 and amounted to approximately $300,000. SSMS sales increased to over $2,000,000 in fiscal 2007.

Industrial Products

The Company’s industrial products segment spans two basic disciplines: power transmission (miniature industrial clutches and brakes) and motion control (sub-fractional horsepower electric motors). The Company’s clutch and brake products include a complete line of mechanical and pneumatic precision miniature slip clutches, one-way clutches, toothed jaw clutches and torque limiters. A slip clutch will start to slip once its torque setting is exceeded. This feature is useful as overload protection, constant tensioning or functional torque, in many different industrial applications. Among other applications, our clutches and brakes are used in airplane video systems, hospital beds, barcode labelers and banking machines. Unit prices range from $7 to $400.

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

Long-Lived Assets

Long-lived assets consist of: property, plant and equipment; goodwill; and other non-current assets. All of the Company’s long-lived assets are located in the U.S. As of June 30, 2007, 2006 and 2005, the Company’s long-lived assets totaled $14,283,000, $13,713,000 and $12,962,000, respectively.

Foreign Sales

During fiscal 2007, 2006 and 2005, approximately 72%, 71% and 48%, respectively, of the Company’s sales were from shipments to customers outside the United States or to foreign locations of United States customers. See Note 9 to the Consolidated Financial Statements for information regarding the geographic distribution of sales.

Backlog

Geophysical Equipment

Because of the relatively short period (generally less than 60 days) between order and shipment dates for the principal portion of geophysical equipment sales, the dollar amount of current backlog is not considered to be a reliable indicator of future sales.

Industrial Products

As of June 30, 2007, we had an order backlog of $1,062,000 as compared to $1,058,000 at June 30, 2006. We estimate that substantially all of the backlog as of June 30, 2007 will be shipped during the fiscal year ending June 30, 2008.

Competition

Geophysical Equipment

Our marine air guns compete primarily with marine air guns manufactured by Input/Output, Inc. and Sercel Inc., a subsidiary of Compagnie Generale de Geophysique-Veritas. The Company’s principal competitor for connectors and cables is Input/Output, Inc. We believe that technology, product reliability and durability are the primary bases of competition in the market for our geophysical equipment and that the remaining competitive factors in the industry are field product support and price. The Company also believes that it can compete effectively with respect to each of these factors, although there can be no assurance that the sales of our geophysical equipment will not be adversely affected if current competitors or others introduce equipment with better performance or lower price.

Industrial Products

The Company cannot determine with accuracy its relative competitive position in the market for industrial products. This market is characterized by active and substantial competition. No single company dominates the market for the types of products we manufacture. Our competitors include both larger and smaller manufacturers and divisions of larger diversified companies with substantial financial resources. Principal competitive factors in the market for our industrial products include quality, service, reliability and price. Our products also compete with other torque control devices to solve design problems.

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

In general, products are sold on standard 30-day credit terms. In certain instances, we require our customers to furnish letters of credit payable upon shipment or provide advance payments. In limited cases, the Company allows customers extended payment terms of up to 12 months. We consider these practices to be consistent with industry practice.

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

Research and Development

Our ability to compete successfully depends upon, among other things, the development of new products as well as the improvement of our existing products. During the fiscal years 2007, 2006 and 2005, we spent $270,000, $289,000 and $271,000, respectively, to develop new products and to improve existing products. The Company’s primary research and development efforts over the last three years have been focused on increasing the usefulness and efficiency of SSMS and the APG gun.

Employees

As of June 30, 2007, we employed 113 people on a full-time basis, all of whom are employed in the United States. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that relations with employees are good.

Manufacturing and Raw Materials

The Company manufactures and assembles its geophysical equipment in Norwalk, Connecticut and Cypress, Texas and manufactures its industrial products in North Haven, Connecticut. Our manufacturing and assembly operations consist of machining or molding the necessary components and assembling and testing the final product. We maintain adequate levels of inventory to enable us to satisfy customer requirements within a short period of time. The raw materials used in our products, sourced from multiple suppliers, are generally in adequate supply. For some marine air gun orders, we occasionally supply auxiliary equipment such as compressors, air gun controllers or towing equipment manufactured by others. We have not experienced any supply problems with respect to these auxiliary items. Because we manufacture based on customer orders, we do not generally maintain inventory of fully assembled finished products. We consider our practices to be consistent with industry practice.

Regulatory Matters

We believe that we are currently in compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not resulted in significant expense in the past, and we do not foresee the need for substantial expenditures to ensure compliance with such laws and regulations as they currently exist.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks and other measures. We currently own 12 patents relating to the manufacture of our products, with expiration dates from 2007 to 2020. Most of these patents are United States patents. Patents have been of value in the growth of our business and may continue to be of value in the future. However, we believe that our business is not primarily dependent upon patent protection, and therefore that the expiration of our patents would not have a material adverse effect on our business.

Major Customers

Geophysical Equipment

Historically, a significant portion of our sales has been attributable to a small number of customers. The table set forth below indicates the customers accounting for 10% or more of consolidated sales in fiscal 2007 and the percentage of consolidated sales attributable to those customers in fiscal 2006.

	Fiscal 2007	Fiscal 2006
Compagnie Generale de Geophysique-Veritas	19%	15%

SeaBird Exploration	11%	4%

WesternGeco LLC	10%	22%

Wavefield Inseis AS	10%	4%

The loss of any of the above customers or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Industrial Products

No customer accounted for more than 10% of consolidated sales in fiscal years 2006 and 2007.

Available Information

The Company maintains an internet website at the following address: www.bolt-technology.com. We make available, free of charge, through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). These reports and amendments to such reports and our other SEC filings are also available on the website maintained by the SEC at www.sec.gov. Alternatively, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room in Washington, D.C. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	Risk Factors

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

You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 1 of this report. All forward-looking statements made by us are qualified by the risk factors described below.

Industry Related Risks

Technological change in the seismic industry may require us to make substantial research and development expenditures and may render our technology obsolete.

The market for our geophysical equipment products is characterized by changing technology and new product introductions. Our air gun technology may become obsolete due to the introduction of a superior technology. We may be required to invest substantial capital to develop and produce successfully and timely new and enhanced geophysical equipment products to stay abreast of technological change. We have no assurance that we will receive an adequate rate of return on such investment. If we are unable to stay abreast of technological change, we will be unable to compete in the future. If we are not competitive, our business, our results of operations and financial condition will be materially and adversely affected.

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

We have a concentration of business with a small number of major customers who are independent contractors performing marine seismic surveys on behalf of major oil companies. Sales to these major customers are significant in relation to our consolidated revenues. In addition, a large percentage of our consolidated accounts receivable balance at the end of any accounting period is from these customers. The loss of any major customer could have a material and adverse impact on our results of operations and financial condition. This risk would increase if consolidation of oil service companies continues. Additional information relating to concentration of business with a small number of major customers is provided in Note 9 to the Consolidated Financial Statements and in “Management Discussion and Analysis—Liquidity and Capital Resources”.

We derive a significant amount of our revenues from foreign sales, which pose additional risks, including economic, political and other uncertainties.

Our foreign sales are significant in relation to consolidated sales. In fiscal 2007, sales outside of the United States accounted for approximately 72% of our consolidated net sales. We believe that export sales will remain a significant percentage of our revenue. Our sales contracts are denominated in U.S. dollars. Fluctuations in foreign exchange rates could make it more difficult for our overseas customers to meet their U.S. dollar obligations. In addition, sales of our products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete energy source systems within those geographic areas and receiving payment from these customers. These factors could materially adversely affect our results of operations and financial condition. Refer to Note 9 to the Consolidated Financial Statements for additional information relating to foreign sales.

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

Our consolidated goodwill balance at June 30, 2007 accounts for 23% of consolidated assets at that date. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets of the business. Our goodwill balance relates exclusively to the acquisition of subsidiaries. Generally accepted accounting principles require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate non-cash charge to earnings with a corresponding reduction in goodwill. Refer to Notes 1 and 2 to the Consolidated Financial Statements for additional information relating to goodwill.

Weak sales demand or obsolescence of our inventory may require an increase to our inventory valuation reserve.

A significant source of our revenue arises from the sale of replacement parts required by customers who have previously purchased our products. As a result, we maintain a large quantity of parts on hand that may not be sold or used in final assemblies for a lengthy time. Management has established an inventory valuation reserve to recognize that certain inventory may become obsolete or supplies may be excessive. The inventory valuation reserve is a significant estimate made by management. The actual results may differ from this estimate, and the difference could be material. The inventory valuation reserve is adjusted at the close of each accounting period, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by our inventory valuation policy. Increases to the inventory reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased to reflect scrapped or disposed of items. Weak sales demand or obsolescence may require an increase to the inventory valuation reserve, and such an increase may have a material and adverse impact on our results of operations with a corresponding decrease to inventory. Refer to Notes 1 and 3 to the Consolidated Financial Statements for additional information relating to the inventory valuation reserve.

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

Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to larger companies. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees, except for employment agreements with our Chief Executive Officer and a subsidiary president. There is no assurance that any of our senior management or other key personnel will continue in such capacity for any particular period of time. If we lose the services of one or more of our senior management or other key employees, our operations may be materially adversely affected. We do not maintain “key man” life insurance for any of our senior management or other key employees.

Provisions in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our stockholders to sell their shares for a premium.

Our certificate of incorporation and bylaws contain certain provisions that could have the effect of delaying or preventing a third party from obtaining control of our Company. These provisions may reduce or eliminate our stockholders’ ability to sell their shares of common stock at a premium. They include a classified board, regulation of the nomination and election of directors, limiting who may call special stockholder meetings and requiring the vote of the holders of 95% of all shares of our stock to authorize certain business combinations.

Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us.

We have not paid cash dividends on our common stock since 1985 and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

The market price of our common stock may be volatile.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly in the future. Many factors cause the market price of our common stock to fluctuate, including, but not limited to (i) the volume of trading in our common stock and (ii) sales of our common stock by large institutional investors and others. These market fluctuations may adversely affect the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table sets forth certain information with respect to the Company’s principal properties, all of which are leased, except for the Cypress, Texas facility, which is owned.

Location	Nature of Property	Approximate Area (Sq. Feet)	Expiration Date of Lease
Norwalk, Connecticut	Manufacturing	21,600	2013
Norwalk, Connecticut	Administration/Engineering/Sales	6,600	2013
Houston, Texas	Sales Office	150	2008
North Haven, Connecticut	Administration/Manufacturing	6,500	2009
Cypress, Texas	Administration/Manufacturing	32,500	N/A

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

None.

Executive Officers of Bolt Technology Corporation

Set forth below is information relating to the executive officers of the Company relating to age, as of September 5, 2007, and business experience. The positions have been held for at least five years.

Name	Age	Present Position and Five-Year Experience
Raymond M. Soto	68	Chairman, President, Chief Executive Officer and Director

Joseph Espeso	65	Senior Vice President-Finance, Chief Financial Officer and Director

Joseph Mayerick, Jr.	65	Senior Vice President-Marketing, Secretary and Director

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed on the American Stock Exchange under the symbol “BTJ.” The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated:

Fiscal 2007	High	Low
First Quarter	$20.78	$11.21
Second Quarter	23.85	11.00
Third Quarter	35.35	16.00
Fourth Quarter	46.25	31.05

Fiscal 2006	High	Low
First Quarter	$8.84	$6.45
Second Quarter	15.00	6.67
Third Quarter	19.85	10.20
Fourth Quarter	16.20	10.26

The number of stockholders of record at August 30, 2007 was 188. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

We have not paid a dividend since 1985. We do not intend to pay cash dividends on our Common Stock in the foreseeable future. Any decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors that the Board of Directors may deem relevant.

The Company did not make any repurchases of the Company’s equity securities during fiscal 2007.

Equity Compensation Plan Information

The following table sets forth aggregate information for the Bolt Technology Corporation 2006 Stock Option Plan, which is the Company’s only equity compensation plan in effect as of June 30, 2007, and which was approved by the Company’s stockholders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	43,000	$28.28	457,000
Equity compensation plans not approved by security holders	—	—	—
Total	43,000	$28.28	457,000

Performance Graph

The following graph and table compare total stockholder return on our Common Stock for the five-year period ending June 30, 2007, with the Standard & Poor’s SmallCap Index and Value Line’s Oilfield Services Industry Index over the same period. This comparison assumes the investment of $100 on June 30, 2002. The stockholder return set forth is not necessarily indicative of future performance. The information is being furnished pursuant to Securities and Exchange Commission rules.

Comparison of Five-Year Cumulative Total Return

Bolt Technology Corporation, Standard & Poor’s SmallCap Index and Value Line’s

Oilfield Services Industry Index

(Performance Results Through 6/30/2007)

Assumes $100 invested at the close of trading 6/30/2002 in Bolt Technology Corporation common stock, Standard & Poor’s SmallCap Index, and Value Line’s Oilfield Services Industry Index.

	June 30,
	2002	2003	2004	2005	2006	2007
Bolt Technology Corporation	$100.00	$85.19	$111.11	$158.02	$298.02	$1,087.41
Standard & Poor’s SmallCap Index	100.00	95.52	128.09	143.97	162.50	186.86
Value Line’s Oilfield Services Industry Index	100.00	101.70	138.48	200.96	303.90	386.65

The information included under the caption “Performance Graph” shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as expressly set forth by specific reference in such a filing.

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

	Years Ended June 30,
	2007	2006	2005	2004	2003
(In thousands, except per share amounts)

Income Statement Data:

Sales	$50,464	$32,591	$18,796	$14,806	$10,842

Costs and expenses:
Cost of sales	27,286	19,049	10,973	9,135	7,116
Research and development	270	289	271	208	206
Selling, general and administrative	7,465	5,958	5,099	4,170	3,873
Interest income	(211)	(135)	(47)	(15)	(18)

	34,810	25,161	16,296	13,498	11,177

Income (loss) before income taxes	15,654	7,430	2,500	1,308	(335)
Provision (benefit) for income taxes	5,047	2,585	841	455	(174)

Net income (loss)	$10,607	$4,845	$1,659	$853	$(161)

Per Share Data:
Earnings (loss) per common share:
Basic	$1.89	$0.89	$0.31	$0.16	$(0.03)
Diluted	$1.87	$0.86	$0.30	$0.16	$(0.03)

Average number of common shares outstanding:
Basic	5,610	5,464	5,419	5,414	5,414
Diluted	5,682	5,631	5,533	5,489	5,414
Cash dividends paid	—	—	—	—	—

Financial Data at June 30, 2007:
Working capital	$26,932	$15,055	$10,450	$9,330	$8,331
Total assets	47,505	34,611	27,316	22,574	21,776
Long term debt	—	—	—	—	—
Stockholders’ equity	40,686	28,332	23,075	21,392	20,539

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. After an industry wide slowdown in marine seismic activity in fiscal 2003, marine seismic exploration activity started to improve during fiscal 2004, and this improvement has continued through fiscal 2007. The high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. As a result, demand for the Company’s geophysical equipment remains strong. The Company’s geophysical equipment sales increased 60% in fiscal 2007 compared to fiscal 2006 as customer orders for complete energy source systems, replacement parts for energy source systems, SSMS and underwater electrical connectors and cables increased substantially. The Company believes that the oil services industry will continue to experience growth in fiscal 2008 due to the continued imbalance between supply and demand for hydrocarbons, low reserve replacement rates and high commodity prices. In addition, we anticipate increased use of more sophisticated technology, such as 4-D and wide-azimuth surveys, to more effectively manage proven reservoirs. These surveys create a need for a larger seismic vessel fleet because such surveys require significantly more vessel time than traditional 3-D or exploration surveys.

Sales in the industrial products segment increased by 11% for the year ended June 30, 2007 compared to the year ended June 30, 2006. The Company anticipates that industrial products sales should continue to increase in fiscal 2008 due to the addition of new customers and pricing.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet continued to strengthen during fiscal 2007. Working capital at June 30, 2007 was $26.9 million, an increase of 79% over June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company believes that current cash and cash equivalent balances and projected cash flow from operations are adequate to meet foreseeable operating needs in fiscal 2008 as well as the cash required for the Real Time Systems acquisition. See Note 13 to Consolidated Financial Statements for further information concerning the Real Time Systems acquisition.

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit agreement with a bank to provide funds for general corporate purposes should the need arise. During fiscal 2007, the Company has not borrowed against this facility. See Note 11 to the Consolidated Financial Statements for further information concerning the revolving credit agreement.

Year Ended June 30, 2007

At June 30, 2007, the Company had $9,988,000 in cash and cash equivalents. This amount is $5,408,000 or 118% higher than the amount of cash and cash equivalents at June 30, 2006. For fiscal 2007, cash flow from operating activities after changes in working capital items was $4,666,000, primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories.

For fiscal 2007, the Company used $949,000 for capital expenditures funded from operating cash flow which relate to new and replacement equipment and a small expansion of the Cypress, Texas manufacturing facility. The Company estimates that capital expenditures for fiscal 2008 will approximate $750,000, which will be funded from operating cash flow. These anticipated capital expenditures will relate primarily to new and replacement production machinery.

Since a relatively small number of customers account for the majority of the Company’s geophysical segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At June 30, 2007 and June 30, 2006, the five customers with the highest accounts receivable balances represented, in the aggregate, 67% and 71%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Year Ended June 30, 2006

At June 30, 2006, the Company had $4,580,000 in cash and cash equivalents. This amount is $926,000 or 25% higher than the amount of cash and cash equivalents at June 30, 2005. For fiscal 2006, cash flow from operating activities after changes in working capital items was $1,508,000, primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher accounts receivable and inventories.

For fiscal 2006, the Company used $994,000 for capital expenditures funded from operating cash flow for new and replacement equipment. Of this amount, approximately $697,000 related to the purchase of two new manufacturing machines for the geophysical equipment segment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2007 and 2006. The Company has an unsecured revolving credit facility with a bank (see Note 11 to the Consolidated Financial Statements for further information regarding this facility). During fiscal 2007, there were no borrowings under this facility. The Company is obligated for minimum lease payments as of June 30, 2007 under several operating leases for its facilities as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,977,000	$374,000	$733,000	$696,000	$174,000

Such amounts are exclusive of any “additional rent” for taxes, utilities or similar charges, under triple net leases. See Note 8 to Consolidated Financial Statements under “Lease Commitments” for further information regarding future payments and other information relating to such leases. See Note 13 to Consolidated Financial Statements under “Subsequent Event” for information regarding the asset purchase agreement to acquire substantially all of the net assets of Real Time Systems.

Results of Operations

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Consolidated sales for the year ended June 30, 2007 totaled $50,464,000, an increase of $17,873,000 or 55% from the fiscal year ended June 30, 2006. Sales of geophysical equipment increased by $17,536,000 or 60% from the fiscal year ended June 30, 2006, due to higher volume of sales of complete energy source systems ($9,448,000), air gun replacement parts ($2,925,000) and underwater electrical connectors and cables and SSMS ($5,163,000). Higher sales in the geophysical equipment business reflect the continuing strength in marine seismic activity.

Industrial products sales for the year ended June 30, 2007 increased by $337,000 or 11% compared to the year ended June 30, 2006. The increase principally reflects higher slip clutch sales.

Consolidated gross profit as a percentage of consolidated sales (“gross margin”) was 46% for the year ended June 30, 2007 versus 42% for the year ended June 30, 2006. Gross margin for the geophysical equipment segment was 46% for the year ended June 30, 2007 versus 41% for the year ended June 30, 2006. The geophysical equipment segment gross margin improvement was due to higher manufacturing efficiencies associated with the 60% increase in sales of geophysical equipment and higher pricing, partially offset by higher material and labor costs. In addition, the gross margin for the year ended June 30, 2006 was adversely affected by sales of auxiliary equipment purchased from third party suppliers. Third party auxiliary equipment has significantly lower gross profit margins than the Company’s proprietary products. Gross margin for the industrial products segment increased from 43% for the year ended June 30, 2006 to 45% for the year ended June 30, 2007, primarily due to higher manufacturing efficiencies associated with the 11% sales increase.

Research and development costs for the year ended June 30, 2007 decreased by $19,000 or 7% from the year ended June 30, 2006. These expenditures are associated with work being done to improve the Company’s APG guns and SSMS. The decrease is due primarily to lower spending for improvements to SSMS. SSMS is utilized to measure air gun depth, air pressure, and “near field” energy output for each gun array and to provide high pressure air flow control, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company continues to work on more advanced stages of SSMS which will deliver further benefits to customers.

Selling, general and administrative expenses increased by $1,507,000 for the year ended June 30, 2007 from the year ended June 30, 2006 due primarily to higher compensation expense ($633,000), professional fees ($713,000) and freight out ($119,000). The increase in compensation expense primarily reflects higher incentive compensation, salaries for staff additions and salary increases; higher professional fees are primarily due to incremental expenses incurred to become compliant with Section 404 of the Sarbanes-Oxley Act of 2002; and higher freight out is attributable to the 55% sales increase.

The Company conducted an annual impairment test of goodwill balances as of July 1, 2007 and 2006. The results of these tests indicated that there was no impairment of the June 30, 2007 and 2006 goodwill balances.

The provision for income taxes for the year ended June 30, 2007 was $5,047,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35% primarily due to tax benefits for export sales and the manufacturer’s deduction, partially offset by state income taxes and income taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for year ended June 30, 2006 was $2,585,000, an effective tax rate of 35%. This rate was higher than the federal statutory rate of 34%, primarily due to state income taxes and income taxes attributable to goodwill amortization for tax purposes, partially offset by the tax benefit for export sales and the manufacturer’s deduction.

The above mentioned factors resulted in net income for the year ended June 30, 2007 of $10,607,000 compared to net income of $4,845,000 for the year ended June 30, 2006.

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Consolidated sales for the year ended June 30, 2006 totaled $32,591,000, an increase of $13,795,000 or 73% from the fiscal year ended June 30, 2005. Sales of geophysical equipment increased by $13,842,000 or 89%, due to higher volume of sales of complete energy source systems ($8,879,000), air gun replacement parts ($2,178,000) and underwater electrical connectors and cables and SSMS ($2,785,000). Higher sales in the geophysical equipment business reflect the continuing strength in marine seismic activity.

Industrial products sales for the year ended June 30, 2006 decreased by $47,000 or 1% compared to the year ended June 30, 2005. The fiscal 2006 sales decrease reflects lower electric motor sales.

Consolidated gross profit as a percentage of consolidated sales (“gross margin”) was 42% for the year ended June 30, 2006, unchanged from the year ended June 30, 2005. Gross margin for the geophysical equipment segment was 41% for the year ended June 30, 2006 unchanged from the year ended June 30, 2005. The gross margin for geophysical equipment for the year ended June 30, 2006 was adversely affected by: (i) higher raw material costs; (ii) higher labor costs; and (iii) certain sales which included several items of auxiliary equipment purchased from third-party suppliers which typically have a lower gross margin than the Company’s proprietary products. Effective February 1, 2006, the Company implemented a 6% price increase for air guns and related replacement parts in response to higher material and labor costs. Effective June 1, 2006, the Company implemented a 5% price increase for underwater electrical connectors and cables in response to higher material and labor costs. The adverse effect on the gross margin for geophysical equipment was offset by these price increases, resulting in an unchanged gross margin. Gross margin for the industrial products segment decreased from 44% for the year ended June 30, 2005 to 43% for the year ended June 30, 2006, reflecting higher compensation cost partially offset by lower retirement plan cost. The Company implemented a 3% price increase for industrial products effective April 1, 2006.

Research and development costs for the year ended June 30, 2006 increased by $18,000 or 7% from the year ended June 30, 2005 due to work being done to improve APG guns and SSMS. The Company continues working on more advanced stages of SSMS that will deliver further benefits to customers.

Selling, general and administrative expenses increased by $859,000 for the year ended June 30, 2006 from the year ended June 30, 2005 primarily due to higher compensation expense ($829,000). The increase in compensation expense related primarily to higher incentive compensation ($619,000).

The Company conducted an annual impairment test of goodwill balances as of July 1, 2006 and 2005. The results of these tests indicated that there was no impairment of the June 30, 2006 and 2005 goodwill balances.

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

Revenue Recognition

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria: (1) Manufacturing products based on customer specifications; (2) Delivering product to the customer before the close of the reporting period, whereby delivery results in the transfer of ownership risk to the customer; (3) Establishing a set sales price with the customer; (4) Collecting the sales revenue from the customer is reasonably assured; and (5) No contingencies exist.

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at June 30, 2007 and 2006 was $524,000 and $505,000, respectively. At June 30, 2007 and 2006, approximately $1,401,000 and $1,253,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At June 30, 2007, the cost of inventory which has more than a five-year supply on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $620,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, it would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2007, the inventory valuation reserve was increased by $19,000, and the Company did not scrap or dispose of any items.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at June 30, 2007 and June 30, 2006 because future taxable income is believed to be sufficient to utilize the deferred tax asset.

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2007 and 2006 and the tests indicated no impairment. The tests were conducted by management. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products and A-G, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

Goodwill represents approximately 23% of the Company’s total assets at June 30, 2007 and is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago. See Notes 1 and 2 to Consolidated Financial Statements for additional information concerning goodwill.

Recent Accounting Developments:

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

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance regarding the methodology for quantifying and evaluating the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Application of the guidance in SAB 108 did not have an effect on the Company’s financial position, cash flows or results of operations.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which is an amendment of FASB Statements No. 87, 88, 106 and 132R. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. SFAS 158 did not have an impact on the Company’s consolidated financial statements because the Company does not have any defined benefit or other postretirement plans.

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of FIN 48 will not have a significant impact on the Company’s consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

None.

ITEM 8.	Financial Statements and Supplementary Data

The information required under this Item 8 is set forth on pages F-1 through F-21 of this Report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of June 30, 2007. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

See page F-1 of this Report for Management’s Report On Internal Control Over Financial Reporting and page F-2 of this Report for Report of Independent Registered Public Accounting Firm on our assessment of internal control over financial reporting and opinion on the effectiveness of the Company’s internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “General Information Relating to the Board of Directors” in the Company’s definitive proxy statement relating to the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K (the “Definitive Proxy Statement”).

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

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “General Information Relating to the Board of Directors” in the Definitive Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Relationship with Independent Accountants” in the Definitive Proxy Statement.

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

(b) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001, SEC File No. 001-12075).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 001-12075).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Bolt Technology Corporation 2006 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed February 23, 2007, Registration No. 333-140854).†

10.3	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.5	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.6	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001, SEC File No. 001-12075).†

Exhibit No.	Description
10.7	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005).†

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation.*

*	filed herewith
†	Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: September 10, 2007	By:	/s/ RAYMOND M. SOTO
Raymond M. Soto
(Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND M. SOTO (Raymond M. Soto)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2007

/s/ JOSEPH ESPESO (Joseph Espeso)	Senior Vice President—Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 10, 2007

/s/ KEVIN M. CONLISK (Kevin M. Conlisk)	Director	September 10, 2007

/s/ MICHAEL H. FLYNN (Michael H. Flynn)	Director	September 10, 2007

/s/ GEORGE R. KABURECK (George R. Kabureck)	Director	September 10, 2007

/s/ JOSEPH MAYERICK, JR. (Joseph Mayerick, Jr.)	Director	September 10, 2007

/s/ STEPHEN F. RYAN (Stephen F. Ryan)	Director	September 10, 2007

/s/ GERALD H. SHAFF (Gerald H. Shaff)	Director	September 10, 2007

/s/ GERALD A. SMITH (Gerald A. Smith)	Director	September 10, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

The management of Bolt Technology Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13(a)-15(f) of the Securities Exchange Act of 1934.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting could vary over time.

The management of Bolt Technology Corporation, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2007 based upon criteria set forth in the “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of June 30, 2007, our internal control over financial reporting is effective.

Our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by McGladrey & Pullen, LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bolt Technology Corporation

Norwalk, Connecticut

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Bolt Technology Corporation maintained effective internal control over financial reporting as of June 30, 2007, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Bolt Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bolt Technology Corporation maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Also in our opinion, Bolt Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bolt Technology Corporation and our report dated September 7, 2007 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Stamford, Connecticut

September 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bolt Technology Corporation

Norwalk, Connecticut

We have audited the consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule of Bolt Technology Corporation listed in Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2007, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)” and our report dated September 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Bolt Technology Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of Bolt Technology Corporation’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Stamford, Connecticut

September 7, 2007

Bolt Technology Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$9,988,000	$4,580,000
Accounts receivable, less allowance for uncollectible accounts of $63,000 in 2007 and $93,000 in 2006	10,619,000	7,639,000
Inventories	11,921,000	8,196,000
Deferred income taxes	228,000	233,000
Other current assets	466,000	250,000

Total current assets	33,222,000	20,898,000

Property, Plant and Equipment:
Land	253,000	253,000
Buildings	1,029,000	760,000
Leasehold improvements	409,000	362,000
Machinery and equipment	7,861,000	7,427,000

	9,552,000	8,802,000
Less accumulated depreciation	(6,348,000)	(6,199,000)

	3,204,000	2,603,000

Goodwill, net	10,956,000	10,999,000
Other Assets	123,000	111,000

Total assets	$47,505,000	$34,611,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,668,000	$2,389,000
Accrued expenses	2,622,000	2,296,000
Income taxes payable	—	1,158,000

Total current liabilities	6,290,000	5,843,000

Deferred Income Taxes	529,000	436,000

Total liabilities	6,819,000	6,279,000

Stockholders’ Equity:
Common stock, no par value, authorized 9,000,000 shares; issued and outstanding 5,721,065 in 2007 and 5,560,686 in 2006	28,335,000	26,588,000
Retained Earnings	12,351,000	1,744,000

Total Stockholders’ Equity	40,686,000	28,332,000

Total liabilities and stockholders’ equity	$47,505,000	$34,611,000

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Consolidated Statements of Income

	For the Years Ended June 30,
	2007	2006	2005
Revenues:
Sales	$50,464,000	$32,591,000	$18,796,000

Costs and Expenses:
Cost of sales	27,286,000	19,049,000	10,973,000
Research and development	270,000	289,000	271,000
Selling, general and administrative	7,465,000	5,958,000	5,099,000
Interest income	(211,000)	(135,000)	(47,000)

	34,810,000	25,161,000	16,296,000

Income before income taxes	15,654,000	7,430,000	2,500,000
Provision for income taxes	5,047,000	2,585,000	841,000

Net income	$10,607,000	$4,845,000	$1,659,000

Earnings per share:
Basic	$1.89	$0.89	$0.31
Diluted	$1.87	$0.86	$0.30
Average number of common shares outstanding:
Basic	5,610,459	5,464,266	5,418,952
Diluted	5,682,366	5,630,767	5,533,382

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$10,607,000	$4,845,000	$1,659,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	348,000	294,000	284,000
Deferred income taxes	141,000	263,000	469,000
Stock based compensation expense	56,000	—	—

	11,152,000	5,402,000	2,412,000
Change in operating assets and liabilities:
Accounts receivable	(2,980,000)	(4,596,000)	(707,000)
Inventories	(3,725,000)	(1,143,000)	(2,454,000)
Other assets	(228,000)	(94,000)	5,000
Accounts payable	1,279,000	289,000	1,639,000
Accrued expenses	326,000	1,254,000	376,000
Income taxes payable	(1,158,000)	810,000	293,000
Customer deposit	—	(414,000)	414,000

Net cash provided by operating activities	4,666,000	1,508,000	1,978,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(949,000)	(994,000)	(1,238,000)

Net cash used in investing activities	(949,000)	(994,000)	(1,238,000)

Cash Flows From Financing Activities:
Exercise of stock options	403,000	412,000	24,000
Tax benefits on stock options exercised	1,288,000	—	—

Net cash provided by financing activities	1,691,000	412,000	24,000

Net increase in cash	5,408,000	926,000	764,000
Cash and cash equivalents at beginning of year	4,580,000	3,654,000	2,890,000

Cash and cash equivalents at end of year	$9,988,000	$4,580,000	$3,654,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$4,824,000	$1,513,000	$79,000
Non-cash transactions:
Transfer of inventory to property, plant and equipment	$—	$88,000	$—

See Notes to Consolidated Financial Statements.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Note 1—Description of Business and Significant Accounting Policies

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

Allowance for Uncollectible Accounts:

The allowance for uncollectible accounts is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for uncollectible accounts when the Company believes that collectability of the principal is unlikely. The allowance is an amount that the Company believes will be adequate to absorb estimated losses on existing accounts receivable, based on the evaluation of the collectability of accounts receivable and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall accounts receivable quality, review of specific problem accounts receivable, and current economic and industry conditions that may affect the customer’s ability to pay. While the Company uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic and industry conditions or any other factors considered in the Company’s evaluation. The allowance for uncollectible accounts balance and activity information is presented in Schedule II-Valuation and Qualifying Accounts for the Three Years Ended June 30, 2007.

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

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net tangible assets acquired in business combinations. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually or more frequently if impairment indicators arise. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired. If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss. Any such impairment loss would be recognized in the results of operations in the period in which the impairment loss arose. Goodwill was tested for impairment as of July 1, 2007 and 2006, and the tests indicated no impairment.

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

The Company’s other long-lived assets consist of property, plant and equipment and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of June 30, 2007 and 2006 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

Revenue Recognition and Warranty Costs:

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria: (1) manufacturing products based on customer specifications; (2) delivering product to the customer before the close of the reporting period, whereby delivery results in the transfer of ownership risk to the customer; (3) establishing a set sales price with the customer; (4) collecting the sales revenue from the customer is reasonably assured; and (5) no contingencies exist.

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

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

payable for the year determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company’s deferred tax assets and liabilities. See Note 4 to Consolidated Financial Statements for additional information concerning the provision for income taxes and deferred tax accounts.

Stock-Based Compensation:

Effective July 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS 123 R) utilizing the modified prospective approach. Prior to the adoption of SFAS 123 R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, no compensation expense for stock options was recognized.

Under the modified prospective approach, SFAS 123 R applies to new awards and to awards that were outstanding on July 1, 2005 that are substantially modified, repurchased or cancelled. Under the modified prospective approach, compensation cost to be recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested, as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 R.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised based on the excess of the fair market value over the exercise price of the option. Prior to the adoption of SFAS 123 R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. In accordance with SFAS 123 R, the Consolidated Statements of Cash Flows reports the tax benefits from the exercise of stock options as financing cash flows.

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

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options were exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation of basic earnings per share to diluted earnings per share for each of the last three years:

	Years Ended June 30,
	2007	2006	2005
Net income available to common stockholders	$10,607,000	$4,845,000	$1,659,000

Divided by:
Weighted average common shares	5,610,459	5,464,266	5,418,952
Weighted average common share equivalents	71,907	166,501	114,430

Total weighted average common shares and common share equivalents	5,682,366	5,630,767	5,533,382

Basic earnings per share	$1.89	$0.89	$0.31

Diluted earnings per share	$1.87	$0.86	$0.30

For the fiscal year ended June 30, 2007, the calculations do not include options to acquire 18,000 shares, since their inclusion would have been anti-dilutive.

Recent Accounting Developments:

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

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance regarding the methodology for quantifying and evaluating the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Application of the guidance in SAB 108 did not have an effect on the Company’s financial position, cash flows or results of operations.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which is an amendment of FASB Statements No. 87, 88, 106 and 132R. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in the balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. SFAS 158 did not have an impact on the Company’s consolidated financial statements because the Company does not have any defined benefit or other postretirement plans.

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of FIN 48 will not have a significant impact on the Company’s consolidated financial statements.

Note 2—Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of Custom Products in fiscal year 1998 and A-G in fiscal year 1999, which are two SFAS No. 142 reporting units. Bolt, the parent of Custom Products and A-G, is a third reporting unit and has no goodwill. Both Bolt and A-G are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

The composition of the net goodwill balance at June 30 by reporting segment is as follows:

	2007	2006
A-G (Geophysical Equipment Segment)	$7,679,000	$7,679,000
Custom Products (Industrial Products Segment)	3,277,000	3,320,000

	$10,956,000	$10,999,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products is the result of the tax benefit generated by the goodwill deduction for tax purposes.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Goodwill represents approximately 23% of the Company’s total assets at June 30, 2007 and is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting several years ago.

See Note 1 to Consolidated Financial Statements for additional information concerning goodwill.

Note 3—Inventories

Inventories at June 30 consist of the following:

	2007	2006
Raw materials and sub-assemblies	$11,676,000	$7,917,000
Work-in-process	769,000	784,000

	12,445,000	8,701,000
Less-Reserve for inventory valuation	(524,000)	(505,000)

	$11,921,000	$8,196,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at June 30, 2007 and 2006 was $524,000 and $505,000, respectively. At June 30, 2007 and 2006, approximately $1,401,000 and $1,253,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At June 30, 2007, the cost of inventory which has more than a five-year supply on hand and the cost of inventory which has had no sales during the last five years amounted to approximately $620,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, it would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2007, the inventory valuation reserve was increased by $19,000, and the Company did not scrap or dispose of any items. The inventory valuation reserve balance and activity information is presented in Schedule II-Valuation and Qualifying Accounts For the Three Years Ended June 30, 2007.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Note 4—Income Taxes

Income tax expense consists of the following for the three years ended June 30:

	2007	2006	2005
Current:
Federal	$4,864,000	$2,130,000	$275,000
State	43,000	192,000	96,000
Deferred:
Federal	116,000	239,000	494,000
State	24,000	24,000	(24,000)

Income tax expense	$5,047,000	$2,585,000	$841,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes is as follows:

	Years Ended June 30,
	2007	2006	2005
Statutory rate	35%	34%	34%
State income taxes, net of federal tax benefit	—	2	1
Nondeductible expenses	—	1	1
Exempt income from foreign sales and domestic production activities	(2)	(2)	(2)
Other	(1)	—	—

Effective rate	32%	35%	34%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset and liability accounts were as follows at June 30:

	2007	2006
Net deferred tax asset-current:
Inventory valuation reserve	$204,000	$197,000
Allowance for uncollectible accounts	24,000	36,000

Total	$228,000	$233,000

Net deferred tax liability-noncurrent:
Stock options	$14,000	$—
Tax loss carry-forward	—	24,000
Property, plant and equipment depreciation	99,000	82,000
Amortization of goodwill	(642,000)	(542,000)

Total	$(529,000)	$(436,000)

Note 5—Benefit Plans

The Company maintains defined contribution retirement plans covering substantially all employees who satisfy the age and service requirements of the plans. The Company’s contributions to the plans are discretionary and for the years ended June 30, 2007, 2006 and 2005 amounted to $229,000, $206,000, and $219,000, respectively.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Note 6—Stock Options

The Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (the “1993 Stock Option Plan”) provided for the granting of options to purchase up to 550,000 shares of Common Stock of the Company at a price not less than fair market value at date of grant. Options granted to employees under the 1993 Stock Option Plan were exercisable for a period of up to ten years. The 1993 Stock Option Plan also provided for the granting to non-employee directors of options to purchase 3,000 shares of Common Stock each time they were elected directors. Under the terms of the 1993 Stock Option Plan, no options could be granted subsequent to June 30, 2003, but options granted prior to that date remained in effect until such options were exercised or terminated in accordance with the plan and the terms of such options. At June 30, 2007, no options were outstanding under the 1993 Stock Option Plan.

A summary of the 1993 Stock Option Plan at June 30, 2007, 2006 and 2005 and the changes during the years ended on those dates is presented below.

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	166,189	$3.08	311,975	$3.17	335,000	$3.20
Granted	—	—	—	—	—	—
Exercised	(166,189)	$3.08	(138,786)	$3.20	(18,025)	$3.78
Expired	—	—	(7,000)	$4.56	(5,000)	$3.05

Outstanding at end of year	—		166,189	$3.08	311,975	$3.17

The Bolt Technology Corporation 2006 Stock Option Plan (the “2006 Stock Option Plan”) was approved by the Company’s stockholders at the November 21, 2006 Annual Meeting of Stockholders. The 2006 Plan provides for the granting of options to non-employee directors of the Company and officers and employees of the Company and its subsidiaries to purchase up to 500,000 shares of Common Stock of the Company at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period of up to ten years. The 2006 Stock Option Plan also provides for the granting to each non-employee director of options to purchase 5,000 shares of Common Stock on the date of his or her election to the Company’s Board of Directors at the Company’s 2006 Annual Meeting of Stockholders and each year of election thereafter ending with the Company’s 2015 Annual Meeting of Stockholders. The two non-employee directors elected at the 2006 Annual Meeting of Stockholders were each granted options for 5,000 shares. In addition, the 2006 Stock Option Plan provides for the granting to the current non-employee directors who were elected at the Company’s Annual Meeting of Stockholders held in 2003, 2004 and 2005 of options to purchase 3,000 shares of Common Stock for each year elected, or an aggregate of 15,000 shares. Accordingly, options for a total of 25,000 shares were granted to non-employee directors on November 21, 2006. Each option granted to a non-employee director has an option term of five years from the date of grant and is exercisable with respect to 25% of the shares covered under the option in each of the second through fifth years of its term. Under the terms of the 2006 Stock Option Plan, no options can be granted subsequent to June 30, 2016.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

The fair value of options granted in November 2006 was $10.69 per share as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	67%
Risk-free interest rate	4.55%
Expected life (years)	5

In addition, 18,000 options were granted to employees of the Company on April 26, 2007. Each option has a term of five years from the date of grant and is exercisable with respect to 25% of the shares covered under the option in each of the second through fifth years of its term.

The fair value of options granted in April 2007 was $23.51 per share as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	59%
Risk-free interest rate	5.00%
Expected life (years)	5

The aggregate compensation expense, using the Black-Scholes option-pricing model, for both grants under the 2006 Stock Option Plan was $690,000. This expense, which is a non-cash item, is being recognized in the Company’s income statement over the five-year vesting period. During the year ended June 30, 2007, $56,000 of such compensation expense was recognized. During the year ended June 30, 2006, no compensation expense was recognized for the 1993 Stock Option Plan.

A summary of changes in the 2006 Stock Option Plan during the year ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2006	—	—	—
Granted	43,000	$28.28	4.6 years
Exercised	—	—	—
Expired	—	—	—

Outstanding at June 30, 2007	43,000	$28.28	4.6 years

The aggregate intrinsic value (market price at June 30, 2007 less the weighted average exercise price) of outstanding stock options under the 2006 Stock Option Plan at June 30, 2007 was approximately $677,000. The expiration dates for the outstanding options under the 2006 Stock Option Plan at June 30, 2007 are: 25,000 shares on November 21, 2011 and 18,000 shares on April 26, 2012. Options outstanding at June 30, 2007 consisted of 25,000 non-qualified and 18,000 qualified stock options, and were not exercisable.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Note 7—Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three years ended June 30, 2007 were as follows:

	Common Stock		Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance June 30, 2004	5,414,357	$26,152,000	$(4,760,000)	$21,392,000
Exercise of stock options, net of 8,422 shares tendered for payment	9,603	24,000	—	24,000
Net income	—	—	1,659,000	1,659,000

Balance June 30, 2005	5,423,960	26,176,000	(3,101,000)	23,075,000
Exercise of stock options, net of 2,060 shares tendered for payment	136,726	412,000	—	412,000
Net income	—	—	4,845,000	4,845,000

Balance June 30, 2006	5,560,686	26,588,000	1,744,000	28,332,000
Exercise of stock options, net of 5,810 shares tendered for payment	160,379	403,000	—	403,000
Stock based compensation expense	—	56,000	—	56,000
Tax benefit on stock options exercised	—	1,288,000	—	1,288,000
Net income	—	—	10,607,000	10,607,000

Balance June 30, 2007	5,721,065	$28,335,000	$12,351,000	$40,686,000

Note 8—Commitments and Contingencies

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

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the June 30, 2007 and 2006 balance sheets approximate carrying values at those dates.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Lease Commitments:

The following table presents the Company’s future minimum lease payments as of June 30, 2007 relating to its non-cancelable operating leases with terms in excess of one year:

Years Ended June 30,	Amount
2008	$374,000
2009	385,000
2010	348,000
2011 and beyond	870,000

Total	$1,977,000

Under such operating leases, rent expense amounted to $379,000, $373,000 and $475,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

The Company’s current leases for its Norwalk, Connecticut office and manufacturing facilities expire in 2013.

The Company’s lease for its North Haven, Connecticut manufacturing facility expires in 2009. The Company does not have an option to renew such lease.

Employment Severance Agreements:

The Company has a severance compensation plan for the two executive officers of the Company, other than the president and chief executive officer, which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan.

The Company also has employment agreements with its president and chief executive officer and the president of A-G, which provide for severance in the case of voluntary or involuntary termination following a change in control. These employment agreements each have terms through June 30, 2010, subject to extension as set forth in the agreements.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $4,750,000 at June 30, 2007. No amounts were due as of that date because no events had occurred which would have triggered payments under the severance compensation plan or severance payments under the employment agreements.

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current or pending litigation.

Note 9—Segment and Customer Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt Technology Corporation and A-G are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the fiscal years ended June 30, 2007, 2006 and 2005.

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal Year ended June 30, 2007	Geophysical Equipment	Industrial Products	Total
Sales	$46,929,000	$3,535,000	$50,464,000
Interest income	211,000	—	211,000
Depreciation and amortization	319,000	29,000	348,000
Income before income taxes	14,757,000	897,000	15,654,000
Segment assets	42,779,000	4,726,000	47,505,000
Fixed asset additions	837,000	112,000	949,000

Fiscal Year ended June 30, 2006	Geophysical Equipment	Industrial Products	Total
Sales	$29,393,000	$3,198,000	$32,591,000
Interest income	135,000	—	135,000
Depreciation and amortization	274,000	20,000	294,000
Income before income taxes	6,759,000	671,000	7,430,000
Segment assets	29,875,000	4,736,000	34,611,000
Fixed asset additions	971,000	23,000	994,000

Fiscal Year ended June 30, 2005	Geophysical Equipment	Industrial Products	Total
Sales	$15,551,000	$3,245,000	$18,796,000
Interest income	47,000	—	47,000
Depreciation and amortization	262,000	22,000	284,000
Income before income taxes	1,903,000	597,000	2,500,000
Segment assets	22,676,000	4,640,000	27,316,000
Fixed asset additions	1,208,000	30,000	1,238,000

The Company does not allocate income taxes to segments.

The following table reports sales by country for the fiscal years ended June 30, 2007, 2006 and 2005. Sales are attributed to each country based on the location of the customer. Total sales to all foreign countries for the fiscal years ended June 30, 2007, 2006 and 2005 were $36,576,000, $23,270,000 and $9,068,000, respectively.

	2007	2006	2005
Norway	$15,790,000	$6,969,000	$3,105,000
United States	13,888,000	9,321,000	9,728,000
United Arab Emirates	7,801,000	6,068,000	773,000
France	2,967,000	2,118,000	1,191,000
Peoples Republic of China	2,240,000	2,494,000	417,000
United Kingdom	1,424,000	715,000	1,141,000
India	715,000	1,820,000	158,000
Other	5,639,000	3,086,000	2,283,000

	$50,464,000	$32,591,000	$18,796,000

A relatively small number of customers has accounted for the Company’s geophysical equipment segment sales. Customers accounting for 10% or more of consolidated sales for 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Customer A	19%	15%	19%
Customer B	11	4	0
Customer C	10	22	14
Customer D	10	4	0

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Note 10—Accrued Expenses

Accrued expenses at June 30, 2007 and 2006 consist of the following:

	2007	2006
Compensation and related taxes	$1,479,000	$1,176,000
Compensated absences	374,000	308,000
Commissions payable	473,000	533,000
Other	296,000	279,000

	$2,622,000	$2,296,000

Note 11—Credit Line

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit facility with a bank to support general corporate purposes. The facility expires on May 31, 2010, and the Company has an option to extend the maturity date for one year periods. Borrowings bear interest based on LIBOR plus 1%. The unpaid principal is repayable on the earlier of an event of default or May 31, 2010, subject to extension. In addition, a commitment fee of 0.25% per year is payable based on the unused amount of the facility. The agreement requires, among other things, that the Company maintain certain financial covenants. During fiscal 2007, there were no borrowings under this facility.

Note 12—Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the fiscal years ended June 30, 2007 and 2006:

	Quarter Ended
2007	Sept. 30	Dec. 31	March 31	June 30
Sales	$10,001,000	$12,267,000	$12,728,000	$15,468,000
Gross profit	4,567,000	5,396,000	6,061,000	7,154,000
Income before taxes	2,961,000	3,516,000	4,173,000	5,004,000
Net income	2,002,000	2,370,000	2,845,000	3,390,000
Basic earnings per share	$0.36	$0.42	$0.51	$0.60
Diluted earnings per share	$0.35	$0.42	$0.50	$0.60

	Quarter Ended
2006	Sept. 30	Dec. 31	March 31	June 30
Sales	$7,994,000	$6,567,000	$8,418,000	$9,612,000
Gross profit	3,040,000	2,740,000	3,323,000	4,439,000
Income before taxes	1,610,000	1,377,000	1,962,000	2,481,000
Net income	1,020,000	897,000	1,307,000	1,621,000
Basic earnings per share	$0.19	$0.17	$0.24	$0.29
Diluted earnings per share	$0.18	$0.16	$0.23	$0.29

Bolt Technology Corporation and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Note 13—Subsequent Event

In July 2007, a wholly-owned subsidiary of the Company entered into an asset purchase agreement to acquire substantially all of the net assets of Real Time Systems (RTS) effective as of July 1, 2007, for $4,532,000. Further payments may be due if RTS achieves certain sales levels in the two successive twelve-month periods beginning July 1, 2007. Any contingent purchase price paid will be charged to goodwill. Pursuant to the terms of the asset purchase agreement, RTS entered into a two-year employment agreement, subject to extension, with the former owner of RTS to serve as the President of RTS effective July 1, 2007.

RTS develops, manufactures and sells controllers and synchronizers for seismic energy sources (air guns). RTS products are designed to control and synchronize up to 96 air guns in a single seismic exploration vessel. Effective July 1, 2007, the operations of RTS will be included in the Company’s geophysical equipment segment.

The fair values of the net assets acquired are currently in the process of being determined. However, it is expected that approximately $3,500,000 of the purchase price will be allocated to goodwill. This transaction will be accounted for by the purchase method of accounting. Goodwill will not be amortized but will be subject to periodic impairment testing. The consolidated results of the Company will include the results of operations of RTS from July 1, 2007 onward.

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the year ended June 30, 2007, assuming the acquisition of RTS, as described above, was made on July 1, 2006.

Sales	$55,699,000

Net income	$12,162,000

Basic earnings per share	$2.17

Diluted earnings per share	$2.14

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition been consummated on July 1, 2006, nor are they necessarily indicative of results in the future.

Bolt Technology Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the Three Years Ended June 30, 2007

		Additions
Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Charged To Other Accounts	Deductions		Balance At End Of Year
Allowance for uncollectible accounts:
2005	$60,000	$93,000	$—	$(81,000	)(a)	$72,000
2006	72,000	73,000	—	(52,000	)(a)	93,000
2007	93,000	98,000	—	(128,000	)(a)	63,000

Reserve for inventory valuation:
2005	$594,000	$127,000	$—	$(6,000	)(b)	$715,000
2006	715,000	135,000	—	(345,000	)(b)	505,000
2007	505,000	19,000	—	—		524,000

(a)	Accounts written-off.
(b)	Inventory disposed of.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001, SEC File No. 001-12075).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 001-12075).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Bolt Technology Corporation 2006 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed February 23, 2007, Registration No. 333-140854).†

10.3	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.5	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.6	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q for the quarter ended September 30, 2001, SEC File No. 001-12075).†

10.7	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005).†

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation.*

*	filed herewith
†	Management contract or compensatory plan.