Form 10-Q
period 2007-09-30
BOLT TECHNOLOGY CORP
filed 2007-11-06
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

At November 1, 2007, there were 5,721,065 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Sales	$15,261,000	$10,001,000

Costs and Expenses:
Cost of sales	8,193,000	5,434,000
Research and development	69,000	81,000
Selling, general and administrative	2,036,000	1,567,000
Interest income	(58,000)	(42,000)

	10,240,000	7,040,000

Income before income taxes	5,021,000	2,961,000
Provision for income taxes	1,566,000	959,000

Net income	$3,455,000	$2,002,000

Earnings per share:
Basic	$0.60	$0.36
Diluted	$0.60	$0.35
Average shares outstanding:
Basic	5,721,065	5,571,933
Diluted	5,721,510	5,676,731

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,856,000	$9,988,000
Accounts receivable, net	12,268,000	10,619,000
Inventories, net	12,956,000	11,921,000
Deferred income taxes	246,000	228,000
Other	367,000	466,000

Total current assets	32,693,000	33,222,000

Property, Plant and Equipment, net	3,831,000	3,204,000
Goodwill and Other Assets	14,653,000	11,079,000

Total assets	$51,177,000	$47,505,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,340,000	$3,668,000
Accrued expenses	1,600,000	2,622,000
Income taxes payable	1,452,000	—

Total current liabilities	6,392,000	6,290,000

Deferred Income Taxes	565,000	529,000

Total liabilities	6,957,000	6,819,000

Stockholders’ Equity:
Common stock	28,414,000	28,335,000
Retained earnings	15,806,000	12,351,000

Total stockholders’ equity	44,220,000	40,686,000

Total liabilities and stockholders’ equity	$51,177,000	$47,505,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$3,455,000	$2,002,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	101,000	92,000
Deferred income taxes	28,000	9,000
Stock based compensation expense	33,000	—

	3,617,000	2,103,000
Changes in operating assets and liabilities, net of effects of Real Time Systems Inc. purchase:
Accounts receivable	(1,234,000)	599,000
Inventories	(662,000)	(1,578,000)
Other assets	106,000	(62,000)
Accounts payable	(328,000)	394,000
Accrued expenses	(1,024,000)	(561,000)
Income taxes payable	1,452,000	(4,000)
Customer deposits	—	520,000

Net cash provided by operating activities	1,927,000	1,411,000

Cash Flows From Investing Activities:
Purchase of Real Time Systems Inc., net of cash acquired	(4,468,000)	—
Purchase of property, plant and equipment	(637,000)	(113,000)

Net cash used by investing activities	(5,105,000)	(113,000)

Cash Flows From Financing Activities:
Tax benefits from stock options exercised	46,000	—

Net cash provided by financing activities	46,000	—

Net (decrease) increase in cash and cash equivalents	(3,132,000)	1,298,000
Cash and cash equivalents at beginning of period	9,988,000	4,580,000

Cash and cash equivalents at end of period	$6,856,000	$5,878,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$14,000	$954,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three month periods ended September 30, 2007 and 2006 and the consolidated statements of cash flows for the three month periods ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Note 2 – Description of Business and Significant Accounting Policies

The Company consists of four operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”), which was acquired effective July 1, 2007, and Custom Products Corporation (“Custom Products”). Bolt, A-G and RTS are in the “geophysical equipment” segment. Bolt manufactures and sells air guns and replacement parts, A-G manufactures and sells underwater cables, connectors, hydrophones and seismic source monitoring systems and RTS manufactures and sells air gun controllers and synchronizers. Custom Products, which is in the “industrial products” segment, manufactures and sells miniature industrial clutches and brakes and sells sub-fractional horsepower electrical motors.

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

The Company’s approach to determining the fair value of the Custom Products and A-G reporting units was based on three different valuation methods: (a) a capitalized cash flow method which relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital of each reporting unit, (b) a market price method that gives consideration to the prices paid for publicly traded stocks, and (c) a projected net income method that examines the projected net income of certain publicly traded stocks to determine a multiple of earnings that should be applied to the business unit’s estimated earnings.

The estimated fair values of the Custom Products and A-G reporting units were determined utilizing each of the above methods, and the valuation methods were analyzed as indicators of value. Based on the foregoing, the Company determined that there was no impairment. See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

The Company’s other long-lived assets consist of property, plant and equipment and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of September 30, 2007 and June 30, 2007 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Net income available to common stockholders	$3,455,000	$2,002,000

Divided by:
Weighted average common shares outstanding (basic)	5,721,065	5,571,933
Weighted average common share equivalents	445	104,798

Total weighted average common shares and common share equivalents (diluted)	5,721,510	5,676,731

Basic earnings per share	$0.60	$0.36

Diluted earnings per share	$0.60	$0.35

Note 3 – Goodwill and Other Assets

Goodwill and other assets consists of the following:

	September 30, 2007	June 30, 2007
A-G Goodwill	$7,679,000	$7,679,000
Custom Products Goodwill	3,267,000	3,277,000
Real Time Systems Goodwill and Other Intangible Assets	3,583,000	—
Other noncurrent assets	124,000	123,000

	$14,653,000	$11,079,000

Real Time Systems (RTS) goodwill and other intangible assets of $3,583,000 represents the amount of the purchase price in excess of the net tangible assets acquired in the purchase of RTS effective as of July 1, 2007. The Company is in the process of determining the allocation between goodwill and other intangible assets acquired, such as the RTS non-compete agreement and trade name. When the determination is finalized, certain acquired intangible assets may qualify for amortization and such amortization will be recorded at that time. Based on the Company’s preliminary analysis, it does not appear that the amortization of other intangible assets will be significant. See Note 10 to Consolidated Financial Statements (Unaudited) for additional information concerning the RTS acquisition.

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the three month period ended September 30, 2007 of $10,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 4 – Income Taxes

Income tax expense consists of the following for the three month periods ended September 30:

	2007	2006
Current:
Federal	$1,530,000	$884,000
State	7,000	66,000

Deferred:
Federal	29,000	16,000
State	—	(7,000)

Income tax expense	$1,566,000	$959,000

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Adoption of FIN 48 required the Company to review all open tax years in all tax jurisdictions to determine if there were any uncertain income tax positions that would require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. This review is based on a two-step process. The first step is recognition. The Company determines whether it is more likely than not that an income tax position will be sustained upon examination. If an income tax position meets the more-likely-than-not recognition threshold, such income tax position is then measured to determine the amount of additional income tax expense or benefit to recognize in the financial statements. Based on its review, the Company has concluded that there were no significant income tax positions that would require the providing of additional income taxes or the recognition of any tax benefit in the Company’s financial statements. There were no unallocated tax reserves at September 30, 2007. The Company’s policy is to record any interest and penalties as a component of income tax expense. The Company’s federal income tax returns for fiscal years 2006 and 2007 are subject to examination by the Internal Revenue Service.

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2007	June 30, 2007
Raw materials and sub-assemblies	$12,284,000	$11,676,000
Work in process	1,227,000	769,000

	13,511,000	12,445,000
Less - reserve for inventory valuation	(555,000)	(524,000)

	$12,956,000	$11,921,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at September 30, 2007 and June 30, 2007 was $555,000 and $524,000, respectively. At September 30, 2007 and June 30, 2007, approximately $1,452,000 and $1,401,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At September 30, 2007, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $721,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a current cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the three month period ended September 30, 2007, the inventory valuation reserve was increased by $31,000, and the Company did not scrap or dispose of any items.

Note 6 – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	September 30, 2007	June 30, 2007
Land	$253,000	$253,000
Buildings	1,061,000	1,029,000
Leasehold improvements	414,000	409,000
Machinery and equipment	8,552,000	7,861,000

	10,280,000	9,552,000
Less - accumulated depreciation	(6,449,000)	(6,348,000)

	$3,831,000	$3,204,000

Note 7 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt, A-G and, effective July 1, 2007, RTS are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the three month periods ended September 30, 2007 and 2006:

Three months ended September 30, 2007

	Geophysical Equipment	Industrial Products	Total
Sales	$14,336,000	$925,000	$15,261,000
Interest income	58,000	—	58,000
Depreciation and amortization	93,000	8,000	101,000
Income before income taxes	4,763,000	258,000	5,021,000
Segment assets	46,334,000	4,843,000	51,177,000
Fixed asset additions	637,000	—	637,000

Three months ended September 30, 2006

	Geophysical Equipment	Industrial Products	Total
Sales	$9,046,000	$955,000	$10,001,000
Interest income	42,000	—	42,000
Depreciation and amortization	82,000	10,000	92,000
Income before income taxes	2,652,000	309,000	2,961,000
Segment assets	32,194,000	4,781,000	36,975,000
Fixed asset additions	87,000	26,000	113,000

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

The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the fair market value over the exercise price of the option. In accordance with SFAS 123 (R), the Consolidated Statements of Cash Flows reports tax benefits from the exercise of stock options as financing cash flows.

The Bolt Technology Corporation 2006 Stock Option Plan (the “2006 Stock Option Plan”) was approved by the Company’s stockholders at the November 21, 2006 Annual Meeting of Stockholders. The 2006 Stock Option Plan provides for the granting of options to non-employee directors of the Company and officers and employees of the Company and its subsidiaries to purchase up to 500,000 shares of Common Stock of the Company at a price not less than fair market value at date of grant. Options granted to employees are exercisable for a period of up to ten years. The 2006 Stock Option Plan also provides for the granting to each non-employee director of options to purchase 5,000 shares of Common Stock on the date of his or her election to the Company’s Board of Directors and each year of election thereafter ending with the Company’s 2015 Annual Meeting of Stockholders. Such options have a term of five years from the date of grant.

The aggregate compensation expense, using the Black-Scholes option-pricing model, for outstanding grants under the 2006 Stock Option Plan was $690,000. This expense, which is a non-cash item, is being recognized in the Company’s income statement over the five-year vesting period. During the three month period ended September 30, 2007, $33,000 of such compensation expense was recognized.

A summary of changes in the 2006 Stock Option Plan during the three month period ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at June 30, 2007	43,000	$28.28	4.6 years
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—

Outstanding at Sept. 30, 2007	43,000	$28.28	4.3 years

The aggregate intrinsic value (market price at September 30, 2007 less the weighted average exercise price) of outstanding stock options at September 30, 2007 was approximately $188,000. The expiration dates for the outstanding options at September 30, 2007 are: 25,000 shares in November 2011 and 18,000 shares in April 2012. Options outstanding at September 30, 2007, none of which were exercisable, consisted of 25,000 non-qualified and 18,000 qualified stock options.

Note 9 – Credit Line

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit facility with a bank to support general corporate purposes. The facility expires in May 2010, and the Company has an option to extend the maturity date for one year periods. Borrowings bear interest based on LIBOR plus 1%. The unpaid principal is repayable on the earlier of an event of default or May 31, 2010, subject to extension. In addition, a commitment fee of 0.25% per year is payable based on the unused amount of the facility. The agreement requires, among other things, that the Company maintain certain financial covenants. During the three month period ended September 30, 2007, there were no borrowings under this facility and, at September 30, 2007, the Company was in compliance with all of the covenants under the agreement.

Note 10 – Real Time Systems Inc. Acquisition

In July 2007, the Company acquired substantially all of the net assets of Real Time Systems Inc. (RTS) for $4,615,000 in cash including acquisition costs of $83,000. Additional payments may be due if RTS achieves net sales, in each of the two successive years beginning July 1, 2007, in excess of $2,000,000. Such additional payments will be calculated at 33% of net sales, in each year, in excess of $2,000,000 but less than $2,500,000 and 20% of net sales, in each year, in excess of $2,500,000. Any additional purchase price will be added to goodwill. The results of RTS have been included in the consolidated financial statements in the geophysical equipment segment effective from July 1, 2007.

The preliminary purchase price allocation is as follows:

Net current assets including cash of $147,000	$941,000
Property and equipment	91,000
Goodwill and other intangible assets	3,583,000

$4,615,000

See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS goodwill and other intangible assets.

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three-month period ended September 30, 2006, assuming the acquisition of RTS was made on July 1, 2006.

Sales	$11,069,000

Net income	$2,263,000

Basic earnings per share	$0.41

Diluted earnings per share	$0.40

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition been consummated on July 1, 2006, nor are they necessarily indicative of results in the future.

Note 11 – Contingencies

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

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, (v) the risk of fluctuations in future operating results and (vi) other risks detailed in the Company’s filings with the Securities and Exchange Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe” and similar expressions are intended to identify forward-looking statements.

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. After an industry wide slowdown in marine seismic activity in fiscal 2003, marine seismic exploration activity started to improve during fiscal 2004, and this improvement has continued during fiscal 2005 through 2007 and the first three months of fiscal 2008. The high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. As a result, the demand for the Company’s geophysical products continues to be strong. The Company’s geophysical equipment sales increased 58% in the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 as customer orders for complete energy source systems, replacement parts for energy source systems, the Company’s Seismic Source Monitoring System (“SSMS”) and underwater electrical connectors and cables increased substantially. In addition, the acquisition of Real Time Systems Inc. (“RTS”) effective July 1, 2007, a manufacturer of air gun controllers and synchronizers, contributed to the geophysical sales increase. The Company believes that the oil services industry will continue to experience growth in fiscal 2008 due to the continued imbalance between supply and demand for hydrocarbons, low reserve replacement rates and high commodity prices. In addition, we anticipate increased use of more sophisticated technology, such as 4-D and wide-azimuth surveys, to more effectively manage proven oil and gas reservoirs. These surveys create a need for a larger seismic vessel fleet because such surveys require significantly more vessel time than traditional 3-D or exploration surveys.

Sales in the industrial products segment decreased by 3% for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006, due to lower sales of sub-fractional horsepower electric motors. The Company anticipates that industrial products sales should increase during the remaining quarters of fiscal 2008 due to the addition of new customers and pricing, although sales growth is expected to moderate due to slowing growth in the U.S. economy.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet at September 30, 2007 remained strong. Working capital at September 30, 2007 was $26.3 million, a small decrease from the $26.9 million at June 30, 2007. This decrease was due to the acquisition, for cash, of RTS, which was substantially offset by working capital growth attributable to the Company’s geophysical equipment business.

Liquidity and Capital Resources

As of September 30, 2007, the Company believes that current cash and cash equivalents and projected cash flow from operations are adequate to meet foreseeable operating needs in fiscal 2008.

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit agreement with a bank to provide funds for general corporate purposes should the need arise. During fiscal 2007 and the three months ended September 30, 2007, the Company has not borrowed against this facility. See Note 9 to Consolidated Financial Statements (Unaudited) for further information concerning the revolving credit agreement.

Three Months Ended September 30, 2007

At September 30, 2007, the Company had $6,856,000 in cash and cash equivalents. This amount is $3,132,000 or 31% lower than the amount of cash and cash equivalents at June 30, 2007. For the three month period ended September 30, 2007, cash flow from operating activities after changes in working capital items was $1,927,000, primarily due to net income adjusted for depreciation and deferred income taxes plus higher current liabilities and lower other assets partially offset by increases in accounts receivable and inventories.

For the three month period ended September 30, 2007, the Company used $4,468,000, net of $147,000 of cash acquired, for the acquisition of RTS and $637,000 for capital expenditures funded from operating cash flow. These capital expenditures related to new and replacement equipment and a small expansion of the Cypress, Texas manufacturing facility.

The Company estimates that capital expenditures for fiscal 2008 will approximate $750,000, which will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s geophysical equipment segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At September 30, 2007 and June 30, 2007, the five customers with the highest balances due represented 63% and 67%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Three Months Ended September 30, 2006

At September 30, 2006, the Company had $5,878,000 in cash and cash equivalents. For the three month period ended September 30, 2006, cash and cash equivalents increased by $1,298,000 or 28% from the amount at June 30, 2006. For the three month period ended September 30, 2006, cash flow from operating activities after changes in working capital items was $1,411,000 primarily due to net income adjusted for depreciation and deferred income taxes, lower accounts receivable and higher current liabilities partially offset by higher inventories.

For the three month period ended September 30, 2006, the Company used $113,000 for capital expenditures funded from operating cash flow. These expenditures related to new and replacement equipment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

During the three month period ended September 30, 2007, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2007. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at September 30, 2007 and June 30, 2007. See Notes 9 and 10 to Consolidated Financial Statements (Unaudited) for information regarding the Company’s credit line and possible further payments in connection with the RTS acquisition, respectively.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Consolidated sales for the three month period ended September 30, 2007 totaled $15,261,000, an increase of $5,260,000 or 53% from the three month period ended September 30, 2006. Sales of geophysical equipment increased by $5,290,000 or 58%, due to higher volume of sales of complete energy source systems ($1,135,000), air gun replacement parts ($2,401,000), underwater electrical connectors and cables and seismic source monitoring systems ($847,000) and, effective July 1, 2007, air gun controllers and synchronizers ($907,000). Higher sales in the geophysical equipment business reflect the continuing strength in marine seismic activity and the RTS acquisition. Industrial products sales for the three month period ended September 30, 2007 decreased by $30,000 or 3% compared to the three month period ended September 30, 2006 due primarily to lower sales of sub-fractional horsepower electric motors.

Consolidated gross profit as a percentage of consolidated sales (“gross margin”) was 46% for the three month period ended September 30, 2007 unchanged from the three month period ended September 30, 2006. Gross margin for the geophysical equipment segment was 46% for the three month period ended September 30, 2007 versus 45% for the three month period ended September 30, 2006. The geophysical equipment segment gross margin improvement was due to higher manufacturing efficiencies associated with the 58% increase in sales and higher pricing, partially offset by higher material and labor costs. Gross margin for the industrial products segment decreased from 49% for the three month period ended September 30, 2006 to 47% for the three month period ended September 30, 2007, primarily due to higher material and labor costs and lower manufacturing efficiencies associated with the 3% sales decrease.

Research and development costs for the three month period ended September 30, 2007 decreased by $12,000 or 15% from the three months ended September 30, 2006. These expenditures are associated with work being done to improve the Company’s Annular Port Air Guns and Seismic Source Monitoring System (“SSMS”). The decrease is due primarily to lower spending for improvements to SSMS. SSMS is utilized to measure air gun depth, air pressure, and “near field” energy output for each gun array and to provide high pressure air flow control, thereby enhancing the accuracy and therefore the usefulness of marine seismic survey data. The Company continues to work on a more advanced stage of SSMS which will deliver further benefits to customers.

Selling, general and administrative expenses increased by $469,000 for the three month period ended September 30, 2007 from the three month period ended September 30, 2006 due primarily to higher professional fees ($298,000), compensation expense ($72,000) and advertising and trade show expense ($24,000). The increase in professional fees reflects expenses incurred in the three month period ended September 30, 2007 relating to compliance with Section 404 of the Sarbanes-Oxley Act; higher compensation expense was due primarily to salary increases and the addition of personnel; and higher advertising and trade show expense reflects increased expenditures associated with promoting the Company’s geophysical products in trade shows.

The provision for income taxes for the three months ended September 30, 2007 was $1,566,000, an effective tax rate of 31%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes and income taxes attributable to goodwill amortization for tax purposes. The provision for income taxes for the three months ended September 30, 2006 was $959,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with export sales and the domestic manufacturer’s deduction partially offset by state income taxes and income taxes attributable to goodwill amortization for tax purposes.

The above mentioned factors resulted in net income for the three month period ended September 30, 2007 of $3,455,000 compared to net income of $2,002,000 for the three month period ended September 30, 2006.

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

Based on this definition, the Company’s most critical accounting policies include: revenue recognition, recording of inventory reserves, deferred taxes, and the potential impairment of goodwill. These policies are discussed below. The Company also has other key accounting policies, including the establishment of bad debt reserves. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or that it is less likely that they would have a material impact on the Company’s reported results of operations for a given period.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at September 30, 2007 and June 30, 2007 was $555,000 and $524,000, respectively. At September 30, 2007 and June 30, 2007, approximately $1,452,000 and $1,401,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At September 30, 2007, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $721,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash charge since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the three month period ended September 30, 2007, the inventory valuation reserve was increased by $31,000, and the Company did not scrap or dispose of any items.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2007 and June 30, 2007, because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2007 and 2006 and the tests indicated no impairment. The tests were conducted by management. The Company’s goodwill carrying amounts relate solely to the acquisition of Custom Products, A-G and RTS, which are three SFAS No. 142 reporting units. Bolt, the parent of Custom Products, A-G and RTS, is a fourth reporting unit and has no goodwill. Bolt, A-G and RTS are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

Goodwill represents a significant percentage of the Company’s total assets at September 30, 2007 and is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting. See Notes 2, 3 and 10 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6 – Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001, SEC File No. 001-12075).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 001-12075).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Bolt Technology Corporation 2006 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed with the SEC on February 23, 2007).†

10.3	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.5	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.6	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006).†

10.7	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005).†

10.9	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.10	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.11	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007).

*	Filed herewith

†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: November 6, 2007	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2007	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as further amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 2001, SEC File No. 001-12075).

3.2	By-laws of the Registrant, as amended and restated effective January 16, 2002 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2002, SEC File No. 001-12075).

10.1	Bolt Technology Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended June 30, 2003).†

10.2	Bolt Technology Corporation 2006 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Form S-8 filed with the SEC on February 23, 2007).†

10.3	Bolt Technology Corporation Severance Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended June 30, 2002).†

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.5	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.6	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006).†

10.7	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003). Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005).†

10.9	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.10	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.11	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007).

*	Filed herewith

†	Management contract or compensatory plan