Form 10-Q
period 2007-12-31
BOLT TECHNOLOGY CORP
filed 2008-02-07
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

At February 1, 2008, there were 8,618,093 shares of Common Stock, without par value, outstanding (after giving effect to the 3-for-2 stock split paid on January 30, 2008 to shareholders of record on January 16, 2008).

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Sales	$17,434,000	$12,267,000	$32,695,000	$22,268,000

Costs and Expenses:
Cost of sales	9,887,000	6,871,000	18,080,000	12,305,000
Research and development	64,000	74,000	133,000	155,000
Selling, general and administrative	2,157,000	1,850,000	4,193,000	3,417,000
Interest income	(51,000)	(44,000)	(109,000)	(86,000)

	12,057,000	8,751,000	22,297,000	15,791,000

Income before income taxes	5,377,000	3,516,000	10,398,000	6,477,000
Provision for income taxes	1,777,000	1,146,000	3,343,000	2,105,000

Net income	$3,600,000	$2,370,000	$7,055,000	$4,372,000

Earnings per share:*

Basic	$0.42	$0.28	$.82	$0.52

Diluted	$0.42	$0.28	$.82	$0.51

Average shares outstanding:*

Basic	8,581,598	8,383,047	8,581,598	8,370,474

Diluted	8,590,005	8,515,455	8,586,135	8,515,277

*	Adjusted for 3-for-2 stock split in January 2008.

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (unaudited)	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,516,000	$9,988,000
Accounts receivable, net	15,563,000	10,619,000
Inventories, net	14,043,000	11,921,000
Deferred income taxes	234,000	228,000
Other	618,000	466,000

Total current assets	35,974,000	33,222,000

Property, Plant and Equipment, net	3,854,000	3,204,000
Goodwill, net	13,013,000	10,956,000
Intangible Assets, net	1,592,000	—
Other Assets	139,000	123,000

Total assets	$54,572,000	$47,505,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,097,000	$3,668,000
Accrued expenses	1,563,000	2,622,000
Income taxes payable	498,000	—

Total current liabilities	6,158,000	6,290,000
Deferred Income Taxes	559,000	529,000

Total liabilities	6,717,000	6,819,000

Stockholders’ Equity:
Common stock	28,449,000	28,335,000
Retained earnings	19,406,000	12,351,000

Total stockholders’ equity	47,855,000	40,686,000

Total liabilities and stockholders’ equity	$54,572,000	$47,505,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$7,055,000	$4,372,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	340,000	178,000
Deferred income taxes	45,000	71,000
Stock based compensation expense	68,000	13,000

	7,508,000	4,634,000
Changes in operating assets and liabilities:
Accounts receivable	(4,529,000)	(1,815,000)
Inventories	(1,749,000)	(2,610,000)
Other assets	(160,000)	(15,000)
Accounts payable	429,000	1,202,000
Accrued expenses	(1,061,000)	(526,000)
Income taxes payable	498,000	(701,000)
Customer deposits	—	559,000

Net cash provided by operating activities	936,000	728,000

Cash Flows From Investing Activities:
Purchase of Real Time Systems Inc., net of cash acquired	(4,675,000)	—
Purchase of property, plant and equipment	(779,000)	(498,000)

Net cash used by investing activities	(5,454,000)	(498,000)

Cash Flows From Financing Activities:
Exercise of stock options	—	26,000
Tax benefits from stock options exercised	46,000	—

Net cash provided by financing activities	46,000	26,000

Net (decrease) increase in cash and cash equivalents	(4,472,000)	256,000
Cash and cash equivalents at beginning of period	9,988,000	4,580,000

Cash and cash equivalents at end of period	$5,516,000	$4,836,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$2,844,000	$2,734,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The consolidated balance sheet as of December 31, 2007, the consolidated statements of operations for the three month and six month periods ended December 31, 2007 and 2006 and the consolidated statements of cash flows for the six month periods ended December 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

On November 20, 2007, the Company’s Board of Directors approved a 3-for-2 stock split. The additional shares resulting from the stock split were distributed on January 30, 2008 to shareholders of record on January 16, 2008. Share and per share amounts reflected throughout the consolidated financial statements and notes thereto have been retroactively restated for the stock split.

Note 2 – Description of Business and Significant Accounting Policies

The Company consists of four operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”), which was acquired effective July 1, 2007, and Custom Products Corporation (“Custom Products”). Bolt, A-G and RTS are in the “geophysical equipment” segment. Bolt manufactures and sells air guns and replacement parts, A-G manufactures and sells underwater cables, connectors, hydrophones and seismic source monitoring systems and RTS manufactures and sells air gun controllers/synchronizers. Custom Products, which is in the “industrial products” segment, manufactures and sells miniature industrial clutches and brakes and sells sub-fractional horsepower electrical motors.

Principles of Consolidation:

The Consolidated Financial Statements include the accounts of Bolt Technology Corporation and its subsidiary companies. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Uncollectible Accounts:

The allowance for uncollectible accounts is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for uncollectible accounts when the Company believes that collectibility of the principal is unlikely. The allowance is an amount that the Company believes will be adequate to absorb estimated losses on existing accounts receivable balances, based on the evaluation of their collectibility and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall quality of accounts receivable, review of specific problem accounts receivable, and current economic and industry conditions that may affect customers’ ability to pay. While the Company uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic and industry conditions or any other factors considered in the Company’s evaluation.

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method that approximates the first-in, first-out method. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory. See Note 7 to Consolidated Financial Statements (Unaudited) for additional information concerning inventories.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 40 years for buildings, over the term of the lease for leasehold improvements and 5 to 10 years for machinery and equipment. Major improvements that add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning property, plant and equipment.

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

The estimated fair values of the Custom Products and A-G reporting units were determined utilizing each of the above methods, and the valuation methods were analyzed as indicators of value. Based on the foregoing, the Company determined that there was no impairment as of July 1, 2007 and 2006. See Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

RTS, which was acquired effective July 1, 2007, will also be subject to annual impairment testing based on the above methodology.

The Company’s other long-lived assets consist of property, plant and equipment, intangible assets and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of December 31, 2007 and June 30, 2007 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Income Taxes:

The provision for income taxes is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision (benefit) for income taxes is the sum of the amount of income tax paid or payable for the period determined by applying the provisions of enacted tax laws to the taxable income for that period and the net change during the period in the Company’s deferred tax assets and liabilities. See Note 6 to Consolidated Financial Statements (Unaudited) for additional information concerning the provision for income taxes and deferred tax accounts.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three and six month periods ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income available to common stockholders	$3,600,000	$2,370,000	$7,055,000	$4,372,000

Divided by:
Weighted average common shares (basic)	8,581,598	8,383,047	8,581,598	8,370,474

Weighted average common share equivalents	8,407	132,408	4,537	144,803

Total weighted average common shares and common share equivalents (diluted)	8,590,005	8,515,455	8,586,135	8,515,277

Basic earnings per share	$0.42	$0.28	$0.82	$0.52

Diluted earnings per share	$0.42	$0.28	$0.82	$0.51

Weighted average common shares and common share equivalents have been adjusted for the 3-for-2 stock split paid on January 30, 2008 to stockholders of record on January 16, 2008.

Note 3 – Real Time Systems Inc. Acquisition

In July 2007, the Company acquired substantially all of the net assets of Real Time Systems Inc. (RTS) for $4,822,000 in cash including acquisition costs of $86,000 and an amount due under an “earnout agreement.” The earnout agreement provides that additional payments are due if RTS’s net sales, in each of the two successive years beginning July 1, 2007, are in excess of $2,000,000. Such payments will be calculated at 33% of net sales, in each year, in excess of $2,000,000 but less than $2,500,000 and 20% of net sales, in each year, in excess of $2,500,000. Any additional payments under the earnout agreement will be added to goodwill. At December 31, 2007, the Company determined that $204,000 was due under the earnout agreement and goodwill was increased by such amount.

The results of RTS have been included in the consolidated financial statements in the geophysical equipment segment effective from July 1, 2007.

During the three month period ended December 31, 2007, the final purchase price allocation was determined and is as follows, including the earnout amount earned as of December 31, 2007:

Net current assets including cash of $147,000	$941,000
Property and equipment	91,000
Goodwill	2,078,000
Intangible assets	1,712,000

$4,822,000

See Notes 4 and 5 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS goodwill and intangible assets, respectively.

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the six month period ended December 31, 2006, assuming the acquisition of RTS was made on July 1, 2006.

Sales	$24,963,000

Net income	$4,644,000

Basic earnings per share	$0.55

Diluted earnings per share	$0.55

Basic and diluted earnings per share have been adjusted for the 3-for-2 stock split paid on January 30, 2008 to stockholders of record on January 16, 2008.

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition been consummated on July 1, 2006, nor are they necessarily indicative of results in the future.

Note 4 – Goodwill

Goodwill consists of the following:

	December 31, 2007	June 30, 2007
A-G	$7,679,000	$7,679,000
Custom Products	3,256,000	3,277,000
RTS	2,078,000	—

	$13,013,000	$10,956,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the six month period ended December 31, 2007 of $21,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

Goodwill represents approximately 24% of the Company’s total assets at December 31, 2007 and is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting.

See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS goodwill.

Note 5 – Intangible Assets

Intangible assets at December 31, 2007 in the gross amount of $1,712,000 represents the intangible assets acquired in the purchase of RTS effective July 1, 2007. The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years. Amortization cost recorded in the three month period ended December 31, 2007 amounted to $120,000 and relates to the six month period from July 1, 2007 to December 31, 2007. No amortization cost was recorded in the three month period ended September 30, 2007 because the study to determine the amount of intangible assets acquired was not completed as of September 30, 2007. Intangible asset amortization over the next five years is estimated to be $240,000 per year ($60,000 per quarter).

See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS intangible assets.

Note 6 – Income Taxes

Income tax expense consists of the following for the six month periods ended December 31:

	2007	2006
Current:
Federal	$3,396,000	$1,915,000
State	(98,000)	119,000

Deferred:
Federal	45,000	47,000
State	—	24,000

Income tax expense	$3,343,000	$2,105,000

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Adoption of FIN 48 requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the providing of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at December 31, 2007. There were no unallocated tax reserves at December 31, 2007. The Company’s policy is to record any interest and penalties as a component of income tax expense. The Company’s federal income tax returns for fiscal years 2006 and 2007 are subject to examination by the Internal Revenue Service.

Note 7 – Inventories

Inventories consist of the following:

	December 31, 2007	June 30, 2007
Raw materials and sub-assemblies	$13,190,000	$11,676,000
Work in process	1,311,000	769,000

	14,501,000	12,445,000
Less - reserve for inventory valuation	(458,000)	(524,000)

	$14,043,000	$11,921,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at December 31, 2007 and June 30, 2007 was $458,000 and $524,000, respectively. At December 31, 2007 and June 30, 2007, approximately $1,262,000 and $1,401,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At December 31, 2007, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $580,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the six month period ended December 31, 2007, the inventory valuation reserve was decreased by $66,000, and the Company did not scrap or dispose of any items.

Note 8 – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	December 31, 2007	June 30, 2007
Land	$253,000	$253,000
Buildings	1,096,000	1,029,000
Leasehold improvements	409,000	409,000
Machinery and equipment	8,578,000	7,861,000

	10,336,000	9,552,000
Less - accumulated depreciation	(6,482,000)	(6,348,000)

	$3,854,000	$3,204,000

Note 9 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt, A-G and, effective July 1, 2007, RTS are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the six month periods ended December 31, 2007 and 2006:

Six months ended December 31, 2007

	Geophysical Equipment	Industrial Products	Total
Sales	$31,001,000	$1,694,000	$32,695,000
Interest income	109,000	—	109,000
Depreciation and amortization	322,000	18,000	340,000
Income before income taxes	9,983,000	415,000	10,398,000
Segment assets	49,876,000	4,696,000	54,572,000
Fixed asset additions	772,000	7,000	779,000

Six months ended December 31, 2006

	Geophysical Equipment	Industrial Products	Total
Sales	$20,604,000	$1,664,000	$22,268,000
Interest income	86,000	—	86,000
Depreciation and amortization	162,000	16,000	178,000
Income before income taxes	6,077,000	400,000	6,477,000
Segment assets	35,026,000	4,595,000	39,621,000
Fixed asset additions	444,000	54,000	498,000

Note 10 – Stock Options and Restricted Stock

Effective July 1, 2005, the Company adopted SFAS 123 (Revised 2004), “Share Based Payment” (“SFAS 123 (R)”), utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123 (R) applies to new awards and to awards that were outstanding on July 1, 2005 that are substantially modified, repurchased or cancelled. Compensation cost to be recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).

The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the fair market value over the exercise price of the option. In accordance with SFAS 123 (R), the Consolidated Statements of Cash Flows reports tax benefits from the exercise of stock options as financing cash flows.

All share amounts in the following paragraphs and table have been adjusted to reflect the 3-for-2 stock split paid on January 30, 2008 to shareholders of record on January 16, 2008.

The Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan (the “Plan”) was approved by the Company’s stockholders at the November 20, 2007 Annual Meeting of

Stockholders. The Plan amends and restates the Bolt Technology Corporation 2006 Stock Option Plan which was approved by the Company’s stockholders at the November 21, 2006 Annual Meeting. The Plan provides that of the 750,000 shares of Common Stock that may be used for awards, up to 225,000 shares of Common Stock may be used for restricted stock awards.

The aggregate compensation expense, using the Black-Scholes option-pricing model, for outstanding grants under the Plan was $792,000 as of the option grant dates. This expense, which is a non-cash item, is being recognized in the Company’s income statement over the five-year vesting period. During the six month period ended December 31, 2007, $68,000 of such compensation expense was recognized. Unrecognized compensation expense at December 31, 2007 amounted to $567,000.

A summary of changes in the Plan during the six month period ended December 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding at June 30, 2007	64,500	$18.82	4.6 years
Granted	7,500	$25.87	4.9 years
Exercised	—	—	—
Expired	—	—	—

Options outstanding at December 31, 2007	72,000	$19.55	4.2 years

The aggregate intrinsic value (market price at December 31, 2007 less the weighted average exercise price) of outstanding stock options at December 31, 2007 was approximately $415,000. The expiration dates for the outstanding options at December 31, 2007 are: 37,500 shares in November 2011, 27,000 shares in April 2012 and 7,500 shares in November 2012. Options outstanding at December 31, 2007, of which 9,375 shares were exercisable, consisted of 45,000 non-qualified and 27,000 qualified stock options.

No restricted stock awards were made during the six month period ended December 31, 2007.

Note 11 – Credit Line

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit facility with a bank to support general corporate purposes. The facility expires in May 2010, and the Company has an option to extend the maturity date for one year periods. Borrowings bear interest based on LIBOR plus 1%. The unpaid principal is repayable on the earlier of an event of default or May 31, 2010, subject to extension. In addition, a commitment fee of 0.25% per year is payable based on the unused amount of the facility. The agreement requires, among other things, that the Company maintain certain financial covenants. During the six month period ended December 31, 2007, there were no borrowings under this facility and, at December 31, 2007, the Company was in compliance with all of the covenants under the agreement.

Note 12 – Contingencies

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. After an industry wide slowdown in marine seismic activity in fiscal 2003, marine seismic exploration activity started to improve during fiscal 2004, and this improvement has continued during fiscal 2005 through 2007 and the first six months of fiscal 2008. The high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. As a result, the demand for the Company’s geophysical products continues to be strong. The Company’s geophysical equipment sales increased 50% in the six month period ended December 31, 2007 compared to the six month period ended December 31, 2006 as customer orders for complete energy source systems, replacement parts for energy source systems, the Company’s Seismic Source Monitoring System (“SSMS”) and underwater electrical connectors and cables increased substantially. In addition, the acquisition, effective July 1, 2007, of Real Time Systems Inc. (“RTS”), a manufacturer of air gun controllers/synchronizers, contributed to the geophysical equipment sales increase. The Company believes that the oil services industry will continue to experience growth in fiscal 2008 due to the continued imbalance between supply and demand for hydrocarbons, low reserve replacement rates and high commodity prices. In addition, we anticipate increased use of more sophisticated technology, such as 4-D and wide-azimuth seismic surveys, to more effectively manage proven oil and gas reservoirs. These surveys create a need for a larger seismic vessel fleet because such surveys require significantly more vessel time than traditional exploration surveys.

Sales in the industrial products segment increased by 2% for the six month period ended December 31, 2007 compared to the six month period ended December 31, 2006, due to higher sales of slip clutches. The Company anticipates that industrial products sales should increase moderately during the remaining quarters of fiscal 2008.

Due primarily to the increase in the geophysical equipment business as described above, the Company’s balance sheet at December 31, 2007 continued to strengthen. Working capital at December 31, 2007 was $29.8 million, an increase of $2.9 million or 11% from $26.9 million at June 30, 2007. This increase was achieved due to the growth in the Company’s geophysical equipment business and was substantially offset by the $4.7 million cost of acquiring RTS in July 2007.

Liquidity and Capital Resources

As of December 31, 2007, the Company believes that current cash and cash equivalents and projected cash flow from operations are adequate to meet foreseeable operating needs in fiscal 2008.

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit agreement with a bank to provide funds for general corporate purposes should the need arise. During fiscal 2007 and the six months ended December 31, 2007, the Company did not borrow against this facility. See Note 11 to Consolidated Financial Statements (Unaudited) for further information concerning the revolving credit agreement.

Six Months Ended December 31, 2007

At December 31, 2007, the Company had $5,516,000 in cash and cash equivalents. This amount is $4,472,000 or 45% lower than the amount of cash and cash equivalents at June 30, 2007 primarily due to the RTS acquisition. For the six month period ended December 31, 2007, cash flow from operating activities after changes in working capital items was $936,000, primarily due to net income adjusted for depreciation and amortization substantially offset by increases in accounts receivable and inventories. At December 31, 2007, the Company’s accounts receivable totaled $15,563,000 reflecting a high level of geophysical equipment sales in the latter part of the fiscal 2008 second quarter.

For the six month period ended December 31, 2007, the Company used $4,675,000, net of $147,000 of cash acquired, for the acquisition of RTS and $779,000 for capital expenditures. These capital expenditures related to new and replacement equipment and a small expansion of the Cypress, Texas manufacturing facility.

The Company estimates that capital expenditures for the last half of fiscal 2008 will approximate $400,000, which will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s geophysical equipment segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At December 31, 2007 and June 30, 2007, the five customers with the highest balances due represented 66% and 67%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Six Months Ended December 31, 2006

At December 31, 2006, the Company had $4,836,000 in cash and cash equivalents. For the six month period ended December 31, 2006, cash and cash equivalents increased by $256,000 or 6% from the amount at June 30, 2006. For the six month period ended December 31, 2006, cash flow from operating activities after changes in working capital items was $728,000 primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher inventories and accounts receivable. For the six month period ended December 31, 2006, the Company used $498,000 for capital expenditures which relate primarily to new and replacement equipment and a small expansion of the Cypress, Texas manufacturing facility.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

During the six month period ended December 31, 2007, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2007. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at December 31, 2007 or June 30, 2007. See Notes 3 and 11 to Consolidated Financial Statements (Unaudited) for information regarding possible further payments in connection with the RTS acquisition and the Company’s credit line, respectively.

Results of Operations

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Consolidated sales for the six month period ended December 31, 2007 totaled $32,695,000, an increase of $10,427,000 or 47% from the six month period ended December 31, 2006. Sales of geophysical equipment increased by $10,397,000 or 50% due to higher volume of sales of complete energy source systems, air gun replacement parts, underwater electrical connectors and cables, seismic source monitoring systems and, effective July 1, 2007, air gun controllers/synchronizers, data loggers and auxiliary equipment. Higher sales in the geophysical equipment segment reflect continued strength in marine seismic activity and the RTS acquisition. Industrial products sales for the six month period ended December 31, 2007 increased by $30,000 or 2% compared to the six month period ended December 31, 2006 due primarily to higher sales of slip clutches.

Consolidated gross profit as a percentage of consolidated sales (“gross margin”) was 45% for the six month period ended December 31, 2007 unchanged from the six month period ended December 31, 2006. Gross margin for the geophysical equipment segment was 45% for the six month period ended December 31, 2007 and was also unchanged from the six month period ended December 31, 2006. The geophysical equipment segment gross margin was unchanged as higher material and labor costs were fully offset by manufacturing efficiencies associated with the 50% increase in sales. Gross margin for the industrial products segment increased from 44% for the six month period ended December 31, 2006 to 45% for the six month period ended December 31, 2007 primarily due to price increases in the first quarter of fiscal 2008 partially offset by higher material and labor costs.

Research and development costs for the six month period ended December 31, 2007 decreased by $22,000 or 14% from the six month period ended December 31, 2006. These expenditures are associated with improvements to the Company’s Annular Port Air Guns and Seismic Source Monitoring System (“SSMS”). The decrease is due primarily to lower spending for improvements to SSMS.

Selling, general and administrative expenses increased by $776,000 for the six month period ended December 31, 2007 from the six month period ended December 31, 2006 due primarily to higher professional fees ($342,000), compensation expense ($173,000), amortization of RTS intangible assets ($120,000), bad debt expense ($53,000) and shareholder relations expense ($46,000). The increase in professional fees reflects expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act, the 3-for-2 stock split, the listing of the Company’s common stock on the NASDAQ Global Select Market, and adoption of the Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan; higher compensation expense was due primarily to salary increases and additional personnel. The amortization of RTS intangible assets was recorded in the second quarter of fiscal 2008 retroactive to July 1, 2007 after the final allocation of the RTS purchase price was determined.

The provision for income taxes for the six month period ended December 31, 2007 was $3,343,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and a state income tax refund associated with several prior fiscal years. The provision for income taxes for the six month period ended December 31, 2006 was $2,105,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with export sales and the domestic manufacturer’s deduction partially offset by state income taxes.

The above mentioned factors resulted in net income for the six month period ended December 31, 2007 of $7,055,000 compared to net income of $4,372,000 for the six month period ended December 31, 2006.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Consolidated sales for the three month period ended December 31, 2007 totaled $17,434,000, an increase of $5,167,000 or 42% from the three month period ended December 31, 2006. Sales of geophysical equipment increased by $5,107,000 or 44% due to higher volume of sales of complete energy source systems, air gun replacement parts, underwater electrical connectors and cables, seismic source monitoring systems and, effective July 1, 2007, air gun controllers/synchronizers, data loggers and auxiliary equipment. Higher sales in the geophysical equipment business reflect the continued strength in marine seismic activity and the RTS acquisition. Industrial products sales for the three month period ended December 31, 2007 increased by $60,000 or 8% compared to the three month period ended December 31, 2006 due primarily to higher sales of slip clutches and sub-fractional horsepower electric motors.

Consolidated gross profit as a percentage of consolidated sales (“gross margin”) was 43% for the three month period ended December 31, 2007 versus 44% for the three month period ended December 31, 2006. Gross margin for the geophysical equipment segment was 44% for the three month period ended December 31, 2006 and decreased to 43% for the three month period ended December 31, 2007. The decrease in geophysical equipment segment gross margin was due to higher material and labor costs partially offset by higher manufacturing efficiencies associated with the 44% increase in sales. Gross margin for the industrial products segment increased from 37% for the three month period ended December 31, 2006 to 42% for the three month period ended December 31, 2007, reflecting price increases in the first quarter of fiscal 2008 and higher manufacturing efficiencies associated with the 8% sales increase, partially offset by higher material and labor costs.

Research and development costs for the three month period ended December 31, 2007 decreased by $10,000 or 14% from the three month period ended December 31, 2006. These expenditures are associated with improvements to the Company’s Annular Port Air Guns and Seismic Source Monitoring System (“SSMS”). The decrease is due primarily to lower spending for improvements to SSMS.

Selling, general and administrative expenses increased by $307,000 for the three month period ended December 31, 2007 from the three month period ended December 31, 2006 due primarily to higher professional fees ($44,000), compensation expense ($99,000), amortization of RTS intangible assets ($120,000), and bad debt expense ($53,000). The increase in professional fees reflects expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act, the 3-for-2 stock split, the listing of the Company’s common stock on the NASDAQ Global Select Market, and adoption of the Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan; higher compensation expense was due primarily to salary increases and additional personnel. The amortization of RTS intangible assets was recorded in the second quarter of fiscal 2008 retroactive to July 1, 2007 after the final allocation of the RTS purchase price was determined.

The provision for income taxes for the three month period ended December 31, 2007 was $1,777,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and a state income tax refund associated with several prior fiscal years. The provision for income taxes for the three month period ended December 31, 2006 was $1,146,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 35% primarily due to tax benefits associated with export sales and the domestic manufacturer’s deduction partially offset by state income taxes.

The above mentioned factors resulted in net income for the three month period ended December 31, 2007 of $3,600,000 compared to net income of $2,370,000 for the three month period ended December 31, 2006.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at December 31, 2007 and June 30, 2007 was $458,000 and $524,000, respectively. At December 31, 2007 and June 30, 2007, approximately $1,262,000 and $1,401,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At December 31, 2007, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $580,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the six month period ended December 31, 2007, the inventory valuation reserve was decreased by $66,000, and the Company did not scrap or dispose of any items.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at December 31, 2007 and June 30, 2007, because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment as of July 1, 2007 and 2006 and the tests indicated no impairment. The tests were conducted by management. The Company’s goodwill carrying amounts relate to the acquisition of Custom Products, A-G and RTS, which are three SFAS No. 142 reporting units. Bolt, the parent of Custom Products, A-G and RTS, is a fourth reporting unit and has no goodwill. Bolt, A-G and RTS are in the geophysical equipment segment, and Custom Products is in the industrial products segment.

Goodwill represents approximately 24% of the Company’s total assets at December 31, 2007 and is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting. See Notes 2, 3 and 4 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. (Prior to the issuance of SFAS 160, “noncontrolling” interests were referred to as “minority” interests.) SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes that SFAS 160 will not have an impact on the Company’s consolidated financial statements because it does not have any noncontrolling interests in subsidiaries.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141. SFAS 141(R) continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. SFAS 141(R) requires the buyer to: (1) fair value assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. SFAS 141 (R) also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, SFAS 141(R) requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will apply SFAS 141(R) to any acquisitions that are made on or after July 1, 2009.

The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007. The Company believes that SFAS 159 will not have an impact on the Company’s consolidated financial statements.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders of the Company was held on November 20, 2007 to (1) elect three directors to hold office for a term of three years; (2) adopt an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock, without par value, from 9,000,000 to 20,000,000 shares; and (3) approve the adoption of the Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan.

Each of the following directors was elected to serve as a director to hold office for three years or until his successor is elected and qualified based on the following votes:

Name	Votes for	Votes withheld
Joseph Espeso	4,417,885	479,746
Michael C. Hedger	4,476,363	421,268
Stephen F. Ryan	4,480,268	417,363

Six incumbent directors, Messrs. Kevin M. Conlisk, Michael H. Flynn, George Kabureck, Joseph Mayerick, Jr., Gerald A. Smith and Raymond M. Soto, continue to serve on the Company’s Board of Directors.

The amendment to the Company’s Certificate of Incorporation was approved by the stockholders based on the following votes:

For	4,434,292
Against	435,867
Abstain	27,472

The Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan was approved by the stockholders based on the following votes:

For	2,063,833
Against	368,766
Abstain	17,871
Broker non votes	2,447,161

Item 6 – Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).

3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).

10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.6	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.8	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.9	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.10	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007).

*	Filed herewith
†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: February 7, 2008	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2008	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).

3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).

10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.6	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.8	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.9	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.10	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007).

*	Filed herewith
†	Management contract or compensatory plan