Form 10-Q
period 2008-03-31
BOLT TECHNOLOGY CORP
filed 2008-05-08
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At May 1, 2008, there were 8,618,093 shares of Common Stock, without par value, outstanding (after giving effect to the 3-for-2 stock split paid on January 30, 2008 to shareholders of record on January 16, 2008).

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Sales	$16,679,000	$12,728,000	$49,374,000	$34,996,000

Costs and Expenses:

Cost of sales	9,210,000	6,667,000	27,290,000	18,972,000
Research and development	59,000	52,000	192,000	207,000
Selling, general and administrative	2,333,000	1,889,000	6,526,000	5,306,000
Interest income	(32,000)	(53,000)	(141,000)	(139,000)

	11,570,000	8,555,000	33,867,000	24,346,000

Income before income taxes	5,109,000	4,173,000	15,507,000	10,650,000
Provision for income taxes	1,705,000	1,328,000	5,048,000	3,433,000

Net income	$3,404,000	$2,845,000	$10,459,000	$7,217,000

Earnings per share:*

Basic	$0.40	$0.34	$1.22	$0.86

Diluted	$0.40	$0.33	$1.22	$0.85

Average shares outstanding:*

Basic	8,581,424	8,401,989	8,581,540	8,380,979

Diluted	8,587,545	8,531,462	8,586,605	8,520,671

*	Adjusted for 3-for-2 stock split in January 2008.

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008 (unaudited)	June 30, 2007
Current Assets:
Cash and cash equivalents	$11,039,000	$9,988,000
Accounts receivable, net	12,060,000	10,619,000
Inventories, net	14,701,000	11,921,000
Deferred income taxes	246,000	228,000
Other	321,000	466,000

Total current assets	38,367,000	33,222,000

Property, Plant and Equipment, net	3,898,000	3,204,000
Goodwill, net	13,312,000	10,956,000
Other Intangible Assets, net	1,532,000	—
Other Assets	128,000	123,000

Total assets	$57,237,000	$47,505,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,394,000	$3,668,000
Accrued expenses	1,944,000	2,622,000
Income taxes payable	6,000	—

Total current liabilities	5,344,000	6,290,000

Deferred Income Taxes	572,000	529,000

Total liabilities	5,916,000	6,819,000

Stockholders’ Equity:
Common stock	28,511,000	28,335,000
Retained earnings	22,810,000	12,351,000

Total stockholders’ equity	51,321,000	40,686,000

Total liabilities and stockholders’ equity	$57,237,000	$47,505,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$10,459,000	$7,217,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	519,000	264,000
Deferred income taxes	57,000	88,000
Stock based compensation expense	135,000	27,000

	11,170,000	7,596,000
Changes in operating assets and liabilities:
Accounts receivable	(1,026,000)	(2,383,000)
Inventories	(2,407,000)	(3,471,000)
Other assets	148,000	(19,000)
Accounts payable	(274,000)	789,000
Accrued expenses	(697,000)	(47,000)
Income taxes payable	6,000	(430,000)
Customer deposits	—	253,000

Net cash provided by operating activities	6,920,000	2,288,000

Cash Flows From Investing Activities:
Purchase of Real Time Systems Inc., net of cash acquired	(4,968,000)	—
Purchase of property, plant and equipment	(942,000)	(761,000)

Net cash used by investing activities	(5,910,000)	(761,000)

Cash Flows From Financing Activities:
Exercise of stock options	—	86,000
Tax benefits from stock options exercised	46,000	36,000
Payment for fractional shares (3-for-2 stock split)	(5,000)	—

Net cash provided by financing activities	41,000	122,000

Net increase in cash and cash equivalents	1,051,000	1,649,000
Cash and cash equivalents at beginning of period	9,988,000	4,580,000

Cash and cash equivalents at end of period	$11,039,000	$6,229,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$5,044,000	$3,738,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three month and nine month periods ended March 31, 2008 and 2007 and the consolidated statements of cash flows for the nine month periods ended March 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

See Note 13 to Consolidated Financial Statements (Unaudited) for information concerning the Company’s execution of a definitive agreement for the sale of substantially all of the assets of Custom Products.

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

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net tangible and other intangible assets acquired in business combinations. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually or more frequently if impairment indicators arise. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired. If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. Goodwill was tested for impairment as of July 1, 2007 and 2006, and the tests indicated no impairment.

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

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of March 31, 2008 and June 30, 2007 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding including common share equivalents (which includes the effects of stock option and restricted stock grants) assuming dilution. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three and nine month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income available to common stockholders	$3,404,000	$2,845,000	$10,459,000	$7,217,000

Divided by:
Weighted average common shares (basic)	8,581,424	8,401,989	8,581,540	8,380,979

Weighted average common share equivalents	6,121	129,473	5,065	139,692

Total weighted average common shares and common share equivalents (diluted)	8,587,545	8,531,462	8,586,605	8,520,671

Basic earnings per share	$0.40	$0.34	$1.22	$0.86

Diluted earnings per share	$0.40	$0.33	$1.22	$0.85

Weighted average common shares and common share equivalents have been adjusted for the 3-for-2 stock split paid on January 30, 2008 to stockholders of record on January 16, 2008.

Note 3 – Real Time Systems Inc. Acquisition

In July 2007, the Company acquired substantially all of the net assets of Real Time Systems Inc. (RTS) for $5,115,000 including cash paid at closing of $4,532,000, acquisition costs of $86,000 and amounts which will be due under an “earnout agreement.” The earnout agreement provides that additional payments are due if RTS’s net sales in each of fiscal years 2008 and 2009 are in excess of $2,000,000. Such payments will be calculated at 33% of net sales, in each year, in excess of $2,000,000 but less than $2,500,000 and 20% of net sales, in each year, in excess of $2,500,000. All amounts earned under the earnout agreement will be added to goodwill. The Company has determined that $497,000 was earned under the earnout agreement for the nine-month period ended March 31, 2008.

The results of RTS have been included in the consolidated financial statements in the geophysical equipment segment effective from July 1, 2007.

The purchase price allocation, including the effect of the earnout amount earned through March 31, 2008, is as follows:

Net current assets including cash of $147,000	$924,000
Property and equipment	91,000
Goodwill	2,388,000
Other intangible assets	1,712,000

$5,115,000

See Notes 4 and 5 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS goodwill and other intangible assets, respectively.

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the nine month period ended March 31, 2007, assuming the acquisition of RTS was made on July 1, 2006.

Sales	$38,726,000

Net income	$7,870,000

Basic earnings per share	$0.94

Diluted earnings per share	$0.92

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition of RTS been consummated on July 1, 2006, nor are they necessarily indicative of results in the future.

Note 4 – Goodwill

Goodwill consists of the following:

	March 31, 2008	June 30, 2007
A-G	$7,679,000	$7,679,000
Custom Products	3,245,000	3,277,000
RTS	2,388,000	—

	$13,312,000	$10,956,000

The acquisition of Custom Products generated tax deductible goodwill which exceeded the goodwill recorded for book purposes. The goodwill reduction for Custom Products during the nine month period ended March 31, 2008 of $32,000 is a result of the tax benefits generated by the goodwill deduction for tax purposes.

Goodwill represents approximately 23% of the Company’s total assets at March 31, 2008 and is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting.

See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS goodwill.

Note 5 – Other Intangible Assets

Other intangible assets at March 31, 2008 in the gross amount of $1,712,000 represents the intangible assets acquired in the purchase of RTS effective July 1, 2007. The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years. Amortization cost recorded in the nine month period ended March 31, 2008 amounted to $180,000. Other intangible asset amortization over the next five years is estimated to be $240,000 per year ($60,000 per quarter).

See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS intangible assets.

Note 6 – Income Taxes

Income tax expense consists of the following for the nine month periods ended March 31:

	2008	2007
Current:
Federal	$5,093,000	$3,312,000
State	(102,000)	33,000

Deferred:
Federal	57,000	64,000
State	—	24,000

Income tax expense	$5,048,000	$3,433,000

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Adoption of FIN 48 requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the providing of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at March 31, 2008. There were no unallocated tax reserves at March 31, 2008. The Company’s policy is to record any interest and penalties as a component of income tax expense. The Company’s federal income tax returns for fiscal years prior to 2005 are no longer subject to examination by the Internal Revenue Service.

Note 7 – Inventories

Inventories consist of the following:

	March 31, 2008	June 30, 2007
Raw materials and sub-assemblies	$13,587,000	$11,676,000
Work in process	1,519,000	769,000

	15,106,000	12,445,000
Less - reserve for inventory valuation	(405,000)	(524,000)

	$14,701,000	$11,921,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at March 31, 2008 and June 30, 2007 was $405,000 and $524,000, respectively. At March 31, 2008 and June 30, 2007, approximately $1,052,000 and $1,401,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At March 31, 2008, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $655,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the nine month period ended March 31, 2008, the inventory valuation reserve was decreased by $119,000, and the Company did not scrap or dispose of any items.

Note 8 – Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	March 31, 2008	June 30, 2007
Land	$253,000	$253,000
Buildings	1,098,000	1,029,000
Leasehold improvements	419,000	409,000
Machinery and equipment	8,729,000	7,861,000

	10,499,000	9,552,000
Less - accumulated depreciation	(6,601,000)	(6,348,000)

	$3,898,000	$3,204,000

Note 9 – Segment Information

The Company’s reportable segments are “geophysical equipment” and “industrial products.” Bolt, A-G and, effective July 1, 2007, RTS are in the geophysical equipment segment. Custom Products is in the industrial products segment. The following table provides selected financial information for each segment for the nine month periods ended March 31, 2008 and 2007:

Nine months ended March 31, 2008

	Geophysical Equipment	Industrial Products	Total
Sales	$46,714,000	$2,660,000	$49,374,000
Interest income	141,000	—	141,000
Depreciation and amortization	490,000	29,000	519,000
Income before income taxes	14,795,000	712,000	15,507,000
Segment assets	52,351,000	4,886,000	57,237,000
Fixed asset additions	877,000	65,000	942,000

Nine months ended March 31, 2007

	Geophysical Equipment	Industrial Products	Total
Sales	$32,434,000	$2,562,000	$34,996,000
Interest income	139,000	—	139,000
Depreciation and amortization	239,000	25,000	264,000
Income before income taxes	10,017,000	633,000	10,650,000
Segment assets	37,863,000	4,755,000	42,618,000
Fixed asset additions	684,000	77,000	761,000

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

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the Plan at March 31, 2008 was $940,000 as of the option grant dates. This expense, which is a non-cash item, is being recognized in the Company’s income statement over the five-year vesting period. During the nine month period ended March 31, 2008, $112,000 of stock option compensation expense was recognized. Unrecognized compensation expense for stock options at March 31, 2008 amounted to $772,000.

A summary of changes in stock options during the nine month period ended March 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Contractual Life
Options outstanding at June 30, 2007	64,500	$18.82		4.6 years
Granted	23,250	$20.99	$10.74	4.8 years
Exercised	—	—		—
Expired	—	—		—

Options outstanding at March 31, 2008	87,750	$19.39		4.1 years

The aggregate intrinsic value (market price at March 31, 2008 less the weighted average exercise price) of outstanding stock options at March 31, 2008 was zero because the weighted average exercise price exceeded the market price at quarter end. The expiration dates for the outstanding options at March 31, 2008 are: 37,500 shares in November 2011, 27,000 shares in April 2012, 7,500 shares in November 2012 and 15,750 shares in January 2013. Options outstanding at March 31, 2008, of which 9,375 shares were exercisable, consisted of 47,145 non-qualified and 40,605 qualified stock options.

In January 2008, 36,750 shares of restricted stock were granted. Theses shares vest over a five year period and the cost to recipients is zero. These were the only restricted shares granted under the Plan. The aggregate compensation cost for restricted stock was $686,000 as of the grant date. This expense, which is a non-cash item, is being recognized in the Company’s income statement over the five-year vesting period. During the nine month period ended March 31, 2008, $23,000 of restricted stock compensation expense was recognized. Unrecognized compensation expense for restricted stock at March 31, 2008 amounted to $663,000.

Note 11 – Credit Line

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit facility with a bank to support general corporate purposes. The facility expires in May 2010, and the Company has an option to extend the maturity date for one year periods. Borrowings bear interest based on LIBOR plus 1%. The unpaid principal is repayable on the earlier of an event of default or May 31, 2010, subject to extension. In addition, a commitment fee of 0.25% per year is payable based on the unused amount of the facility. The agreement requires, among other things, that the Company maintain certain financial covenants. During the nine month period ended March 31, 2008, there were no borrowings under this facility and, at March 31, 2008, the Company was in compliance with all of the covenants under the agreement.

Note 12 – Contingencies

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current or pending litigation.

Note 13 – Subsequent Event

On May 6, 2008, the Company signed a definitive agreement for the sale of substantially all of the assets of Custom Products for $5,250,000 in cash, subject to certain post-closing adjustments. The closing of the sale, which is subject to the satisfaction of certain conditions, including conditions customary to transactions of this type, is anticipated to occur prior to the Company’s fiscal year end of June 30, 2008 and is expected to result in a pre-tax gain in excess of $500,000. Custom Products is the only operating unit in the Company’s “industrial products” segment; therefore, upon completion of the sale, the Company will no longer have an industrial products business segment.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements (Unaudited) and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q. This discussion and certain other information in this Form 10-Q includes forward-looking statements, including statements about the demand for our products and future results. Please refer to the “Cautionary Statement for Purposes of Forward-Looking Statements” below.

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

Overview

Sales of the Company’s geophysical products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. The recent high price of oil, increased worldwide energy demand and the depletion of proven oil and natural gas reserves have contributed to an increased demand for marine seismic surveys. As a result, the demand for the Company’s geophysical equipment products is strong. The Company’s geophysical equipment sales have increased 44% in the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007, aided by the acquisition, effective July 1, 2007, of Real Time Systems Inc., a manufacturer of air gun controllers/synchronizers. The Company believes that the oil services industry will continue to be strong during the remainder of fiscal 2008 and into fiscal 2009 because of the continued imbalance between supply and demand for hydrocarbons, low reserve replacement rates and high commodity prices. The Company also anticipates continued use of more sophisticated technology, such as 4-D and wide-azimuth seismic exploration surveys. In particular, wide-azimuth surveys create a need for a larger seismic vessel fleet because such surveys require utilization of several vessels working in tandem.

Sales in the industrial products segment increased by 4% for the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007, due to higher sales of slip clutches. See Note 13 to Consolidated Financial Statements (Unaudited) for information concerning the Company’s execution of a definitive agreement for the sale of substantially all of the assets of Custom Products, which is the only operating unit in the Company’s industrial products segment.

Due, primarily, to the increase in the geophysical equipment business as described above, the Company’s balance sheet at March 31, 2008 continued to strengthen. Working capital at March 31, 2008 was $33.0 million, an increase of $6.1 million or 23% from $26.9 million at June 30, 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company believes that current cash and cash equivalents and projected cash flow from operations are adequate to meet foreseeable operating needs in fiscal 2008.

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit agreement with a bank to provide funds for general corporate purposes should the need arise. During fiscal 2007 and the nine months ended March 31, 2008, the Company did not borrow against this facility. See Note 11 to Consolidated Financial Statements (Unaudited) for further information concerning the revolving credit agreement.

Nine Months Ended March 31, 2008

At March 31, 2008, the Company had $11,039,000 in cash and cash equivalents, $1,051,000 higher than the amount of cash and cash equivalents at June 30, 2007, despite the approximately $4,500,000 payment used to fund the RTS acquisition in July 2007.

For the nine month period ended March 31, 2008, cash flow from operating activities after changes in working capital items was $6,920,000, primarily due to net income adjusted for depreciation and amortization substantially offset by increases in accounts receivable and inventories and lower current liabilities.

For the nine month period ended March 31, 2008, the Company used $4,968,000, net of $147,000 of cash acquired, for the acquisition of RTS and $942,000 for capital expenditures. These capital expenditures related to new and replacement equipment and a small expansion of the Cypress, Texas manufacturing facility.

The Company estimates that capital expenditures for the fourth quarter of fiscal 2008 will approximate $200,000, which will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s geophysical equipment segment sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At March 31, 2008 and June 30, 2007, the five customers with the highest balances due represented 68% and 67%, respectively, of the consolidated accounts receivable balances on those dates.

In October 1998, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to buy up to 500,000 shares of its Common Stock in open market or private transactions. Although the program remains authorized, the Company has not repurchased any shares and currently has no plan to make repurchases.

Nine Months Ended March 31, 2007

At March 31, 2007, the Company had $6,229,000 in cash and cash equivalents. For the nine month period ended March 31, 2007, cash and cash equivalents increased by $1,649,000 or 36% from the amount at June 30, 2006. For the nine month period ended

March 31, 2007, cash flow from operating activities after changes in working capital items was $2,288,000 primarily due to net income adjusted for depreciation and deferred income taxes and higher current liabilities partially offset by higher inventories and accounts receivable. For the nine month period ended March 31, 2007, the Company used $761,000 for capital expenditures which related primarily to new and replacement equipment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

During the nine month period ended March 31, 2008, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2007. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at March 31, 2008 or June 30, 2007. See Notes 3 and 11 to Consolidated Financial Statements (Unaudited) for information regarding possible further payments in connection with the RTS acquisition and the Company’s credit line, respectively.

Results of Operations

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Consolidated sales for the nine month period ended March 31, 2008 totaled $49,374,000, an increase of $14,378,000 or 41% from the nine month period ended March 31, 2007. Sales of geophysical equipment increased by $14,280,000 or 44% due primarily to higher sales of complete energy source systems, air gun replacement parts, underwater electrical connectors and cables, and, effective July 1, 2007, air gun controllers/synchronizers, data loggers and auxiliary equipment. Higher sales in the geophysical equipment business reflect continued strength in marine seismic activity and the RTS acquisition, which contributed sales of $4,237,000. Industrial products sales for the nine month period ended March 31, 2008 increased by $98,000 or 4% compared to the nine month period ended March 31, 2007 due primarily to higher sales of slip clutches.

Consolidated gross profit as a percentage of consolidated sales (“gross margin”) was 45% for the nine month period ended March 31, 2008 versus 46% for the nine month period ended March 31, 2007. Gross margin for the geophysical equipment segment was 46% for the nine month period ended March 31, 2007 and decreased to 45% for the nine month period ended March 31, 2008. The decrease in geophysical equipment segment gross margin was due primarily to lower margin associated with a large sale to a foreign customer in the third quarter of fiscal 2008, which included sales of auxiliary equipment purchased from outside vendors which normally have a lower margin. Gross margin for the industrial products segment increased from 45% for the nine month period ended March 31, 2007 to 47% for the nine month period ended March 31, 2008 primarily due to price increases in the first quarter of fiscal 2008 partially offset by higher material and labor costs.

Research and development costs for the nine month period ended March 31, 2008 decreased by $15,000 or 7% from the nine month period ended March 31, 2007. These expenditures are associated with improvements to the Company’s Annular Port Air Guns (“APG guns”) and Seismic Source Monitoring System (“SSMS”). The decrease is due primarily to lower spending for improvements to SSMS.

Selling, general and administrative expenses increased by $1,220,000 for the nine month period ended March 31, 2008 from the nine month period ended March 31, 2007 due primarily to higher compensation expense ($384,000), bad debt expense ($227,000), professional fees ($128,000), amortization of RTS other intangible assets ($180,000), other RTS expenses ($77,000) and shareholder relations expense ($53,000). The increase in compensation expense was primarily due to salary increases and stock-based compensation expense. Higher bad debt expense reflects management’s estimate of uncollectible accounts receivable. Higher professional fees reflects expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act, the 3-for-2 stock split, the listing of the Company’s common stock on the NASDAQ Global Select Market, and adoption of the Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan.

The provision for income taxes for the nine month period ended March 31, 2008 was $5,048,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and a state income tax refund associated with several prior fiscal years. The provision for income taxes for the nine month period ended March 31, 2007 was $3,433,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with export sales and the domestic manufacturer’s deduction partially offset by state income taxes.

The above mentioned factors resulted in net income for the nine month period ended March 31, 2008 of $10,459,000 compared to net income of $7,217,000 for the nine month period ended March 31, 2007.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Consolidated sales for the three month period ended March 31, 2008 totaled $16,679,000, an increase of $3,951,000 or 31% from the three month period ended March 31, 2007. Sales of geophysical equipment increased by $3,882,000 or 33% due primarily to higher sales of complete energy source systems and air gun replacement parts, underwater electrical connectors and cables, and, effective July 1, 2007, air gun controllers/synchronizers, data loggers and auxiliary equipment. Higher sales in the geophysical equipment business reflect the continued strength in marine seismic activity and the RTS acquisition, which contributed sales of $1,528,000. Industrial products sales for the three month period ended March 31, 2008 increased by $69,000 or 8% compared to the three month period ended March 31, 2007 due primarily to higher sales of slip clutches.

Consolidated gross profit as a percentage of consolidated sales (“gross margin”) was 45% for the three month period ended March 31, 2008 versus 48% for the three month period ended March 31, 2007. Gross margin for the geophysical equipment segment was 48% for the three month period ended March 31, 2007 and decreased to 44% for the three month period ended March 31, 2008. The decrease in geophysical equipment segment gross margin was due primarily to lower margin associated with a large sale to a foreign customer, which included sales of auxiliary equipment purchased from outside vendors which normally have a lower margin. Gross margin for the industrial products segment increased from 46% for the three month period ended March 31, 2007 to 50% for the three month period ended March 31, 2008, reflecting price increases in the first quarter of fiscal 2008 and higher manufacturing efficiencies associated with an 8% sales increase, partially offset by higher material and labor costs.

Research and development costs for the three month period ended March 31, 2008 increased by $7,000 or 13% from the three month period ended March 31, 2007. These expenditures are associated with improvements to the Company’s APG guns and SSMS. The increase is due to higher spending for improvements to APG guns.

Selling, general and administrative expenses increased by $444,000 for the three month period ended March 31, 2008 from the three month period ended March 31, 2007 due primarily to higher bad debt expense ($174,000), amortization of RTS intangible assets ($60,000), compensation expense ($44,000), and other RTS expenses ($65,000). Higher bad debt expense reflects management’s estimate of uncollectible accounts receivable.

The provision for income taxes for the three month period ended March 31, 2008 was $1,705,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with the domestic manufacturer’s deduction. The provision for income taxes for the three month period ended March 31, 2007 was $1,328,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35% primarily due to tax benefits associated with the domestic manufacturer’s deduction partially offset by state income taxes.

The above mentioned factors resulted in net income for the three month period ended March 31, 2008 of $3,404,000 compared to net income of $2,845,000 for the three month period ended March 31, 2007.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management. Actual results may differ from this estimate, and the difference could be material. Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at March 31, 2008 and June 30, 2007 was $405,000 and $524,000, respectively. At March 31, 2008 and June 30, 2007, approximately $1,052,000 and $1,401,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At March 31, 2008, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $655,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the nine month period ended March 31, 2008, the inventory valuation reserve was decreased by $119,000, and the Company did not scrap or dispose of any items.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of operations. The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2008 and June 30, 2007, because future taxable income is believed to be sufficient to utilize any deferred tax asset.

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

Goodwill represents approximately 23% of the Company’s total assets at March 31, 2008 and is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the Company’s goodwill amounts reflected on its balance sheet arose out of acquisition accounting. See Notes 2, 3 and 4 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141. SFAS 141(R) continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. SFAS 141(R) requires the buyer to: (1) fair value assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. SFAS 141(R) also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, SFAS 141(R) requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will apply SFAS 141(R) to any acquisitions that are made on or after July 1, 2009.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5 – Other Information

Entry into a Material Definitive Agreement

On May 6, 2008, Bolt and its wholly-owned subsidiary, Custom Products, signed a definitive agreement with A&A Manufacturing Co., Inc. (“A&A”) for the sale of substantially all of the assets of Custom Products to A&A for $5,250,000 in cash, subject to certain post-closing adjustments. The closing of the sale, which is subject to the satisfaction of certain conditions, including conditions customary to transactions of this type, is anticipated to occur prior to the Company’s fiscal year end of June 30, 2008 and is expected to result in a pre-tax gain in excess of $500,000. Custom Products is the only operating unit in the Company’s “industrial products” segment; therefore, upon completion of the sale, the Company will no longer have an industrial products business segment.

On May 6, 2008, Bolt issued a press release announcing the execution of the asset purchase agreement. A copy of the press release is attached as Exhibit 99.2 to this Form 10-Q.

Item 6 – Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).

3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).

10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.6	Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto dated as of January 23, 2008.†*

10.7	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.9	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.10	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).†

10.11	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007).

99.2	Press release issued May 6, 2008.*

*	Filed herewith
†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: May 8, 2008	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).

3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).

10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003).

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003).

10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.6	Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto dated as of January 23, 2008.†*

10.7	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.9	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.10	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).†

10.11	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007).

99.2	Press release issued May 6, 2008.*

*	Filed herewith
†	Management contract or compensatory plan