Form 10-Q
period 2008-09-30
BOLT TECHNOLOGY CORP
filed 2008-11-06
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

At November 3, 2008, there were 8,636,093 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Sales	$11,263,000	$14,336,000

Costs and Expenses:

Cost of sales	5,729,000	7,701,000
Research and development	63,000	69,000
Selling, general and administrative	2,153,000	1,861,000
Interest income	(83,000)	(58,000)

	7,862,000	9,573,000

Income from continuing operations before income taxes	3,401,000	4,763,000
Provision for income taxes	1,121,000	1,468,000

Income from continuing operations	2,280,000	3,295,000
Income from discontinued operations, net of taxes	—	160,000

Net income	$2,280,000	$3,455,000

Earnings per share:
Earnings per share – basic
Income from continuing operations	$0.27	$0.38
Income from discontinued operations, net of taxes	—	0.02

Net income	$0.27	$0.40

Earnings per share – diluted
Income from continuing operations	$0.27	$0.38
Income from discontinued operations, net of taxes	—	0.02

Net income	$0.27	$0.40

Average number of common shares outstanding:

Basic	8,581,343	8,581,598

Diluted	8,596,215	8,582,265

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (unaudited)	June 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$20,337,000	$19,137,000
Accounts receivable, net	9,772,000	11,067,000
Inventories, net	16,255,000	14,879,000
Deferred income taxes	215,000	190,000
Other	214,000	252,000

Total current assets	46,793,000	45,525,000

Property, Plant and Equipment, net	4,424,000	4,331,000
Goodwill, net	10,330,000	10,330,000
Other Intangible Assets, net	1,412,000	1,472,000
Other Assets	220,000	209,000

Total assets	$63,179,000	$61,867,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,126,000	$2,479,000
Accrued expenses	2,004,000	3,045,000
Income taxes payable	1,153,000	826,000

Total current liabilities	5,283,000	6,350,000

Stockholders’ Equity:
Common stock	28,696,000	28,597,000
Retained earnings	29,200,000	26,920,000

Total stockholders’ equity	57,896,000	55,517,000

Total liabilities and stockholders’ equity	$63,179,000	$61,867,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$2,280,000	$3,455,000
Less: Income from discontinued operations, net of taxes	—	(160,000)

Income from continuing operations	2,280,000	3,295,000
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	127,000	93,000
Amortization	60,000	—
Deferred income taxes	(36,000)	(8,000)
Stock based compensation expense	99,000	33,000
Change in operating assets and liabilities, net of RTS acquisition effect:
Accounts receivable	1,295,000	(1,217,000)
Inventories	(1,376,000)	(699,000)
Other assets	38,000	104,000
Accounts payable	(353,000)	(314,000)
Accrued expenses	(1,041,000)	(1,012,000)
Income taxes payable	327,000	1,452,000

Net cash provided by continuing operations	1,420,000	1,727,000
Net cash provided by discontinued operations	—	200,000

Net cash provided by operating activities	1,420,000	1,927,000

Cash Flows From Investing Activities:
Purchase of RTS, net of cash received	—	(4,468,000)
Purchase of property, plant and equipment, continuing operations	(220,000)	(637,000)

Net cash used by investing activities	(220,000)	(5,105,000)

Cash Flows From Financing Activities:
Tax benefits on stock options exercised	—	46,000

Net cash provided by financing activities	—	46,000

Net increase (decrease) in cash	1,200,000	(3,132,000)
Cash and cash equivalents at beginning of period	19,137,000	9,988,000

Cash and cash equivalents at end of period	$20,337,000	$6,856,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$830,000	$14,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2008, the Consolidated Statements of Income for the three month periods ended September 30, 2008 and 2007 and the Consolidated Statements of Cash Flows for the three month periods ended September 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

On May 31, 2008, substantially all of the assets of Custom Products Corporation (“Custom”), a wholly owned subsidiary of Bolt, were sold. Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly comprised the Company’s “industrial products” segment. Custom was the only operating unit in the industrial products segment; therefore, due to the sale of Custom, the Company now operates only in the oilfield services equipment business (formerly referred to as the “geophysical equipment” segment). In the Consolidated Financial Statements (Unaudited), amounts relating to Custom have been reported as discontinued operations for the three months ended September 30, 2007. See Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning discontinued operations.

On November 20, 2007, the Company’s Board of Directors approved a 3-for-2 stock split. The additional shares resulting from the stock split were distributed on January 30, 2008 to shareholders of record on January 16, 2008. Share and per share amounts reflected throughout the Consolidated Financial Statements (Unaudited) and notes thereto reflect the stock split.

Note 2 – Description of Business and Significant Accounting Policies

The Company consists of three operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Real Time Systems Inc. (“RTS”), which was acquired on July 1, 2007 (see Note 3 to Consolidated Financial Statements (Unaudited)). Bolt, A-G and RTS are in the oilfield services equipment business. Bolt develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts; A-G develops, manufactures and sells underwater cables, connectors, hydrophones and seismic source monitoring systems; and RTS develops, manufacturers and sells air gun controllers/synchronizers, data loggers and auxiliary equipment.

Principles of Consolidation:

The Consolidated Financial Statements (Unaudited) include the accounts of Bolt Technology Corporation and its subsidiary companies. All significant intercompany balances and transactions have been eliminated.

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

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method that approximates the first-in, first-out method. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory. See Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning inventories.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 40 years for buildings, over the shorter of the term of the lease or the estimated useful life for leasehold improvements, and 5 to 10 years for machinery and equipment. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 9 to Consolidated Financial Statements (Unaudited) for additional information concerning property, plant and equipment.

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment annually or more frequently if impairment indicators arise. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired. If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. Goodwill was tested for impairment as of June 30, 2008 and 2007, and the tests indicated no impairment.

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

The estimated fair values of the A-G and RTS reporting units were determined utilizing each of the above methods, and the valuation methods were analyzed as indicators of value. Based on the foregoing, the Company determined that there was no impairment as of June 30, 2008 and 2007.

The Company reviewed goodwill at September 30, 2008, and such review did not indicate impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of September 30, 2008 and June 30, 2008 did not result in any indicators of impairment.

See Notes 3, 5 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill and other intangible assets.

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

Income Taxes:

The provision for income taxes is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the period determined by applying the provisions of enacted tax laws to the taxable income for that period and the net change during the period in the Company’s deferred tax assets and liabilities. See Note 7 to Consolidated Financial Statements (Unaudited) for additional information concerning the provision for income taxes and deferred tax accounts.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Income from continuing operations	$2,280,000	$3,295,000
Discontinued operations	—	160,000

Net income	$2,280,000	$3,455,000

Divided by:
Weighted average common shares	8,581,343	8,581,598
Weighted average common share equivalents	14,872	667

Total weighted average common shares and common share equivalents	8,596,215	8,582,265

Earnings per share – basic:
Income from continuing operations	$0.27	$0.38
Discontinued operations, net of income taxes	—	0.02

Net income	$0.27	$0.40

Earnings per share – diluted:
Income from continuing operations	$0.27	$0.38
Discontinued operations, net of income taxes	—	0.02

Net income	$0.27	$0.40

For the three month period ended September 30, 2008, the calculations do not include options to acquire 54,750 shares since the inclusion of these shares would have been anti-dilutive. For the three month period ended September 30, 2007, all options to acquire shares were dilutive and therefore were included in the calculations.

Note 3 – Real Time Systems Inc. Acquisition

In July 2007, the Company acquired substantially all of the net assets of Real Time Systems Inc. (“RTS”) for $5,379,000 including cash paid at closing of $4,532,000, acquisition costs of $87,000 and $760,000 due as of June 30, 2008 under an “earnout agreement.” RTS develops, manufactures and sells air gun controllers and synchronizers for seismic energy sources (air guns). RTS products are designed to control and synchronize up to 96 air guns in a single seismic exploration vessel. Effective July 1, 2007, the operations of RTS were included in the Company’s Consolidated Financial Statements.

The earnout agreement provides that additional payments are due if RTS’s net sales in each of fiscal years 2008 and 2009 are in excess of $2,000,000. Such payments are calculated at 33% of net sales, in each year, in excess of $2,000,000 but less than $2,500,000, and 20% of net sales, in each year, in excess of $2,500,000. Amounts earned under the earnout agreement are added to goodwill. No amount was earned under the earnout agreement for the three months ended September 30, 2008.

The purchase price allocation, including the earnout amount earned for the fiscal year ended June 30, 2008, is as follows:

Net current assets, including cash of $147,000	$925,000
Property and equipment	91,000
Goodwill	2,651,000
Other intangible assets	1,712,000

$5,379,000

See Notes 5 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS goodwill and other intangible assets, respectively.

Note 4 – Discontinued Operations

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

The following amounts relating to Custom’s operations have been reported as discontinued operations in the Consolidated Statements of Income (Unaudited) for the three month period ended September 30, 2007:

Net sales	$925,000

Income from discontinued operations before income taxes	$258,000
Income taxes	98,000

Income from discontinued operations	$160,000

See Note 2 to the Consolidated Financial Statements (Unaudited) for information regarding earnings per share, including earnings per share data relating to income from discontinued operations, net of taxes.

The Consolidated Statement of Cash Flows (Unaudited) for the three month period ended September 30, 2007 reflects discontinued operations.

Note 5 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of A-G in fiscal year 1999 and RTS in fiscal year 2008, which are two SFAS No. 142 reporting units. Bolt, the parent of A-G and RTS, is a third reporting unit and has no goodwill.

The composition of the net goodwill balance at September 30, 2008 and June 30, 2008 is as follows:

A-G	$7,679,000
RTS	2,651,000

$10,330,000

Goodwill represents approximately 16% of the Company’s total assets at September 30, 2008 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 6 – Other Intangible Assets

Other intangible assets at September 30, 2008 in the gross amount of $1,712,000 represent the intangible assets acquired in the purchase of RTS. The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years. Amortization cost recorded in the three month period ended September 30, 2008 amounted to $60,000. Other intangible asset amortization over the next five years is estimated to be $240,000 per year ($60,000 per quarter).

See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS intangible assets.

Note 7 – Income Taxes

Income tax expense consists of the following for the three month periods ended September 30:

	2008	2007
Current:
Federal	$1,149,000	$1,469,000
State	8,000	5,000
Deferred:
Federal	(36,000)	(6,000)
State	—	—

Income tax expense	$1,121,000	$1,468,000

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Adoption of FIN 48 requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the providing of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at September 30, 2008. There were no unallocated tax reserves at September 30, 2008. The Company’s policy is to record any interest and penalties as a component of income tax expense. The Company’s federal income tax returns for fiscal years prior to 2005 are no longer subject to examination by the Internal Revenue Service.

Note 8 – Inventories

Inventories consist of the following:

	September 30, 2008	June 30, 2008
Raw materials and sub-assemblies	$15,324,000	$13,849,000
Work-in-process	1,364,000	1,436,000

	16,688,000	15,285,000
Less - Reserve for inventory valuation	(433,000)	(406,000)

	$16,255,000	$14,879,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at September 30, 2008 and June 30, 2008 was $433,000 and $406,000, respectively. At September 30, 2008 and June 30, 2008, approximately $1,347,000 and $1,247,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At September 30, 2008, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $780,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the three month period ended September 30, 2008, the inventory valuation reserve was increased by $27,000, and the Company did not scrap or dispose of any items.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2008	June 30, 2008
Land	$253,000	$253,000
Buildings	1,120,000	1,114,000
Leasehold improvements	587,000	495,000
Machinery and equipment	8,965,000	8,843,000

	10,925,000	10,705,000
Less - accumulated depreciation	(6,501,000)	(6,374,000)

	$4,424,000	$4,331,000

Note 10 – Stock Options and Restricted Stock

Effective July 1, 2005, the Company adopted SFAS 123 (Revised 2004), “Share Based Payment” (“SFAS 123 (R)”). Accordingly, the Company recognizes compensation costs for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).

The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the fair market value over the exercise price of the option. In accordance with SFAS 123 (R), tax benefits from the exercise of stock options are reported as financing cash flows in the Consolidated Statements of Cash Flows (Unaudited).

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

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the Plan was $1,169,000 as of the option grant dates. This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the four-year vesting period. During the three month period ended September 30, 2008, $59,000 of stock option compensation expense was recognized. Unrecognized compensation expense for stock options at September 30, 2008 amounted to $897,000 and is expected to be recognized over the next five years.

A summary of changes in stock options during the three month period ended September 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Contractual Life
Options outstanding at June 30, 2008	108,000	$19.74	—	4.1 years
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Options outstanding at September 30, 2008	108,000	$19.74	—	3.8 years

The aggregate intrinsic value (market price at September 30, 2008 less the weighted average exercise price) of outstanding stock options at September 30, 2008 was zero because the market price was lower than the weighted average exercise price. The expiration dates for the outstanding options at September 30, 2008 are: 37,500 shares in November 2011, 24,000 shares in April 2012, 7,500 shares in November 2012, 15,750 shares in January 2013 and 23,250 shares in June 2013. Options outstanding at September 30, 2008, of which 15,375 shares were exercisable, consisted of 47,145 non-qualified and 60,855 qualified stock options.

The fair value of shares vested during the three month period ended September 30, 2008 was zero because no shares vested during that period. The intrinsic value of options exercised during the three month period ended September 30, 2008 was zero because no shares were exercised during that period. The weighted average exercise price of exercisable shares as of September 30, 2008 was $18.35; the aggregate intrinsic value of exercisable shares at September 30, 2008 was zero because the market price was lower than the weighted average exercise price; and the weighted average remaining contractual life of exercisable shares at September 30, 2008 was 3.3 years.

In January 2008 and August 2008, 36,750 and 18,000 shares of restricted stock were granted, respectively. These shares vest over a five year period and the cost to recipients is zero. As of September 30, 2008, these were the only restricted shares granted under the Plan. The aggregate compensation cost for restricted stock was $1,024,000 as of the grant dates. This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period. During the three month period ended September 30, 2008, $40,000 of restricted stock compensation expense was recognized. Unrecognized compensation expense for restricted stock at September 30, 2008 amounted to $927,000.

Note 11 – Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the three month period ended September 30, 2008 was as follows:

	Common Stock		Retained Earnings	Total
	Shares	Amount
Balance June 30, 2008	8,618,093	$28,597,000	$26,920,000	$55,517,000
Restricted stock grants	18,000	—	—	—
Stock based compensation expense	—	99,000	—	99,000
Income from continuing operations	—	—	2,280,000	2,280,000

Balance September 30, 2008	8,636,093	$28,696,000	$29,200,000	$57,896,000

Note 12 – Credit Line

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit facility with a bank to support general corporate purposes. The facility expires on May 31, 2010, and the Company has an option to extend the maturity date for one year periods. Borrowings bear interest based on LIBOR plus 1%. The unpaid principal is repayable on the earlier of an event of default or May 31, 2010, subject to extension. In addition, a commitment fee of 0.25% per year is payable based on the unused amount of the facility. The agreement requires, among other things, that the Company maintain certain financial covenants. The Company has not borrowed any funds under this facility.

Note 13 – Contingencies

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

In this Quarterly Report on Form 10-Q, we refer to Bolt Technology Corporation and its subsidiaries as “we, “our,” “us,” “the registrant” or “the Company,” unless the context clearly indicates otherwise.

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

Overview

Sales of the Company’s products are generally related to the level of worldwide oil and gas exploration activity, which is highly dependent on oil and gas prices, and with regard to new air gun sales, the number of additional seismic exploration vessels put into service. New seismic exploration vessels typically result in large sales of new air guns. In certain periods, several vessels may be placed in service and in other periods none may be placed in service resulting in an “uneven” sales pattern for new air gun sales.

Sales of our products for the first quarter of fiscal 2009 amounted to $11,263,000 compared to $14,336,000 in last year’s first quarter, a decrease of 21%. This decrease was driven by a 51% decrease in air gun sales partially offset by a 33% increase in sales of underwater electrical cables and connectors and seismic energy source controllers. The Company believes that the decrease in air gun sales was due primarily to the uneven sales pattern referred to above.

The Company continues to experience an active level of customer inquiries, including those for new air guns, underwater electrical cables and connectors and seismic energy source controllers. Based on these inquiries, and considering the uneven sales pattern for new air gun sales and the 33% increase in sales in the first quarter of underwater electrical cables and connectors, we remain cautiously optimistic that fiscal year 2009 will be a good year for the Company. However, we believe that a reduction in worldwide exploration spending as a result of the recent turmoil in the world credit markets and/or a decrease in the demand for oil which could result from a severe economic downturn, would undoubtedly have an effect on our business.

Effective May 31, 2008, the Company sold substantially all of the assets of its wholly-owned subsidiary, Custom Products Corporation (“Custom”). Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly comprised the Company’s “industrial products” segment. Custom was the only unit in the industrial products segment. Therefore, due to the sale of Custom, the Company operates only in the oilfield services equipment business. In the Consolidated Financial Statements (Unaudited), amounts relating to Custom have been reported as discontinued operations for the three month period ended September 30, 2007. See Note 4 to Consolidated Financial Statements (Unaudited) for further information concerning discontinued operations.

At September 30, 2008, the Company’s balance sheet continued to strengthen from June 30, 2008. Cash increased from $19.1 million at June 30, 2008 to $20.3 million at September 30, 2008. Working capital increased from $39.2 million at June 30, 2008 to $41.5 million at September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, the Company believes that current cash and cash equivalent balances are, and projected cash flow from operations in fiscal 2009 will be, adequate to meet foreseeable operating needs, as well as any possible earnout payments associated with the acquisition of RTS, in fiscal year 2009. See Note 3 to Consolidated Financial Statements (Unaudited) for further information concerning the RTS acquisition.

The Company has a $4,000,000 unsecured revolving credit facility with a bank to provide funds for general corporate purposes should the need arise. The Company has not borrowed any funds under this facility. See Note 12 to Consolidated Financial Statements (Unaudited) for further information concerning the revolving credit facility.

Three Months Ended September 30, 2008

At September 30, 2008, the Company had $20,337,000 in cash and cash equivalents compared to $19,137,000 at June 30, 2008.

For the three month period ended September 30, 2008, cash flow from continuing operating activities after changes in working capital items was $1,420,000, primarily due to net income adjusted for non cash items, principally depreciation and stock based compensation expense, and lower accounts receivable partially offset by higher inventories and lower current liabilities.

In the three month period ended September 30, 2008, the Company used $220,000 for capital expenditures relating primarily to new and replacement equipment and leasehold improvements for a new leased manufacturing facility in Fredericksburg, Texas.

The Company anticipates that capital expenditures for the remainder of fiscal 2009 will approximate $800,000, which will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At September 30, 2008 and June 30, 2008, the five customers with the highest accounts receivable balances represented, in the aggregate, 69% and 62%, respectively, of the consolidated accounts receivable balances on those dates.

Three Months Ended September 30, 2007

At September 30, 2007, the Company had $6,856,000 in cash and cash equivalents. This amount was $3,132,000 or 31% lower than the amount of cash and cash equivalents at June 30, 2007.

For the three month period ended September 30, 2007, cash flow from continuing operating activities after changes in working capital items was $1,727,000, primarily due to net income adjusted for non cash items and higher current liabilities partially offset by higher accounts receivable and inventories. For the three month period ended September 30, 2007, cash flow from discontinued operating activities after changes in working capital items was $200,000.

For the three month period ended September 30, 2007, the Company used $4,468,000, net of $147,000 of cash received, for the acquisition of RTS and $637,000 for capital expenditures relating to continuing operations for new and replacement equipment. For the three month period ended September 30, 2007, there were no capital expenditures relating to discontinued operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

During the three month period ended September 30, 2008, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2008. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at September 30, 2008 and June 30, 2008. In May 2007, the Company entered into a $4,000,000 unsecured revolving credit facility with a bank to provide funds for general corporate purposes should the need arise. The Company has not borrowed any funds under this facility. See Note 12 to Consolidated Financial Statements (Unaudited) for further information concerning the revolving credit facility.

The Company will be relocating the RTS facility to new leased premises (approximately 7,000 square feet) in Fredericksburg, Texas under a five-year, triple net, operating lease. As of September 30, 2008, the Company had not yet finalized a lease with the lessor, which is an affiliate of the President and former owner of RTS.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Consolidated sales for the three month period ended September 30, 2008 totaled $11,263,000, a decrease of $3,073,000 or 21% from the three month period ended September 30, 2007. Sales of air guns and related spare parts decreased by $4,730,000 or 51% but sales of underwater electrical cables and connectors and seismic source controllers increased by 33%. The sales decrease for air guns reflects primarily the uneven sales pattern associated with outfitting new seismic vessels with air guns and other technological equipment.

Consolidated gross profit as a percentage of consolidated sales was 49% for the three month period ended September 30, 2008 versus 46% for the three month period ended September 30, 2007. The improvement in the gross profit percentage was caused primarily by higher manufacturing efficiencies relating to underwater electrical cables and connectors and seismic source controllers reflecting the 33% increase in sales volume, partially offset by lower manufacturing efficiencies relating to air guns as a result of the 51% decrease in air gun sales.

Research and development costs for the three month period ended September 30, 2008 decreased by $6,000 or 9% from the three month period ended September 30, 2007. These expenditures were associated with improvements to the Company’s Annular Port Air Guns and Seismic Source Monitoring System (“SSMS”). The decrease is due primarily to lower spending for improvements to SSMS.

Selling, general and administrative expenses increased by $292,000 in the three month period ended September 30, 2008 from the three month period ended September 30, 2007 due primarily to: higher salaries and stock based compensation expense ($146,000), amortization of other intangible assets ($60,000), and higher travel, bad debt, freight out and shareholder relations expense ($112,000), partially offset by lower professional fees due primarily to lower Sarbanes-Oxley compliance costs ($107,000).

The provision for income taxes for the three month period ended September 30, 2008 was $1,121,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction. The provision for income taxes for the three month period ended September 30, 2007 was $1,468,000, an effective tax rate of 31%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in income from continuing operations for the three month period ended September 30, 2008 of $2,280,000 compared to income from continuing operations of $3,295,000 for the three month period ended September 30, 2007.

Effective May 31, 2008, substantially all of the assets of Custom, a wholly owned subsidiary of Bolt, were sold for $5,250,000, subject to adjustments for certain liabilities. Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, was formerly in the Company’s “industrial products” segment. Custom was the only unit in the industrial products segment; therefore, due to the sale of Custom, the Company now operates only in the oilfield services equipment business. In the Consolidated Financial Statements (Unaudited), reported amounts relating to Custom have been reported as discontinued operations. The Company recorded as discontinued operations the operating results of Custom for the three month period ending September 30, 2007. See Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning discontinued operations.

The above mentioned factors resulted in net income for the three month period ended September 30, 2008 of $2,280,000 compared to net income of $3,455,000 for the three month period ended September 30, 2007.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at September 30, 2008 and June 30, 2008 was $433,000 and $406,000, respectively. At September 30, 2008 and June 30, 2008, approximately $1,347,000 and $1,247,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At September 30, 2008, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $780,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the three month period ended September 30, 2008, the inventory valuation reserve was increased by $27,000, and the Company did not scrap or dispose of any items.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2008 and June 30, 2008 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Management tested goodwill for impairment as of June 30, 2008 and 2007 and the tests indicated no impairment. The Company reviewed goodwill at September 30, 2008, and such review did not indicate impairment.

Goodwill represents approximately 16% of the Company’s total assets at September 30, 2008 and is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. See Notes 2, 3 and 5 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6 – Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).

3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).

10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).

10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto.*

10.7	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004, SEC File No. 001-12075).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.9	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.10	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).†

10.11	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.12	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2008, SEC File No. 001-12075).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007, SEC File No. 001-12075).

*	Filed herewith
†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: November 6, 2008	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2008	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).

3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).

10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).

10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto.*

10.7	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004, SEC File No. 001-12075).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.9	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.10	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).†

10.11	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.12	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2008, SEC File No. 001-12075).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007, SEC File No. 001-12075).

*	Filed herewith
†	Management contract or compensatory plan