Form 10-Q
period 2009-03-31
BOLT TECHNOLOGY CORP
filed 2009-05-06
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

At May 5, 2009, there were 8,645,093 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Sales	$12,960,000	$15,713,000	$37,813,000	$46,714,000

Costs and Expenses:
Cost of sales	6,645,000	8,724,000	19,274,000	25,869,000
Research and development	65,000	59,000	202,000	192,000
Selling, general and administrative	2,004,000	2,150,000	6,364,000	5,999,000
Interest income	(95,000)	(32,000)	(294,000)	(141,000)

	8,619,000	10,901,000	25,546,000	31,919,000

Income from continuing operations before income taxes	4,341,000	4,812,000	12,267,000	14,795,000
Provision for income taxes	1,337,000	1,593,000	3,957,000	4,778,000

Income from continuing operations	3,004,000	3,219,000	8,310,000	10,017,000
Income from discontinued operations, net of taxes	—	185,000	—	442,000

Net income	$3,004,000	$3,404,000	$8,310,000	$10,459,000

Earnings per share:
Earnings per share – basic
Income from continuing operations	$0.35	$0.38	$0.97	$1.17
Income from discontinued operations, net of taxes	—	0.02	—	0.05

Net income	$0.35	$0.40	$0.97	$1.22

Earnings per share – diluted
Income from continuing operations	$0.35	$0.38	$0.97	$1.17
Income from discontinued operations, net of taxes	—	0.02	—	0.05

Net income	$0.35	$0.40	$0.97	$1.22

Average number of common shares outstanding:
Basic	8,586,896	8,581,424	8,583,194	8,581,540
Diluted	8,587,226	8,587,545	8,589,803	8,586,605

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	June 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$23,902,000	$19,137,000
Short-term investments	2,050,000	—
Accounts receivable, net	9,960,000	11,067,000
Inventories, net	15,061,000	14,879,000
Deferred income taxes	298,000	190,000
Other	203,000	252,000

Total current assets	51,474,000	45,525,000
Property, Plant and Equipment, net	4,263,000	4,331,000
Goodwill, net	10,798,000	10,330,000
Other Intangible Assets, net	1,292,000	1,472,000
Other Assets	124,000	209,000

Total assets	$67,951,000	$61,867,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,648,000	$2,479,000
Accrued expenses	2,074,000	3,045,000
Income taxes payable	36,000	826,000

Total current liabilities	3,758,000	6,350,000

Stockholders’ Equity:
Common stock	28,963,000	28,597,000
Retained earnings	35,230,000	26,920,000

Total stockholders’ equity	64,193,000	55,517,000

Total liabilities and stockholders’ equity	$67,951,000	$61,867,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$8,310,000	$10,459,000
Less: Income from discontinued operations, net of taxes	—	(442,000)

Income from continuing operations	8,310,000	10,017,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	393,000	310,000
Amortization	180,000	180,000
Deferred income taxes	(23,000)	(49,000)
Stock based compensation expense	325,000	135,000
Change in operating assets and liabilities, net of RTS acquisition effect:
Accounts receivable	1,107,000	(923,000)
Inventories	(182,000)	(2,381,000)
Other assets	49,000	150,000
Accounts payable	(831,000)	(259,000)
Accrued expenses	(679,000)	(1,222,000)
Income taxes payable	(790,000)	6,000

Net cash provided by continuing operations	7,859,000	5,964,000
Net cash provided by discontinued operations	—	460,000

Net cash provided by operating activities	7,859,000	6,424,000

Cash Flows From Investing Activities:
Purchase of short-term investments	(2,050,000)	—
Purchase of RTS, net of cash received	(760,000)	(4,472,000)
Purchase of property, plant and equipment, continuing operations	(325,000)	(877,000)
Purchase of property, plant and equipment, discontinued operations	—	(65,000)

Net cash used by investing activities	(3,135,000)	(5,414,000)

Cash Flows From Financing Activities:
Tax benefits on stock options	41,000	46,000
Payment for fractional shares (3-for-2 stock split)	—	(5,000)

Net cash provided by financing activities	41,000	41,000

Net increase in cash	4,765,000	1,051,000
Cash and cash equivalents at beginning of period	19,137,000	9,988,000

Cash and cash equivalents at end of period	$23,902,000	$11,039,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$4,730,000	$5,044,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2009, the Consolidated Statements of Income for the three month and nine month periods ended March 31, 2009 and 2008 and the Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

On May 31, 2008, substantially all of the assets of Custom Products Corporation (“Custom”), a wholly owned subsidiary of Bolt, were sold. Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly comprised the Company’s “industrial products” segment. Custom was the only operating unit in the industrial products segment; therefore, due to the sale of Custom, the Company now operates only in the oilfield services equipment business (formerly referred to as the “geophysical equipment” segment). In the Consolidated Financial Statements (Unaudited), amounts relating to Custom have been reported as discontinued operations for the three months and nine months ended March 31, 2008. See Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning discontinued operations.

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

Note 2 – Description of Business and Significant Accounting Policies

The Company consists of three operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc.

(“A-G”), and Real Time Systems Inc. (“RTS”), which was acquired on July 1, 2007 (see Note 3 to Consolidated Financial Statements (Unaudited)). Bolt, A-G and RTS are in the oilfield services equipment business. Bolt develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts; A-G develops, manufactures and sells underwater cables, connectors, hydrophones and seismic source monitoring systems; and RTS develops, manufacturers and sells seismic energy source controllers, data loggers and auxiliary equipment.

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

Short-Term Investments:

The Company considers all highly liquid investments with a maturity of over three months but less than one year when purchased to be short-term investments.

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

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method that approximates the first-in, first-out method. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory. See Note 9 to Consolidated Financial Statements (Unaudited) for additional information concerning inventories.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 40 years for buildings, over the shorter of the term of the lease or the estimated useful life for leasehold improvements, and 5 to 10 years for machinery and equipment. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 10 to Consolidated Financial Statements (Unaudited) for additional information concerning property, plant and equipment.

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

The Company reviewed goodwill at March 31, 2009, and such review did not indicate impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of March 31, 2009 and June 30, 2008 did not result in any indicators of impairment.

See Notes 3, 6 and 7 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill and other intangible assets.

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

Income Taxes:

The provision for income taxes is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the period determined by applying the provisions of enacted tax laws to the taxable income for that period and the net change during the period in the Company’s deferred tax assets and liabilities. See Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning the provision for income taxes and deferred tax accounts.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and nine month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Income from continuing operations	$3,004,000	$3,219,000	$8,310,000	$10,017,000
Discontinued operations	—	185,000	—	442,000

Net income	$3,004,000	$3,404,000	$8,310,000	$10,459,000

Divided by:
Weighted average common shares	8,586,896	8,581,424	8,583,194	8,581,540
Weighted average common share equivalents	330	6,121	6,609	5,065

Total weighted average common shares and common share equivalents	8,587,226	8,587,545	8,589,803	8,586,605

Earnings per share – basic:
Income from continuing operations	$0.35	$0.38	$0.97	$1.17
Discontinued operations, net of income taxes	—	0.02	—	0.05

Net income	$0.35	$0.40	$0.97	$1.22

Earnings per share – diluted:
Income from continuing operations	$0.35	$0.38	$0.97	$1.17
Discontinued operations, net of income taxes	—	0.02	—	0.05

Net income	$0.35	$0.40	$0.97	$1.22

For the three month periods ended March 31, 2009 and 2008, the calculations do not include options to acquire 108,000 shares and 34,500 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Note 3 – Real Time Systems Inc. Acquisition

In July 2007, the Company acquired substantially all of the net assets of Real Time Systems Inc. (“RTS”) for $5,847,000 including cash paid at closing of $4,532,000, acquisition costs of $87,000 and, as of March 31, 2009, $1,228,000 under an “earnout agreement.” Effective July 1, 2007, the operations of RTS were included in the Company’s Consolidated Financial Statements.

The earnout agreement provides that additional payments are due if RTS’s net sales in each of fiscal years 2008 and 2009 are in excess of $2,000,000. Such payments are calculated at 33% of net sales, in each year, in excess of $2,000,000 but less than $2,500,000, and 20% of net sales, in each year, in excess of $2,500,000. Of the total earnout amount of $1,228,000 paid or accrued as of March 31, 2009, $760,000 has been paid for fiscal year 2008 and $468,000 has been accrued for the nine month period ended March 31, 2009. These amounts have been added to goodwill.

The purchase price allocation, including the earnout amount paid or accrued as of March 31, 2009, is as follows:

Net current assets, including cash of $147,000	$925,000
Property and equipment	91,000
Goodwill	3,119,000
Other intangible assets	1,712,000

$5,847,000

See Notes 6 and 7 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS goodwill and other intangible assets, respectively.

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

The following amounts relating to Custom’s operations have been reported as discontinued operations in the Consolidated Statements of Income (Unaudited):

For the three month period ended March 31, 2008:

Net sales	$966,000

Income from discontinued operations before income taxes	$297,000
Income taxes	112,000

Income from discontinued operations	$185,000

For the nine month period ended March 31, 2008:

Net sales	$2,660,000

Income from discontinued operations before income taxes	$712,000
Income taxes	270,000

Income from discontinued operations	$442,000

See Note 2 to the Consolidated Financial Statements (Unaudited) for information regarding earnings per share, including earnings per share data relating to income from discontinued operations, net of taxes.

The Consolidated Statement of Cash Flows (Unaudited) for the nine month period ended March 31, 2008 reflects discontinued operations.

Note 5 – Short-Term Investments

Short-term investments at March 31, 2009 are comprised of highly liquid investments with a maturity of over three months and less than one year and it is the Company’s intention to hold them until maturity.

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of A-G in fiscal year 1999 and RTS in fiscal year 2008, which are two SFAS No. 142 reporting units. Bolt, the parent of A-G and RTS, is a third reporting unit and has no goodwill.

The composition of the net goodwill balance at March 31, 2009 and June 30, 2008 is as follows:

	March 31, 2009	June 30, 2008
A-G	$7,679,000	$7,679,000
RTS	3,119,000	2,651,000

	$10,798,000	$10,330,000

Goodwill represents approximately 16% of the Company’s total assets at March 31, 2009 and the evaluation of goodwill impairment is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets at March 31, 2009 in the gross amount of $1,712,000 ($1,292,000 net of amortization) represent the intangible assets acquired in the purchase of RTS. The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years. Amortization cost recorded in the nine month period ended March 31, 2009 amounted to $180,000. Other intangible asset amortization over the next five years is estimated to be $240,000 per year ($60,000 per quarter).

See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning RTS intangible assets.

Note 8 – Income Taxes

Income tax expense consists of the following for the nine month periods ended March 31:

	2009	2008
Current:
Federal	$3,951,000	$4,937,000
State	29,000	(110,000)
Deferred:
Federal	(23,000)	(49,000)
State	—	—

Income tax expense	$3,957,000	$4,778,000

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Adoption of FIN 48 requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the providing of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at March 31, 2009. There were no unallocated tax reserves at March 31, 2009. The Company’s policy is to record any interest and penalties as a component of income tax expense. The Company’s federal income tax returns for fiscal years prior to 2006 are no longer subject to examination by the Internal Revenue Service.

Note 9 – Inventories

Inventories consist of the following:

	March 31, 2009	June 30, 2008
Raw materials and sub-assemblies	$14,108,000	$13,849,000
Work-in-process	1,479,000	1,436,000

	15,587,000	15,285,000
Less – Reserve for inventory valuation	(526,000)	(406,000)

	$15,061,000	$14,879,000

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management based on experience and the exercise of professional judgment. Actual results may differ from this estimate, and the difference could be material.

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at March 31, 2009 and June 30, 2008 was $526,000 and $406,000, respectively. At March 31, 2009 and June 30, 2008, approximately $1,465,000 and $1,247,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At March 31, 2009, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $820,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the nine month period ended March 31, 2009, the inventory valuation reserve was increased by $120,000, and the Company did not scrap or dispose of any items.

Note 10 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2009	June 30, 2008
Land	$253,000	$253,000
Buildings	1,080,000	1,114,000
Leasehold improvements	701,000	495,000
Machinery and equipment	8,996,000	8,843,000

	11,030,000	10,705,000
Less - accumulated depreciation	(6,767,000)	(6,374,000)

	$4,263,000	$4,331,000

Note 11 – Stock Options and Restricted Stock

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

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the Plan was $1,231,000 as of the option grant dates. This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year option term. During the three month and nine month periods ended March 31, 2009, $62,000 and $179,000 of stock option compensation expense was recognized, respectively. Unrecognized compensation expense for stock options at March 31, 2009 amounted to $838,000 and is expected to be recognized over the next five years.

A summary of changes in stock options during the nine month period ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Contractual Life
Options outstanding at June 30, 2008	108,000	$19.74	—	4.1 years
Granted	15,000	7.05	$4.12	5.0 years
Exercised	—	—	—	—
Cancelled	—	—	—	—

Options outstanding at March 31, 2009	123,000	$18.19	—	3.5 years

The aggregate intrinsic value (market price at March 31, 2009 less the weighted average exercise price) of outstanding stock options at March 31, 2009 was zero because the market price was lower than the weighted average exercise price. The expiration dates for the outstanding options at March 31, 2009 are: 37,500 shares in November 2011, 24,000 shares in April 2012, 7,500 shares in November 2012, 15,750 shares in January 2013, 23,250 shares in June 2013 and 15,000 shares in November 2013. Options outstanding at March 31, 2009, of which 30,563 shares were exercisable, consisted of 62,145 non-qualified and 60,855 qualified stock options.

The fair value of shares vested during the three month and nine month periods ended March 31, 2009 was zero because the market price was lower than the exercise price. The intrinsic value of options exercised during the three month and nine month periods ended March 31, 2009 was zero because no shares were exercised during these periods. The weighted average exercise price of exercisable shares as of March 31, 2009 was $16.86; the aggregate intrinsic value of exercisable shares at March 31, 2009 was zero because the market price was lower than the weighted average exercise price; and the weighted average remaining contractual life of exercisable shares at March 31, 2009 was 3.0 years.

In January 2008, August 2008, November 2008 and January 2009, 36,750, 18,000, 5,000 and 4,000 shares of restricted stock were granted, respectively. These shares vest over a five year period and the cost to recipients is zero. As of March 31, 2009, these were the only restricted shares granted under the Plan. The aggregate compensation cost for restricted stock was $1,091,000 as of the grant dates. This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period. During the three month and nine month periods ended March 31, 2009, $54,000 and $146,000 of restricted stock compensation expense was recognized, respectively. Unrecognized compensation expense for restricted stock at March 31, 2009 amounted to $887,000.

Note 12 – Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the nine month period ended March 31, 2009 was as follows:

	Common Stock		Retained Earnings	Total
	Shares	Amount
Balance June 30, 2008	8,618,093	$28,597,000	$26,920,000	$55,517,000
Restricted stock grants	27,000	—	—	—
Stock based compensation expense	—	325,000	—	325,000
Tax benefits on stock options	—	41,000	—	41,000
Net Income	—	—	8,310,000	8,310,000

Balance March 31, 2009	8,645,093	$28,963,000	$35,230,000	$64,193,000

At June 30, 2008 and March 31, 2009, 20,000,000 shares of common stock were authorized to be issued.

Note 13 – Credit Line

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit facility with a bank to support general corporate purposes. The Company has not borrowed any funds under this facility. At the request of the Company, the facility was cancelled in March 2009.

Note 14 – Contingencies

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

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, (v) the risk of fluctuations in future operating results, (vi) risks associated with global economic conditions and (vii) other risks detailed in the Company’s filings with the Securities and Exchange Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “may,” “could,” “should” and similar expressions are intended to identify forward-looking statements.

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

Sales of our products for the nine months ended March 31, 2009 amounted to $37,813,000 compared to $46,714,000 in the comparable period for last year, a decrease of 19%. This decrease is primarily attributable to a decrease in the number of additional seismic vessels placed in service and a decrease in the level of marine seismic exploration activity during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008, which the Company believes reflects the recent decrease in the price of oil and the current economic slowdown.

Although the continuing economic slowdown and lower commodity prices have reduced expenditures for marine seismic exploration, we believe, based on our net income for the nine months ended March 31, 2009, and the current level of customer inquiries and orders, that fiscal 2009 will be a good year overall for the Company. However, we also believe that the reductions in worldwide exploration spending could have a negative effect on our business in the fourth quarter of fiscal 2009 and into fiscal 2010.

Effective May 31, 2008, the Company sold substantially all of the assets of its wholly-owned subsidiary, Custom Products Corporation (“Custom”). Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly comprised the Company’s “industrial products” segment. Custom was the only unit in the industrial products segment; therefore, due to the sale of Custom, the Company now operates only in the oilfield services equipment business (formerly referred to as the “geophysical equipment” segment). In the Consolidated Financial Statements (Unaudited), amounts relating to Custom have been reported as discontinued operations for the three month and nine month periods ended March 31, 2008. See Note 4 to Consolidated Financial Statements (Unaudited) for further information concerning discontinued operations.

At March 31, 2009, the Company’s balance sheet continued to strengthen from June 30, 2008. Cash and short-term investments increased from $19.1 million at June 30, 2008 to $26.0 million at March 31, 2009. Working capital increased from $39.2 million at June 30, 2008 to $47.7 million at March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, the Company believes that current cash and cash equivalent balances, short-term investments and projected cash flow from operations in fiscal 2009 will be adequate to meet foreseeable operating needs.

Nine Months Ended March 31, 2009

At March 31, 2009, the Company had $25,952,000 in cash, cash equivalents and short-term investments. This amount is $6,815,000 or 36% greater than at June 30, 2008.

For the nine month period ended March 31, 2009, cash flow from continuing operating activities after changes in working capital items was $7,859,000, primarily due to net income adjusted for non cash items, principally depreciation and stock based compensation expense, and lower accounts receivable partially offset by lower current liabilities.

For the nine month period ended March 31, 2009, cash flow from investing activities was ($3,135,000), of which the Company used $2,050,000 to purchase short-term investments, $760,000 for payment under the RTS earnout agreement and $325,000 for capital expenditures.

The Company anticipates that capital expenditures for the fourth quarter of fiscal 2009 will be approximately $100,000, which will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At March 31, 2009 and June 30, 2008, the five customers with the highest accounts receivable balances represented, in the aggregate, 62% of the consolidated accounts receivable balances on those dates.

Nine Months Ended March 31, 2008

At March 31, 2008, the Company had $11,039,000 in cash and cash equivalents. This amount was $1,051,000 or 11% higher than the amount of cash and cash equivalents at June 30, 2007.

For the nine month period ended March 31, 2008, cash flow from continuing operating activities after changes in working capital items was $5,964,000, primarily due to net income adjusted for non cash items, partially offset by higher accounts receivable, higher inventories and lower current liabilities. For the nine month period ended March 31, 2008, cash flow from discontinued operating activities after changes in working capital items was $460,000.

For the nine month period ended March 31, 2008, the Company used $4,472,000, net of $147,000 of cash received, for the acquisition of RTS and $877,000 for capital expenditures relating to continuing operations for new and replacement equipment. For the nine month period ended March 31, 2008, the Company used $65,000 for capital expenditures relating to discontinued operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

During the nine month period ended March 31, 2009, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2008, except as noted in the next paragraph. The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at March 31, 2009 and June 30, 2008. In May 2007, the Company entered into a $4,000,000 unsecured revolving credit facility with a bank to provide funds for general corporate purposes should the need arise. The Company has not borrowed any funds under this facility. At the request of the Company, the facility was cancelled in March 2009.

Effective December 1, 2008, the Company entered into a five-year, triple net, operating lease for approximately 7,000 square feet of office/manufacturing/warehouse space in Fredericksburg, Texas to accommodate its RTS operations. The facility is leased from the President and former owners of RTS. The rent throughout the lease term is $7,000 per month ($84,000 per annum). The lease includes a five-year renewal option.

Results of Operations

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Consolidated sales for the nine month period ended March 31, 2009 totaled $37,813,000, a decrease of $8,901,000 or 19% from the nine month period ended March 31, 2008. Sales of seismic energy source systems, air gun replacement parts and seismic energy source controllers decreased by $10,814,000 or 33%, and sales of underwater cables and connectors increased by $1,913,000 or 14%. The sales decrease for seismic energy source systems, air gun replacement parts and seismic energy source controllers primarily reflects a decrease in the number of additional seismic vessels placed in service and a slowdown in the level of marine seismic exploration activity during the nine month period ended March 31, 2009 compared to the nine month period ended March 31, 2008.

Consolidated gross profit as a percentage of consolidated sales was 49% for the nine month period ended March 31, 2009 versus 45% for the nine month period ended March 31, 2008. The improvement in the gross profit percentage was caused primarily by lower material costs and increased sales prices.

Research and development costs for the nine month period ended March 31, 2009 increased by $10,000 or 5% from the nine month period ended March 31, 2008. These expenditures were associated with improvements to the Company’s Annular Port Air Guns (“APG guns”) and Seismic Source Monitoring System (“SSMS”).

Selling, general and administrative expenses increased by $365,000 or 6% in the nine month period ended March 31, 2009 from the nine month period ended March 31, 2008 primarily due to higher compensation expense ($343,000), travel and entertainment expense ($43,000) and shareholder relations expense ($43,000), partially offset by lower bad debt expense ($105,000).

Interest income increased by $153,000 or 109% in the nine month period ended March 31, 2009 from the nine month period ended March 31, 2008 primarily due to increases in the Company’s liquidity which is invested primarily in short-term bank deposits.

The provision for income taxes for the nine month period ended March 31, 2009 was $3,957,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes. The provision for income taxes for the nine month period ended March 31, 2008 was $4,778,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and a state income tax refund associated with several prior years.

The above mentioned factors resulted in income from continuing operations for the nine month period ended March 31, 2009 of $8,310,000 compared to income from continuing operations of $10,017,000 for the nine month period ended March 31, 2008.

Effective May 31, 2008, substantially all of the assets of Custom, a wholly owned subsidiary of Bolt, were sold. In the Consolidated Financial Statements (Unaudited), reported amounts relating to Custom have been reported as discontinued operations. See Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning discontinued operations.

The above mentioned factors resulted in net income for the nine month period ended March 31, 2009 of $8,310,000 compared to net income of $10,459,000 for the nine month period ended March 31, 2008.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Consolidated sales for the three month period ended March 31, 2009 totaled $12,960,000, a decrease of $2,753,000 or 18% from the three month period ended March 31, 2008. Sales of seismic energy source systems, air gun replacement parts and seismic energy source controllers decreased by $3,010,000 or 29%, and sales of underwater cables and connectors increased by $257,000 or 5%. The sales decrease for seismic energy source systems, air gun replacement parts and seismic energy source controllers primarily reflects a decrease in the number of additional seismic vessels placed in service and a slowdown in the level of marine seismic exploration activity during the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008.

Consolidated gross profit as a percentage of consolidated sales was 49% for the three month period ended March 31, 2009 versus 44% for the three month period ended March 31, 2008. The improvement in the gross profit percentage was caused primarily by lower material costs and increased sales prices.

Research and development costs for the three month period ended March 31, 2009 increased by $6,000 or 10% from the three month period ended March 31, 2008. These expenditures were associated with improvements to the Company’s APG guns and SSMS.

Selling, general and administrative expenses decreased by $146,000 in the three month period ended March 31, 2009 from the three month period ended March 31, 2008 primarily due to lower bad debt expense ($100,000).

Interest income increased by $63,000 or 197% in the three month period ended March 31, 2009 from the three month period ended March 31, 2008 primarily due to increases in the Company’s liquidity which is invested primarily in short-term bank deposits.

The provision for income taxes for the three month period ended March 31, 2009 was $1,337,000, an effective tax rate of 31%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and lower than estimated currently payable income taxes for fiscal 2008 ($135,000), partially offset by state income taxes. The provision for income taxes for the three month period ended March 31, 2008 was $1,593,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 35%, primarily due to tax benefits associated with the domestic manufacturer’s deduction.

The above mentioned factors resulted in income from continuing operations for the three month period ended March 31, 2009 of $3,004,000 compared to income from continuing operations of $3,219,000 for the three month period ended March 31, 2008.

Effective May 31, 2008, substantially all of the assets of Custom, a wholly owned subsidiary of Bolt, were sold. In the Consolidated Financial Statements (Unaudited), reported amounts relating to Custom have been reported as discontinued operations. See Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning discontinued operations.

The above mentioned factors resulted in net income of $3,004,000 for the three month period ended March 31, 2009 compared to net income of $3,404,000 for the three month period ended March 31, 2008.

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

Inventory Reserves

A significant source of the Company’s revenue arises from the sale of replacement parts required by customers who have previously purchased products. As a result, the Company maintains a large quantity of parts on hand that may not be sold or used in final assemblies for an extended period of time. In order to recognize that certain inventory may become obsolete or that the Company may have supplies in excess of reasonably supportable sales forecasts, an inventory valuation reserve has been established. The inventory valuation reserve is a significant estimate made by management based on experience and the exercise of professional judgment. Actual results may differ from this estimate, and the difference could be material.

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at March 31, 2009 and June 30, 2008 was $526,000 and $406,000, respectively. At March 31, 2009 and June 30, 2008, approximately $1,465,000 and $1,247,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At March 31, 2009, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $820,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the nine month period ended March 31, 2009, the inventory valuation reserve was increased by $120,000, and the Company did not scrap or dispose of any items.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2009 and June 30, 2008 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Management tested goodwill for impairment as of June 30, 2008 and 2007, and the tests indicated no impairment. The Company reviewed goodwill at March 31, 2009, and such review did not indicate impairment.

Goodwill represents approximately 16% of the Company’s total assets at March 31, 2009 and the evaluation of goodwill impairment is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. See Notes 2, 3 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141. SFAS 141(R) continues to require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill. SFAS 141(R) requires, among other things, the buyer to: (1) fair value assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. SFAS 141(R) also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest. Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, SFAS 141(R) requires that the reduction or elimination of the valuation allowance be accounted for as a reduction of income tax expense. SFAS 141 (R) is effective for fiscal years beginning on or after December 15, 2008. The Company will apply SFAS 141(R) to any acquisitions that are made on or after July 1, 2009.

Item  3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

The risk factor discussed below is in addition to the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The current global economic recession could materially and adversely impact our liquidity, results of operations and financial condition.

The global economic recession has caused a decrease in the demand for oil and gas. This, in turn, has caused a significant decrease in the price of these commodities, resulting in a slowdown in marine seismic exploration activity and a decrease in the demand for many of the Company’s products. If economic conditions continue to deteriorate or do not improve, it could result in further reductions in marine seismic exploration activity, resulting in further declines in demand for the Company’s products. Depressed economic conditions could negatively impact the ability of the Company’s customers to pay for products provided by the Company either on a timely basis or at all. The Company may incur goodwill impairment losses if depressed economic conditions and reduced marine seismic exploration activity result in lower demand for products manufactured and sold by our subsidiaries. Consequently, the fair value of those subsidiaries may decrease below their carrying value, resulting in the recording of a goodwill impairment provision. Any of the foregoing could have a material adverse effect on the Company’s liquidity and/or results of operations and financial condition. Further, it is difficult to predict how long the current economic downturn will continue, to what extent it will worsen and to what extent it will continue to affect the Company. In addition, if depressed economic conditions and tight credit market conditions continue or worsen, the market value of the Company’s common stock could remain at a low level or even decrease further, unrelated to the Company’s operating performance or prospects.

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

10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).

10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†

10.7	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004, SEC File No. 001-12075).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.9	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.10	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007); Amendment to Employment Agreement between Real Time Systems Inc. and W. Allen Nance effective as of December 1, 2008 (incorporated by reference to Exhibit 99.2 to Form 10-Q for the quarter ended December 31, 2008, SEC File No. 001-12075).†

10.11	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.12	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2008, SEC File No. 001-12075).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007, SEC File No. 001-12075).

*	Filed herewith

†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: May 6, 2009	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2009	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).

3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).

10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).

10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†

10.7	Employment Agreement between Custom Products Corporation and Gerald H. Shaff effective as of January 1, 2003 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement dated as of February 9, 2005 amending the Employment Agreement between Custom Products Corporation and Gerald H. Shaff, effective as of January 1, 2003 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004, SEC File No. 001-12075).†

10.8	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.9	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.10	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007); Amendment to Employment Agreement between Real Time Systems Inc. and W. Allen Nance effective as of December 1, 2008 (incorporated by reference to Exhibit 99.2 to Form 10-Q for the quarter ended December 31, 2008, SEC File No. 001-12075).†

10.11	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

10.12	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2008, SEC File No. 001-12075).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007, SEC File No. 001-12075).

*	Filed herewith

†	Management contract or compensatory plan