Form 10-K
period 2009-06-30
BOLT TECHNOLOGY CORP
filed 2009-09-03
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 001-12075

BOLT TECHNOLOGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Connecticut	06-0773922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Four Duke Place, Norwalk, Connecticut	06854
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 853-0700

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Each Exchange on Which Registered)
Common Stock, without par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates (based on the closing sale price on the NASDAQ Global Select Market) on December 31, 2008 (the last day of the registrant’s most recently completed second fiscal quarter): $58,600,000

As of August 28, 2009 there were 8,682,093 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed no later than 120 days after June 30, 2009, are incorporated herein by reference into Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, (v) the risk of fluctuations in future operating results, (vi) risks associated with global economic conditions and (vii) other risks detailed in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “may,” “could,” “should,” and similar expressions are intended to identify forward-looking statements.

PART I

Preliminary Note: In this Annual Report on Form 10-K, we refer to Bolt Technology Corporation and its subsidiaries as “we,” “our,” “us,” “the registrant” or “the Company,” unless the context clearly indicates otherwise.

Item 1. Business

The Company, organized as a corporation in 1962, consists of three operating units that manufacture and sell marine seismic data acquisition equipment: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Real Time Systems Inc. (“RTS”). As of June 30, 2009, each of these operating units is reported as a separate reportable segment for all periods presented in the Consolidated Financial Statements. Bolt develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts and is referred to as the “seismic energy sources” segment. A-G develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems and is referred to as the “underwater cables and connectors” segment. RTS develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment and is referred to as the “seismic energy source controllers” segment. These three reportable segments were previously referred to as the “oilfield services equipment” or “geophysical equipment” segment. See “Segment Financial Information” below and Note 14 to Consolidated Financial Statements for additional information concerning our segments and customers.

The Company provides critical products to the marine seismic exploration industry. Marine seismic exploration typically involves sophisticated ocean-going vessels deployed by large, multi-national firms to acquire data about the geological formations under the ocean bed. The industry standard to acquire such data is to use an energy source to create acoustic waves that penetrate the ocean bed, capture the waves as they reflect back to the ocean surface, transmit data to the seismic vessel and then, using complex computer models, create a visualization of the structures under the ocean bed. The visualization is interpreted by geoscientists to identify subsurface formations conducive to the retention of hydrocarbons.

The Company’s products provide critical components for the acquisition of marine seismic data: the seismic energy source (air guns), the connection between the energy source and the vessel (underwater cables and connectors, including hydrophones, depth and pressure transducers and seismic source monitoring systems (“SSMS”)), and the controller that controls and synchronizes the performance of the energy source (air gun controllers/synchronizers, including data loggers and auxiliary equipment).

Sales of the Company’s products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. In fiscal year 2009, the decrease in the price of oil and the global economic slowdown contributed to a decrease in demand for marine seismic surveys. For fiscal years ended June 30, 2009, 2008 and 2007, sales attributable to the seismic energy sources reportable segment were $23,445,000, $36,960,000 and $32,263,000, respectively, and sales attributable to the underwater cables and connectors reportable segment were $20,629,000, $19,210,000 and $14,666,000, respectively. Sales attributable to the seismic energy source controllers reportable segment, which relates to the RTS subsidiary acquired in fiscal 2008, were $4,802,000 and $5,465,000 for fiscal years ended June 30, 2009 and 2008, respectively.

In May 2008, the Company sold substantially all of the assets of Custom Products Corporation (“Custom”), a wholly-owned subsidiary of Bolt, for $5,250,000, subject to adjustments for certain liabilities. Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly constituted the Company’s industrial products segment. As a result of this sale, amounts related to Custom have been reported as discontinued operations in fiscal year 2008. All prior fiscal year information relating to Custom has been restated as discontinued operations, and all information reported or discussed in this Form 10-K reflects the treatment of Custom as discontinued operations.

Segment Financial Information

As of June 30, 2009, we changed our segment reporting for all periods presented in the Consolidated Financial Statements from a single segment (formerly referred to as the oilfield services equipment or the geophysical equipment segment) to three reportable segments aligned with each of our product lines. This change has no impact on our consolidated results of operations. The seismic energy sources reportable segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts (Bolt); the underwater cables and connectors reportable segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems (A-G); and the seismic energy source controllers reportable segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment (RTS).

All of the Company’s products are affected by the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. See Item 1A — Risk Factors.

For additional information on our reportable segments, see Note 14 to Consolidated Financial Statements.

Seismic Energy Sources

Seismic energy sources used in seismic exploration, such as our air guns, create acoustic waves at frequencies that readily travel to great depths in the ocean bed. As acoustic waves travel through the ocean bed, portions are reflected by variations in the underlying rock layers and the reflected energy is received as signals by devices known as hydrophones. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data is an important factor in decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process.

The Company primarily sells two types of air guns which create acoustic waves that penetrate the ocean bed: “long-life” marine air guns and Annular Port Air Guns (“APG gun”). The long-life marine air gun is designed to maximize the period between routine air gun maintenance and to provide characteristics that are advantageous to geoscientists in designing surveys. The APG gun is designed to maximize operating efficiency and acoustic output through a configuration that permits the implementation of simplified multi-gun arrays. These arrays produce less towing drag and provide ease of deployment and shielding of fragile hoses and cables from the high pressure air blasts released by the air gun. The selling prices are approximately $12,000 and $31,000 for the long-life marine air gun and APG gun, respectively. In addition to these types of air guns, the Company manufactures and sells guns for specific applications such as for use in existing wells.

A seismic exploration vessel may tow as many as 96 air guns to generate the desired level of acoustic waves for a particular seismic survey. The marine air guns are fired simultaneously as frequently as every six seconds along a pre-determined survey line. The precise shot to shot repeatability of our marine air guns as well as their reliability of operation increases the efficiency of our customers by minimizing costly down time.

The repetitive use of the air guns generates after-market revenue from the sale of air gun replacement parts. Sales of replacement parts are a significant source of the Company’s revenue.

Underwater Cables and Connectors

The Company’s marine cables and connectors provide the link from the air gun to the seismic vessel. They are injection molded of thermoplastic polyurethane designed for use with marine air gun firing lines, bulkhead connectors and other underwater connectors required in seismic vessel operations. The Company also develops, manufactures and sells hydrophones, depth and pressure transducers and SSMS for use with marine air guns in a high shock environment. The purpose of the hydrophone and pressure transducer is for “near field” measurements of the outgoing energy waveforms from marine air guns and pressure monitoring. The Company’s hydrophones and depth and pressure transducers relay critical data from the field near the air gun to the seismic vessel. SSMS is utilized to measure air gun depth, air pressure, and “near field” energy output for each gun array and to provide high pressure air flow control.

The Company’s cables and connectors, hydrophones and transducers are used with air guns manufactured by the Company as well as air guns manufactured and sold by others.

Seismic Energy Source Controllers

In July 2007, the Company acquired substantially all of the net assets of RTS. RTS develops, manufactures and sells controllers and synchronizers for seismic energy sources (air guns), including data loggers and auxiliary equipment. RTS products are designed to control and synchronize up to 96 air guns in a single seismic exploration vessel as well as to provide other critical data. The results of operations of RTS have been included in our financial statements from July 1, 2007. See Note 2 to Consolidated Financial Statements for further information concerning the RTS acquisition.

The Company’s seismic energy source controllers and synchronizers are used with air guns manufactured by the Company as well as air guns manufactured and sold by others.

Long-lived Assets

Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets and other non-current assets. All of the Company’s long-lived assets are located in the United States. As of June 30, 2009 and 2008, the Company’s long-lived assets totaled $16,533,000 and $16,342,000, respectively. For additional information on identifiable assets of our reportable segments, see Note 14 to Consolidated Financial Statements.

Foreign Sales

During fiscal years 2009, 2008 and 2007, approximately 85%, 80% and 78%, respectively, of the Company’s sales were from shipments to customers outside the United States or to foreign locations of United States customers. See Note 14 to Consolidated Financial Statements for information regarding the geographic distribution of sales.

Backlog

The dollar amount of current backlog in all three reportable segments is not considered to be a reliable indicator of future sales because of the relatively short period (generally less than 60 days) between order and shipment dates for our products.

Competition

The products manufactured by the Company’s seismic energy sources segment compete primarily with seismic energy sources manufactured by ION Geophysical Corporation and Sercel Inc., a subsidiary of Compagnie Generale de Geophysique-Veritas. The Company’s principal competitor in the underwater cables and connectors segment is ION Geophysical Corporation. The Company’s principal competitor in the seismic energy source controllers segment is Seamap, a division of Mitcham Industries, Inc.

We believe that technology, product reliability and durability are the primary bases of competition in the market for the products in each of our reportable segments and that the remaining competitive factors in the industry are field product support and price. The Company also believes that it can compete effectively with respect to each of these factors, although there can be no assurance that the sales of our products will not be adversely affected if current competitors or others introduce equipment with better performance or product support or lower price.

Marketing

Marketing of our products in all three reportable segments is principally performed by salaried sales personnel, all of whom are based in the United States. We also use sales agents for individual sales in certain foreign countries. In general, we market our products and services through our sales force, together with our technical services and engineering staffs, primarily to representatives of major geophysical contractors. The principal marketing techniques used are direct sales visits to current and potential customers, product demonstrations and participation at industry trade shows and meetings.

In general, products are sold on standard 30-day credit terms. In certain instances, we require our customers to furnish letters of credit payable upon shipment or provide advance payments. In limited cases, the Company allows customers extended payment terms of up to 12 months. We consider these practices to be consistent with industry practice.

Research and Development

During fiscal years 2009, 2008 and 2007, we spent $289,000, $272,000 and $270,000, respectively, to develop new products and to improve existing products.

Employees

As of June 30, 2009, we employed 139 people on a full-time basis, all of whom are employed in the United States. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that relations with employees are good.

Manufacturing and Raw Materials

The Company manufactures and assembles its seismic energy sources products in Norwalk, Connecticut, its underwater cables and connectors products in Cypress, Texas and its seismic energy source controller products in Fredericksburg, Texas. Our manufacturing and assembly operations consist of machining, molding (in the case of underwater cables and connectors), wiring or mounting the necessary components and assembling and testing the final product. We generally maintain adequate levels of inventory to enable us to satisfy customer requirements within a short period of time. The raw materials used in our products, sourced from multiple suppliers, are generally in adequate supply. The costs of certain raw materials, especially the high quality steel required for the Company’s seismic energy sources segment, are subject to market pricing changes. The Company monitors its costs and may adjust prices to its customers, as necessary. The Company does not generally maintain inventory of fully assembled finished products in any of its three segments because manufacturing is based on customer orders. The Company considers its practices to be consistent with industry standards.

For some seismic energy source orders, we occasionally supply auxiliary equipment such as compressors, winches or other equipment manufactured by others. We have not experienced any supply problems with respect to these auxiliary items.

Regulatory Matters

We believe that we are currently in compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not resulted in significant expense in the past, and we do not foresee the need for substantial expenditures to ensure compliance with such laws and regulations as they currently exist.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks and other measures. We currently own 11 patents relating to the manufacture of our products. Most of these patents are United States patents. Patents have been of value in the growth of our business and may continue to be of value in the future. However, we believe that our business is not primarily dependent upon patent protection, and therefore the expiration of our patents would not have a material adverse effect on our business.

Major Customers

The Company’s principal customers in all three reportable segments are worldwide marine seismic exploration contractors, who operate seismic vessels for collection of seismic data in accordance with their customers’ specifications or for their own seismic data libraries, and foreign national oil and gas companies.

Historically, a significant portion of our sales has been attributable to a small number of customers. The table set forth below indicates the customers accounting for 10% or more of consolidated sales in either fiscal 2009 or fiscal 2008.

	Fiscal 2009	Fiscal 2008
Schlumberger Limited	16%	15%
Compagnie Generale de Geophysique-Veritas	15%	17%
Petroleum Geo-Services	9%	10%

Purchases of the Company’s products by these customers are typically based on a purchase order or contract relating to a specific order. The loss of any of the above customers or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Available Information

The Company maintains an internet website at the following address: www.Bolt-Technology.com. We make available, free of charge through our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). These reports and amendments to such reports and our other SEC filings are also available on the website maintained by the SEC at www.sec.gov. Alternatively, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

An investment in our Common Stock involves various risks. Set forth below are the risks that we believe are material to our investors. When considering an investment in our Common Stock, you should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this Report. The risks described below could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Report. The risk factors described below are not the only ones we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic or political conditions.

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

Depressed economic conditions could negatively impact the ability of the Company’s customers to pay for products provided by the Company either on a timely basis or at all. The Company may incur goodwill impairment losses if depressed economic conditions and reduced marine seismic exploration activity result in lower demand for products manufactured and sold by our subsidiaries. Consequently, the fair value of those subsidiaries may decrease below their carrying value, resulting in the recording of a goodwill impairment provision. Any of the foregoing could have a material adverse effect on the Company’s liquidity and/or results of operations and financial condition. Further, it is difficult to predict how long the current economic downturn will continue, to what extent it will worsen and to what extent it will continue to affect the Company. In addition, if depressed economic conditions and tight credit market conditions continue to worsen, the market value of the Company’s Common Stock could remain at its current level or even decrease further unrelated to the Company’s operating performance or prospects.

Volatility of oil and natural gas prices, which is affected by factors outside of our control, affects demand for our products.

Sales of our products correlate highly with oil and natural gas price trends, which are typically cyclical. If oil and natural gas prices are high, marine seismic activity increases. This increases demand for our products. If oil and natural gas prices are low, the level of marine seismic activity decreases. This decreases demand for our products. In extreme cases, when oil and natural gas prices are significantly lower, older seismic vessels may be decommissioned and our equipment on those ships may be removed and put into storage for future use. Under such a scenario, our revenues could further decrease while our customers deplete stored inventories prior to placing new orders. Accordingly, a decrease in oil and natural gas prices could decrease our customers’ activity and decrease demand for our products. Any decrease in demand for our products could have a material adverse effect on our results of operations and financial condition.

Oil and gas prices and trends are typically cyclical and affected by many factors. These include:

•	the level of worldwide oil and gas production and exploration activity
•	worldwide economic conditions and their effect on worldwide demand for energy
•	the policies of the Organization of Petroleum Exporting Countries
•	the cost of producing oil and gas
•	the cost of capital and interest rates
•	technological advances affecting hydrocarbon consumption
•	environmental regulation
•	the level of oil and gas inventories
•	tax policies
•	weather-related factors that may disrupt oil and gas exploration
•	the policies of national governments
•	war, civil disturbances and political instability

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

We have a concentration of business with a small number of major customers who are independent contractors performing marine seismic surveys on behalf of major oil companies. Sales to these major customers are significant in relation to our consolidated revenues. In addition, a large percentage of our consolidated accounts receivable balance at the end of any accounting period is from these customers. Purchases of the Company’s products by these customers are typically based on a purchase order or contract relating to a specific order. The loss of any major customer or a significant decrease in the amount of its purchases could have a material and adverse impact on our results of operations and financial condition. This risk would increase if consolidation of oil service companies continues. Additional information relating to concentration of business with a small number of major customers is provided in Note 14 to Consolidated Financial Statements and in “Business — Major Customers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We derive a significant amount of our revenues from foreign sales, which pose additional risks, including economic, political and other uncertainties.

Our foreign sales are significant in relation to consolidated sales. In fiscal 2009, sales outside of the United States accounted for approximately 85% of our consolidated net sales. We believe that export sales will remain a significant percentage of our revenue. Our sales contracts are denominated in U.S. dollars. Fluctuations in foreign exchange rates could make it more difficult for our overseas customers to meet their U.S. dollar obligations. In addition, sales of our products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete seismic energy source systems within those geographic areas and receiving payment from these customers. These factors could materially adversely affect our results of operations and financial condition. Refer to Note 14 to Consolidated Financial Statements for additional information relating to foreign sales.

We experience fluctuations in operating results.

Complete air gun systems sales, which typically are large dollar amounts, do not occur in every accounting period. In certain periods, several complete air gun system sales may be recorded, and none in other periods. This “uneven” sales pattern is due largely to our customers’ schedules for the anticipated completion date for building a new seismic vessel or the target date for outfitting a conventional vessel to do seismic work. In addition, customer demand for air gun replacement parts, underwater cables and connectors and seismic energy source controllers is ongoing, but the demand level for these products varies based on oil and gas prices and trends. Accordingly, our results of operations can vary significantly from one fiscal quarter to another and from one fiscal year to another. This may cause volatility in the price of the Company’s Common Stock.

An impairment of goodwill could reduce our earnings and stockholders’ equity.

Our consolidated goodwill balance at June 30, 2009 accounts for 16% of consolidated assets at that date. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets of the business. Our goodwill balance relates exclusively to the acquisition of subsidiaries. Generally accepted accounting principles require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate non-cash charge to earnings with a corresponding reduction in goodwill. Refer to Notes 1, 2 and 5 to Consolidated Financial Statements for additional information relating to goodwill.

Weak sales demand or obsolescence of our inventory may require an increase to our inventory valuation reserve.

A significant source of our revenue arises from the sale of replacement parts required by customers who have previously purchased our products. As a result, we maintain a large quantity of parts on hand that may not be sold or used in final assemblies for a lengthy period of time. Management has established an inventory valuation reserve to recognize that certain inventory may become obsolete or supplies may be excessive. The inventory valuation reserve is a significant estimate made by management based on experience and the exercise of professional judgment. The actual results may differ from this estimate, and the difference could be material. The inventory valuation reserve is adjusted at the close of each accounting period based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by our inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. Weak sales demand or obsolescence may require an increase to the inventory valuation reserve. Such an increase may have a material and adverse impact on our results of operations with a corresponding decrease to inventory. Refer to Notes 1 and 7 to Consolidated Financial Statements for additional information relating to the inventory valuation reserve.

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

Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to larger companies. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees, except for employment agreements with our Chief Executive Officer and certain key personnel. There is no assurance that any of our senior management or other key personnel will continue in such capacity for any particular period of time. If we lose the services of one or more of our senior management or other key employees, our operations may be materially adversely affected. We maintain life insurance policies for certain key employees of our subsidiaries with the Company as beneficiary.

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

We have not paid cash dividends on our Common Stock since 1985 and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain cash associated with future earnings to support our operations and growth, including any possible acquisitions. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our Common Stock.

The market price of our Common Stock may be volatile.

The market price of our Common Stock has experienced significant fluctuations and may continue to fluctuate significantly in the future. Many factors cause the market price of our Common Stock to fluctuate, including, but not limited to (i) the volume of trading in our Common Stock, (ii) purchases and sales of our Common Stock by large institutional investors, (iii) the price of oil, (iv) economic prospects for the marine seismic exploration industry and (v) the Company’s actual and projected operating results. These market fluctuations may adversely affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain information with respect to the Company’s principal properties.

Location	Nature of Property	Approximate Area (Sq. Feet)	Expiration Date of Lease
Norwalk, Connecticut	Manufacturing	21,600	2013
Norwalk, Connecticut	Administration/Engineering/Sales	6,600	2013
Houston, Texas	Sales Office	150	2010
Fredericksburg, Texas	Administration/Manufacturing	7,000	2013
Cypress, Texas	Administration/Manufacturing	32,500	(1)

(1)	The Cypress, Texas facility is owned by the Company.

The Company’s products are manufactured and assembled at facilities located in Norwalk, Connecticut (seismic energy sources), Cypress, Texas (underwater cables and connectors) and Fredericksburg, Texas (seismic energy source controllers). In the opinion of the Company’s management, the properties described above are in good condition and repair and are suitable and adequate for the Company’s purposes. The properties are currently fully utilized and, operating in conjunction with second shifts, overtime and strategic outsourcing, provide sufficient productive capacity.

Item 3. Legal Proceedings

The Company is not aware of any material pending litigation or legal proceedings to which it or any of its subsidiaries are a party or to which any of its properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of Bolt Technology Corporation

Set forth below are ages and offices held by the Company’s executive officers as of September 3, 2009.

Name	Age	Present Position
Raymond M. Soto	70	Chairman, President, Chief Executive Officer and Director
Joseph Espeso	67	Senior Vice President – Finance, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Joseph Mayerick, Jr.	67	Senior Vice President – Marketing, Assistant Secretary and Director
William C. Andrews	49	Vice President – Administration and Compliance and Secretary

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

In January 2008, the Company’s Common Stock began trading on the NASDAQ Global Select Market under the symbol “BOLT.” Prior to the change, the Company’s Common Stock was listed on the American Stock Exchange under the symbol “BTJ.” The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated:

Fiscal 2009	High	Low
First Quarter	$23.70	$13.22
Second Quarter	14.84	5.25
Third Quarter	9.17	5.65
Fourth Quarter	13.55	6.90

Fiscal 2008	High	Low
First Quarter	$39.57	$20.67
Second Quarter	32.83	21.77
Third Quarter	28.93	14.67
Fourth Quarter	25.22	17.50

The number of stockholders of record at August 26, 2009 was 194. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

We have not paid a dividend since 1985. We do not intend to pay cash dividends on our Common Stock in the foreseeable future. Any decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors that the Board of Directors may deem relevant.

The Company did not make any repurchases of the Company’s equity securities during fiscal 2009.

Equity Compensation Plan Information

The information required by this Item 5 with respect to Equity Compensation Plan Information is set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report on Form 10-K and incorporated herein by reference.

Performance Graph

The following graph and table compare total stockholder return on our Common Stock for the five-year period ending June 30, 2009, with the Standard & Poor’s SmallCap Index and Value Line’s Oilfield Services Industry Index over the same period. This comparison assumes the investment of $100 on June 30, 2004. The information in the graph is being furnished pursuant to SEC rules, and the stockholder return set forth is not intended to forecast and is not necessarily indicative of possible future performance.

Comparison of Five-Year Cumulative Total Return*
Bolt Technology Corporation, Standard & Poor’s SmallCap
and Value Line’s Oilfield Services Industry Index
(Performance Results Through June 30, 2009)

*Cumulative total return assumes reinvestment of dividends.

Assumes $100 invested at the close of trading on June 30, 2004 in Bolt Technology Corporation Common Stock, Standard & Poor’s SmallCap Index and Value Line’s Oilfield Services Industry Index.

	June 30,
	2004	2005	2006	2007	2008	2009
Bolt Technology Corporation	$100.00	$142.22	$268.22	$978.67	$752.33	$374.67
Standard & Poor’s SmallCap Index	100.00	112.40	126.87	145.88	123.14	90.54
Value Line’s Oilfield Services Industry Index	100.00	145.12	219.45	279.21	376.08	200.56

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

Item 6. Selected Financial Data

The following table has been derived from the Company’s audited financial statements and sets forth selected consolidated financial data with respect to the Company and its subsidiaries. This information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes provided elsewhere in this Annual Report on Form 10-K. This information differs from amounts previously reported on the Company’s Annual Report on Form 10-K filings for the years ended June 30, 2005 through June 30, 2007 as a result of restatements attributable to the sale of Custom Products Corporation (see Note 3 to Consolidated Financial Statements) and the 3-for-2 stock split to shareholders of record on January 16, 2008 (see Note 1 to Consolidated Financial Statements).

	For the Years Ended June 30,
(In thousands, except per share amounts)	2009	2008	2007	2006	2005
Income Statement Data:
Sales	$48,876	$61,635	$46,929	$29,393	$15,551
Costs and expenses:
Cost of sales	24,756	33,164	25,347	17,226	9,148
Research and development	289	272	270	289	271
Selling, general and administrative	8,739	8,228	6,766	5,254	4,276
Interest income	(432)	(191)	(211)	(135)	(47)
	33,352	41,473	32,172	22,634	13,648
Income from continuing operations before income taxes	15,524	20,162	14,757	6,759	1,903
Provision for income taxes	5,023	6,453	4,758	2,352	640
Income from continuing operations	10,501	13,709	9,999	4,407	1,263
Discontinued operations, net of taxes	—	860	608	438	396
Net income	$10,501	$14,569	$10,607	$4,845	$1,659
Per Share Data:
Earnings per share – basic
Income from continuing operations	$1.22	$1.60	$1.19	$0.54	$0.15
Discontinued operations, net of taxes	—	0.10	0.07	0.05	0.05
Net income	$1.22	$1.70	$1.26	$0.59	$0.20
Earnings per share – diluted
Income from continuing operations	$1.22	$1.60	$1.17	$0.52	$0.15
Discontinued operations, net of taxes	—	0.10	0.07	0.05	0.05
Net income	$1.22	$1.70	$1.24	$0.57	$0.20
Average number of common shares outstanding:
Basic	8,585	8,581	8,416	8,196	8,128
Diluted	8,590	8,587	8,524	8,446	8,300
Cash dividends	—	—	—	—	—
Financial data at June 30:
Working capital	$49,935	$39,175	$26,932	$15,055	$10,450
Total assets	70,524	61,867	47,618	34,717	27,423
Long term debt	—	—	—	—	—
Stockholders’ equity	66,468	55,517	40,686	28,332	23,075

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements about the demand for our products and future results. Please refer to the “Note Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K.

Overview

The Company has three operating units: seismic energy sources, underwater cables and connectors and seismic energy source controllers. Commencing in the fiscal year ending June 30, 2009, each of these operating units is considered to be a separate reportable segment. Prior to fiscal 2009, these operating units were reported in one reportable segment, which was referred to as the oilfield services equipment or geophysical equipment segment. Refer to Note 14 to Consolidated Financial Statements for further information on reportable segments.

The Company’s products in all three segments share a common economic characteristic: sales are generally related to the level of worldwide oil and gas exploration and development activity. During the last half of calendar year 2008, the price of oil significantly decreased and worldwide energy demand decreased due to the global economic slowdown. These factors lowered the demand for marine seismic exploration surveys. As a result, the demand for the Company’s products has decreased. The Company’s sales decreased 21% in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008. Longer term, we believe that the fundamentals for the industry remain strong due to the imbalance between supply and demand, low reserve replacement rates and increasing global demand. As economic conditions improve, we anticipate increased demand for our products in all three segments.

Despite the reduction in sales in fiscal 2009 as described above, the Company’s balance sheet continued to strengthen during the fiscal year ended June 30, 2009. Cash and short-term investments increased from $19,137,000 at June 30, 2008 to $27,737,000 at June 30, 2009, and working capital increased from $39,175,000 at June 30, 2008 to $49,935,000 at June 30, 2009. In addition, during the fiscal year ended June 30, 2009, the Company remained debt free. This balance sheet profile positions the Company well to withstand a continued lower level of marine seismic exploration activity and to pursue acquisitions.

Effective May 31, 2008, the Company sold substantially all of the assets of Custom Products Corporation (“Custom”), a wholly-owned subsidiary of Bolt. Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly constituted the Company’s industrial products reportable segment. In the Consolidated Financial Statements, amounts relating to Custom have been reported as discontinued operations in fiscal year 2008 and prior fiscal year information relating to Custom has been restated as discontinued operations. See Note 3 to Consolidated Financial Statements for further information concerning discontinued operations.

Liquidity and Capital Resources

As of June 30, 2009, the Company believes that the combination of current cash and cash equivalent balances, short-term investments and anticipated cash flow from operations in fiscal 2010 will be adequate to meet foreseeable operating needs in fiscal 2010.

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit agreement with a bank to support general corporate purposes. The Company did not borrow any funds under the facility and at the request of the Company, it was cancelled in March 2009.

Year Ended June 30, 2009

At June 30, 2009, the Company had $27,737,000 in cash, cash equivalents and short-term investments compared to $19,137,000 at June 30, 2008, an increase of $8,600,000 or 45%.

In fiscal 2009, cash flow from continuing operating activities after changes in working capital items was $9,737,000, primarily due to net income, adjusted for depreciation and stock based compensation expense, and lower inventories and partially offset by higher accounts receivable and lower current liabilities.

In fiscal 2009, cash used for investing activities was $3,187,000 of which the Company used $2,041,000 to purchase short-term investments, $760,000 for payment under the RTS earnout agreement and $386,000 for capital expenditures for new and replacement machinery.

The Company anticipates that capital expenditures for fiscal 2010 will not exceed $500,000, which will be funded from operating cash flow. These anticipated capital expenditures will relate primarily to new and replacement production machinery.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At June 30, 2009 and June 30, 2008, the five customers with the highest accounts receivable balances represented, in the aggregate, 53% and 62%, respectively, of the consolidated accounts receivable balances on those dates.

Year Ended June 30, 2008

At June 30, 2008, the Company had $19,137,000 in cash and cash equivalents. This amount was $9,149,000 or 92% higher than the amount of cash and cash equivalents at June 30, 2007.

In fiscal 2008, cash flow from continuing operating activities after changes in working capital items was $9,332,000, primarily due to net income adjusted for depreciation and stock based compensation expense, partially offset by higher inventories and lower current liabilities. In fiscal 2008, cash flow from discontinued operating activities after changes in working capital items was $846,000.

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

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2009. The Company is obligated for minimum lease payments as of June 30, 2009 under several operating leases for its facilities in Norwalk, Connecticut and Cypress, Texas as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$1,589,000	$432,000	$864,000	$293,000	$—

Such amounts are exclusive of any additional costs for taxes, utilities or similar charges, under triple net leases. See Note 13 to Consolidated Financial Statements under “Lease Commitments” for further information regarding future payments and other information relating to such leases.

Results of Operations

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Consolidated sales for the year ended June 30, 2009 totaled $48,876,000, a decrease of $12,759,000 or 21% compared to the year ended June 30, 2008. This decrease was caused primarily by sales decreases in two reportable segments: seismic energy sources and seismic energy source controllers. A key driver of the consolidated sales decrease was an $11,357,000 decrease in sales of seismic energy source systems. Sales of air gun replacement parts decreased by $2,158,000 and sales of seismic energy source controllers decreased by $663,000. Sales in the underwater cables and connectors segment, however, increased by $1,419,000 for the year ended June 30, 2009 compared to the year ended June 30, 2008. Sales of underwater cables and connectors increased in each of the first three quarters of fiscal 2009 over the comparable quarter in the prior fiscal year, but decreased in the fourth quarter in line with the sales decreases in the other two reportable segments. The above sales decreases reflect the reduction in the number of additional seismic vessels placed into service and a slowdown in the level of marine seismic exploration activity in the year ended June 30, 2009 compared to the year ended June 30, 2008.

Consolidated gross profit as a percentage of consolidated sales was 49% for the year ended June 30, 2009 compared to 46% for the year ended June 30, 2008. The improvement in the gross profit percentage was caused primarily by lower material costs and increased sales prices. In addition, the gross profit margin in fiscal 2008 was affected by lower gross profit associated with certain foreign sales in the seismic energy sources segment, which included sales of auxiliary equipment purchased from outside vendors that normally have a lower margin than the Company’s proprietary products.

Research and development costs for the year ended June 30, 2009 increased by $17,000 or 6% compared to the year ended June 30, 2008. These expenditures were associated with improvements to the Company’s Annular Port Air Guns and Seismic Source Monitoring System.

Selling, general and administrative expenses increased by $511,000 or 6% for the year ended June 30, 2009 compared to the year ended June 30, 2008 primarily due to higher compensation expense ($461,000).

The Company conducted an annual impairment test of goodwill balances, and the results of these tests indicated that there was no impairment of the June 30, 2009 and 2008 goodwill balances.

Interest income increased by $241,000 or 126% for the year ended June 30, 2009 compared to the year ended June 30, 2008 primarily due to increases in the amount of cash available for short-term investment with banks.

The provision for income taxes for the year ended June 30, 2009 was $5,023,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 34% primarily due to the tax benefit associated with the domestic manufacturer’s deduction. The provision for income taxes for year ended June 30, 2008 was $6,453,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction.

The above mentioned factors resulted in income from continuing operations for the year ended June 30, 2009 of $10,501,000 compared to income from continuing operations of $13,709,000 for the year ended June 30, 2008.

Effective May 31, 2008, substantially all of the assets of Custom Products Corporation (“Custom”), a wholly owned subsidiary of Bolt, were sold for $5,250,000, subject to adjustments for certain liabilities. Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly constituted the Company’s industrial products segment. In the Consolidated Financial Statements, reported amounts relating to Custom have been reported as discontinued operations. During the year ended June 30, 2008, the Company recorded as discontinued operations the operating results of Custom for the eleven-month period ending May 31, 2008 of $575,000, net of income taxes, and a gain on the sale of the assets of Custom of $285,000, net of income taxes. In addition, prior year information relating to Custom was restated to report such information as discontinued operations. See the Consolidated Financial Statements and Note 3 to Consolidated Financial Statements for additional information concerning discontinued operations.

The above mentioned factors resulted in net income for the year ended June 30, 2009 of $10,501,000 compared to net income of $14,569,000 for the year ended June 30, 2008.

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Consolidated sales for the year ended June 30, 2008 totaled $61,635,000, an increase of $14,706,000 or 31% compared to the year ended June 30, 2007. Higher sales reflected continued strength in marine seismic exploration activity and the acquisition of RTS effective July 1, 2007. The increase in sales was comprised of an increase in sales in the seismic energy sources segment of $4,697,000, primarily due to an increase in sales of air gun replacement parts; an increase in sales in the underwater cables and connectors segment of $4,544,000; and sales in the seismic energy source controllers segment of $5,465,000.

Consolidated gross profit as a percentage of consolidated sales was 46% for the year ended June 30, 2008, unchanged from the year ended June 30, 2007. The gross profit in fiscal 2008 was positively impacted by higher gross profit associated with the acquisition of the RTS business, partially offset by lower gross profit associated with certain foreign sales in the seismic energy sources segment, which included sales of auxiliary equipment purchased from outside vendors that normally have a lower margin than the Company’s proprietary products.

Research and development costs for the year ended June 30, 2008 increased by $2,000 compared to the year ended June 30, 2007. These expenditures were associated with work being done to improve the Company’s Annular Port Air Guns and Seismic Source Monitoring System.

Selling, general and administrative (“SG&A”) expenses increased by $1,462,000 in the year ended June 30, 2008 compared to the year ended June 30, 2007 primarily due to the SG&A expenses of RTS ($661,000), additional personnel and salary increases ($341,000), bad debt expense ($201,000), stock based compensation expense ($158,000) and shareholder relations expenses ($80,000), partially offset by lower professional fees ($285,000) due primarily to lower Sarbanes-Oxley compliance costs.

The Company conducted an annual impairment test of goodwill balances as of July 1, 2008 and 2007. The results of these tests indicated that there was no impairment of the June 30, 2008 and 2007 goodwill balances.

The provision for income taxes for the year ended June 30, 2008 was $6,453,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the domestic manufacturer’s deduction. The provision for income taxes for year ended June 30, 2007 was $4,758,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35%, primarily due to the tax benefits associated with export sales and the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in income from continuing operations for the year ended June 30, 2008 of $13,709,000 compared to income from continuing operations of $9,999,000 for the year ended June 30, 2007.

Effective May 31, 2008, substantially all of the assets of Custom Products Corporation (“Custom”), a wholly owned subsidiary of Bolt, were sold for $5,250,000, subject to adjustments for certain liabilities. Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly constituted the Company’s industrial products segment. In the Consolidated Financial Statements, reported amounts relating to Custom have been reported as discontinued operations. During the year ended June 30, 2008, the Company recorded as discontinued operations the operating results of Custom for the eleven-month period ending May 31, 2008 of $575,000, net of income taxes, and a gain on the sale of the assets of Custom of $285,000, net of income taxes. In addition, prior year information relating to Custom was restated to report such information as discontinued operations. During the year ended June 30, 2007, income from discontinued operations was $608,000, net of income taxes. See the Consolidated Financial Statements and Note 3 to Consolidated Financial Statements for additional information concerning discontinued operations.

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

Based on this definition, the Company’s most critical accounting policies include: revenue recognition, recording of inventory valuation reserves, deferred taxes, and the potential impairment of goodwill. These policies are discussed below. The Company also has other key accounting policies, including the establishment of bad debt reserves. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the Company’s reported results of operations for a given period.

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

Inventory Valuation Reserves

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at June 30, 2009 and 2008 was $651,000 and $406,000, respectively. At June 30, 2009 and 2008, approximately $1,777,000 and $1,247,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At June 30, 2009, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $1,117,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2009, the inventory valuation reserve was increased by $245,000, and the Company did not scrap or dispose of any items.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at June 30, 2009 and June 30, 2008 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Management tested goodwill for impairment and the tests indicated no impairment of the goodwill balances at June 30, 2009 and 2008.

Goodwill represents approximately 16% of the Company’s total assets at June 30, 2009 and is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. See Notes 1, 2 and 5 to Consolidated Financial Statements for additional information concerning goodwill.

Recent Accounting Developments

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should inform users of financial statements that an entity has not evaluated subsequent events after that date in the financial statements being presented. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted SFAS 165 during the quarter ended June 30, 2009.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 8. Financial Statements and Supplementary Data

The information required under this Item 8 is set forth on pages F-1 through F-24 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of June 30, 2009. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

See page F-1 of this Report for Management’s Report on Internal Control Over Financial Reporting and page F-2 of this Report for Report of Independent Registered Public Accounting Firm on the effectiveness of the Company’s internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “General Information Relating to the Board of Directors” in the Company’s definitive proxy statement relating to the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Definitive Proxy Statement”).

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the captions “Executive Compensation” and “General Information Relating to the Board of Directors” in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth aggregate information as of June 30, 2009, for the Bolt Technology Corporation 2006 Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”), which was approved by the Company’s stockholders on November 20, 2007, and is the Company’s only equity compensation plan in effect as of June 30, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(1)
Equity compensation plans approved by security holders	123,000	$18.19	563,250
Equity compensation plans not approved by security holders	—	—	—
Total	123,000	$18.19	563,250

(1)	The Plan provides that 750,000 shares of Common Stock may be used for grants of stock options and restricted stock awards, of which up to 225,000 shares of Common Stock may be used for restricted stock awards. During fiscal 2009, 27,000 shares of restricted stock were awarded at an average fair value of $14.97 at date of grant. As of June 30, 2009, 161,250 shares of Common Stock remained available for issuance of restricted stock awards under the Plan.

The information required by Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the information appearing under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Definitive Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following are being filed as part of this Annual Report on Form 10-K:

(a) Financial Statements and Financial Statement Schedule

Schedules other than the Financial Statement Schedule listed above are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

(b) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).

Exhibit No.	Description
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.8	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.9	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007); Amendment to Employment Agreement between Real Time Systems Inc. and W. Allen Nance effective as of December 1, 2008 (incorporated by reference to Exhibit 99.2 to Form 10-Q for the quarter ended December 31, 2008, SEC File No. 001-12075).†
10.10	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.11	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2008, SEC File No. 001-12075).
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

Exhibit No.	Description
99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007, SEC File No. 001-12075).

* Filed herewith

† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION
Date: September 3, 2009	By: /s/ Raymond M. Soto Raymond M. Soto (Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond M. Soto (Raymond M. Soto)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	September 3, 2009
/s/ Joseph Espeso Joseph Espeso	Senior Vice President – Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 3, 2009
/s/ Kevin M. Conlisk (Kevin M. Conlisk)	Director	September 3, 2009
/s/ Michael H. Flynn (Michael H. Flynn)	Director	September 3, 2009
/s/ Michael C. Hedger (Michael C. Hedger)	Director	September 3, 2009
/s/ George R. Kabureck (George R. Kabureck)	Director	September 3, 2009
/s/ Joseph Mayerick, Jr. (Joseph Mayerick, Jr.)	Director	September 3, 2009
/s/ Stephen F. Ryan (Stephen F. Ryan)	Director	September 3, 2009
/s/ Gerald A. Smith (Gerald A. Smith)	Director	September 3, 2009

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

The management of Bolt Technology Corporation, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2009 based upon criteria set forth in the “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of June 30, 2009, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by McGladrey & Pullen, LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bolt Technology Corporation

We have audited Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2009, based on, criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Bolt Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bolt Technology Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2009 and our report dated September 3, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
September 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bolt Technology Corporation

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule of Bolt Technology Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 3, 2009, expressed an unqualified opinion on the effectiveness of Bolt Technology Corporation and subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
September 3, 2009

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$25,696,000	$19,137,000
Short-term investments	2,041,000	—
Accounts receivable, less allowance for uncollectible accounts of $265,000 in 2009 and $81,000 in 2008	11,576,000	11,067,000
Inventories	14,064,000	14,879,000
Deferred income taxes	357,000	190,000
Other current assets	257,000	252,000
Total current assets	53,991,000	45,525,000
Property, Plant and Equipment, net	4,191,000	4,331,000
Goodwill, net	10,957,000	10,330,000
Other Intangible Assets, net	1,232,000	1,472,000
Other Assets	153,000	209,000
Total assets	$70,524,000	$61,867,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$958,000	$2,479,000
Accrued expenses	2,904,000	3,045,000
Income taxes payable	194,000	826,000
Total current liabilities	4,056,000	6,350,000
Stockholders’ Equity:
Common stock, no par value, authorized 20,000,000 shares; issued and outstanding 8,645,093 shares (8,618,093 shares in 2008)	29,047,000	28,597,000
Retained Earnings	37,421,000	26,920,000
Total stockholders’ equity	66,468,000	55,517,000
Total liabilities and stockholders’ equity	$70,524,000	$61,867,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2009	2008	2007
Revenues:
Sales	$48,876,000	$61,635,000	$46,929,000
Costs and Expenses:
Cost of sales	24,756,000	33,164,000	25,347,000
Research and development	289,000	272,000	270,000
Selling, general and administrative	8,739,000	8,228,000	6,766,000
Interest income	(432,000)	(191,000)	(211,000)
	33,352,000	41,473,000	32,172,000
Income from continuing operations before income taxes	15,524,000	20,162,000	14,757,000
Provision for income taxes	5,023,000	6,453,000	4,758,000
Income from continuing operations	10,501,000	13,709,000	9,999,000
Discontinued operations:
Income from discontinued operations, net of taxes	—	575,000	608,000
Gain on sale of discontinued operations, net of taxes	—	285,000	—
Discontinued operations, net of taxes	—	860,000	608,000
Net income	$10,501,000	$14,569,000	$10,607,000
Earnings Per Share:
Earnings per share – basic
Income from continuing operations	$1.22	$1.60	$1.19
Income from discontinued operations, net of taxes	—	0.07	0.07
Gain on sale of discontinued operations, net of taxes	—	0.03	—
Net income	$1.22	$1.70	$1.26
Earnings per share – diluted
Income from continuing operations	$1.22	$1.60	$1.17
Income from discontinued operations, net of taxes	—	0.07	0.07
Gain on sale of discontinued operations, net of taxes	—	0.03	—
Net income	$1.22	$1.70	$1.24
Average number of common shares outstanding:
Basic	8,584,569	8,581,491	8,415,689
Diluted	8,590,066	8,586,518	8,523,549

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$10,501,000	$14,569,000	$10,607,000
Less: Income from discontinued operations, net of taxes	—	(860,000)	(608,000)
Income from continuing operations	10,501,000	13,709,000	9,999,000
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	766,000	667,000	319,000
Deferred income taxes	(100,000)	57,000	(2,000)
Stock based compensation expense	441,000	214,000	56,000
Change in operating assets and liabilities, net of Real Time System Inc. acquisition effect in 2008:
Accounts receivable	(509,000)	(453,000)	(3,009,000)
Inventories	815,000	(3,225,000)	(3,699,000)
Other assets	(16,000)	225,000	(232,000)
Accounts payable	(1,521,000)	(1,136,000)	1,274,000
Accrued expenses	(8,000)	(386,000)	323,000
Income taxes payable	(632,000)	(340,000)	(1,158,000)
Net cash provided by continuing operations	9,737,000	9,332,000	3,871,000
Net cash provided by discontinued operations	—	846,000	795,000
Net cash provided by operating activities	9,737,000	10,178,000	4,666,000
Cash Flows From Investing Activities:
Purchase of short-term investments	(2,041,000)	—	—
Purchase of Real Time Systems Inc., net of cash received	(760,000)	(4,472,000)	—
Purchase of property, plant and equipment, continuing operations	(386,000)	(1,610,000)	(837,000)
Purchase of property, plant and equipment, discontinued operations	—	(73,000)	(112,000)
Net proceeds from sale of discontinued operations.	—	5,078,000	—
Net cash used in investing activities	(3,187,000)	(1,077,000)	(949,000)
Cash Flows From Financing Activities:
Exercise of stock options	—	—	403,000
Tax benefit on disqualifying dispositions and exercises of stock options	41,000	53,000	1,288,000
Tax liability from vested restricted stock	(32,000)	—	—
Payment for fractional shares (3-for-2 stock split)	—	(5,000)	—
Net cash provided by financing activities	9,000	48,000	1,691,000
Net increase in cash	6,559,000	9,149,000	5,408,000
Cash and cash equivalents at beginning of year	19,137,000	9,988,000	4,580,000
Cash and cash equivalents at end of year	$25,696,000	$19,137,000	$9,988,000
Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$5,747,000	$6,767,000	$4,824,000

See Note 2 to Consolidated Financial Statements for allocation of Real Time System Inc. purchase price.

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

The Company manufactures and sells marine seismic data acquisition equipment and consists of three operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Real Time Systems Inc. (“RTS”), which was acquired on July 1, 2007 (see Note 2 to Consolidated Financial Statements). As of June 30, 2009, each of these operating units is reported as a separate reportable segment for all periods presented in the Consolidated Financial Statements. The seismic energy sources segment (“Bolt”) develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The underwater cables and connectors segment (“A-G”) develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems. The seismic energy source controllers segment (“RTS”) develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment. See Note 14 to Consolidated Financial Statements for additional information concerning reportable segments.

On May 31, 2008, substantially all of the assets of Custom Products Corporation (“Custom”), a wholly owned subsidiary of Bolt, were sold. Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly constituted the Company’s industrial products segment. In the Consolidated Financial Statements, amounts relating to Custom have been reported as discontinued operations in fiscal year 2008 and prior fiscal year information relating to Custom has been restated as discontinued operations. See Note 3 to Consolidated Financial Statements for additional information concerning discontinued operations.

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

Cash and Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Refer to “Concentration of Credit Risk” in Note 13 to Consolidated Financial Statements for additional information regarding cash and cash equivalent balances.

Short-term Investments:

The Company considers all highly liquid investments with a maturity of over three months but less than one year when purchased to be short-term investments. Such short-term investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts:

The allowance for uncollectible accounts is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for uncollectible accounts when the Company believes that collection of the principal is unlikely. The allowance is an amount that the Company believes will be adequate to absorb estimated losses on existing accounts receivable balances based on the evaluation of their collectability and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall quality of accounts receivable, review of specific problem accounts receivable, and current economic and industry conditions that may affect customers’ ability to pay. While the Company uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic and industry conditions or any other factors considered in the Company’s evaluation.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies – (continued)

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method that approximates the first-in, first-out method. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory. See Note 7 to Consolidated Financial Statements for additional information concerning inventories.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 40 years for buildings, over the shorter of the term of the lease or the estimated useful life for leasehold improvements, and 5 to 10 years for machinery and equipment. Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. See Note 8 to Consolidated Financial Statements for additional information concerning property, plant and equipment.

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations. The Company tests goodwill for impairment annually or more frequently if impairment indicators arise. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired. If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. Goodwill was tested for impairment, and the tests indicated no impairment of the goodwill balances at June 30, 2009 and 2008.

The estimated fair value of the A-G reporting unit was determined solely by utilizing the capitalized cash flow method. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. Based on the foregoing, the Company determined that there was no impairment as of June 30, 2009 and 2008.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of June 30, 2009 and 2008 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

See Notes 2, 5 and 6 to Consolidated Financial Statements for additional information concerning goodwill and other intangible assets.

Revenue Recognition and Warranty Costs:

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria: (1) manufacturing products based on customer specifications; (2) delivering product to the customer before the close of the reporting period, whereby delivery results

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies – (continued)

in the transfer of ownership risk to the customer; (3) establishing a set sales price with the customer; (4) collecting the sales revenue from the customer is reasonably assured; and (5) no contingencies exist.

Warranty costs and product returns incurred by the Company have not been significant.

Income Taxes:

The provision for income taxes is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company’s deferred tax assets and liabilities. See Note 9 to Consolidated Financial Statements for additional information concerning the provision for income taxes and deferred tax accounts.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to inventory valuation reserves, goodwill impairment, long-lived assets and realization of deferred tax assets. Actual results could differ from those estimates.

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution. The following is a reconciliation of basic earnings per share to diluted earnings per share for each of the last three fiscal years:

	Years Ended June 30,
	2009	2008	2007
Income from continuing operations	$10,501,000	$13,709,000	$9,999,000
Discontinued operations	—	860,000	608,000
Net income	$10,501,000	$14,569,000	$10,607,000
Divided by:
Weighted average common shares	8,584,569	8,581,491	8,415,689
Weighted average common share equivalents	5,497	5,027	107,860
Total weighted average common shares and common share equivalents	8,590,066	8,586,518	8,523,549
Earnings per share – basic:
Income from continuing operations	$1.22	$1.60	$1.19
Discontinued operations, net of income taxes	—	0.10	0.07
Net income	$1.22	$1.70	$1.26
Earnings per share – diluted:
Income from continuing operations	$1.22	$1.60	$1.17
Discontinued operations	—	0.10	0.07
Net income	$1.22	$1.70	$1.24

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies – (continued)

For the fiscal years ended June 30, 2009 and 2008, the calculations do not include options to acquire 108,000 and 54,750 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Recent Accounting Developments:

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009.

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

Note 2 — Real Time Systems Inc. Acquisition

In July 2007, the Company acquired substantially all of the net assets of Real Time Systems Inc. (RTS) for $6,006,000 including cash paid at closing of $4,532,000, acquisition costs of $87,000 and $1,387,000 under an earnout agreement through June 30, 2009. RTS develops, manufactures and sells air gun controllers and synchronizers, data loggers and auxiliary equipment. RTS products are designed to control and synchronize up to 96 air guns in a single seismic exploration vessel. Effective July 1, 2007, the operations of RTS were included in the Company’s Consolidated Financial Statements.

The earnout agreement provides that additional payments are due if RTS’s net sales in each of fiscal years 2008 and 2009 are in excess of $2,000,000. Such payments are calculated at 33% of net sales, in each year, in excess of $2,000,000 but less than $2,500,000, and 20% of net sales, in each year, in excess of

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Real Time Systems Inc. Acquisition  – (continued)

$2,500,000. Amounts earned under the earnout agreement are added to goodwill. Under the terms of the earnout agreement, the Company paid $760,000 for fiscal 2008 and $627,000 is payable at June 30, 2009 for fiscal 2009.

The purchase price allocation, including the earnout due as of June 30, 2009, is as follows:

Net current assets, including cash of $147,000	$925,000
Property and equipment	91,000
Goodwill	3,278,000
Other intangible assets	1,712,000
$6,006,000

See Notes 5 and 6 to Consolidated Financial Statements for additional information concerning RTS goodwill and other intangible assets, respectively.

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the fiscal year ended June 30, 2007, assuming the acquisition of RTS was made on July 1, 2006.

Sales	$52,161,000
Income from continuing operations	$11,554,000
Income from discontinued operations	608,000
Net income	$12,162,000
Earnings per share – basic:
Income from continuing operations	$1.37
Income from discontinued operations	0.07
Net income	$1.44
Earnings per share – diluted:
Income from continuing operations	$1.36
Income from discontinued operations	0.07
Net income	$1.43

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition of RTS been consummated on July 1, 2006, nor are they necessarily indicative of results in the future.

Note 3 — Discontinued Operations

Effective May 31, 2008, substantially all of the assets of Custom Products Corporation (“Custom”), a wholly-owned subsidiary of Bolt, were sold for $5,250,000, subject to adjustments for certain liabilities. Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly constituted the Company’s industrial products segment. Net cash proceeds from the sale were $5,078,000 after expenses associated with the disposition ($88,000) and adjustments for liabilities. The Company recorded a pre-tax gain of $473,000 ($285,000 net of tax) relating to this transaction.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Discontinued Operations  – (continued)

The following amounts relating to Custom’s operations have been reported as discontinued operations in the consolidated statements of income in the fiscal years ending June 30, 2008 and 2007:

	2008	2007
Net sales	$3,448,000	$3,535,000
Income from discontinued operations before income taxes	$926,000	$897,000
Income taxes	351,000	289,000
Income from discontinued operations	$575,000	$608,000

See Note 1 to Consolidated Financial Statements for information regarding earnings per share, including earnings per share data relating to income from discontinued operations, net of taxes, which includes gain on sale of discontinued operations, net of taxes, in fiscal year 2008.

The consolidated statements of cash flows reflect discontinued operations for the fiscal years ended June 30, 2008 and 2007.

Note 4 — Short-Term Investments

Short-term investments at June 30, 2009 are comprised of highly liquid investments with a maturity of over three months but less than one year from the date of investment. The Company’s intention is to hold such investments until maturity.

Note 5 — Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of A-G in fiscal year 1999 and RTS in fiscal year 2008, which are two SFAS No. 142 reporting units. Bolt, the parent of A-G and RTS, is a third reporting unit and has no goodwill. As of June 30, 2009, each reporting unit is also a separate reportable segment for all periods presented in the Consolidated Financial Statements. See Note 14 to Consolidated Financial Statements for further information regarding goodwill in the reportable segments.

The composition of the net goodwill balance is as follows:

	A-G	RTS	Total
Balance June 30, 2008	$7,679,000	$2,651,000	$10,330,000
Earnout for fiscal 2009	—	627,000	627,000
Balance June 30, 2009	$7,679,000	$3,278,000	$10,957,000

Goodwill represents approximately 16% of the Company’s total assets at June 30, 2009 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Notes 1 and 2 to Consolidated Financial Statements for additional information concerning goodwill.

Note 6 — Other Intangible Assets

Other intangible assets at June 30, 2009 and June 30, 2008 in the gross amount of $1,712,000 represent the intangible assets acquired in the purchase of RTS. The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years. Amortization cost of $240,000 was recorded in the fiscal years ended June 30, 2009 and June 30, 2008, respectively. Other intangible asset amortization is estimated to be $240,000 in fiscal years 2010, 2011 and 2012, $188,000 in fiscal year 2013 and $28,000 in fiscal 2014.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Inventories

Inventories at June 30 consist of the following:

	2009	2008
Raw materials and sub-assemblies	$13,730,000	$13,849,000
Work-in-process	985,000	1,436,000
	14,715,000	15,285,000
Less – Reserve for inventory valuation	(651,000)	(406,000)
	$14,064,000	$14,879,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at June 30, 2009 and 2008 was $651,000 and $406,000, respectively. At June 30, 2009 and 2008, approximately $1,777,000 and $1,247,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. At June 30, 2009, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $1,117,000. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2009, the inventory valuation reserve was increased by $245,000, and the Company did not scrap or dispose of any items.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Property, Plant and Equipment

Property, plant and equipment at June 30 consist of the following:

	2009	2008
Land	$253,000	$253,000
Buildings	1,126,000	1,114,000
Leasehold improvements	677,000	495,000
Machinery and equipment	9,035,000	8,843,000
	11,091,000	10,705,000
Less – accumulated depreciation	(6,900,000)	(6,374,000)
	$4,191,000	$4,331,000

Note 9 — Income Taxes

Income tax expense consists of the following for the three years ended June 30:

	2009	2008	2007
Current:
Federal	$5,082,000	$6,507,000	$4,732,000
State	41,000	(111,000)	28,000
Deferred:
Federal	(100,000)	57,000	(26,000)
State	—	—	24,000
Income tax expense	$5,023,000	$6,453,000	$4,758,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes is as follows:

	Years Ended June 30,
	2009	2008	2007
Statutory rate	34%	35%	35%
Exempt income from domestic manufacturer’s deduction and export sales	(2)	(2)	(2)
Other	—	(1)	(1)
Effective rate	32%	32%	32%

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Income Taxes  – (continued)

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset and liability accounts were as follows at June 30:

	2009	2008
Net deferred tax asset – current:
Inventory valuation reserve	$254,000	$158,000
Allowance for uncollectible accounts	103,000	32,000
Total	$357,000	$190,000
Net deferred tax asset – noncurrent (included in other assets):
Stock options and restricted stock	$107,000	$47,000
Amortization of intangible assets	98,000	49,000
Property, plant and equipment depreciation	(23,000)	52,000
Amortization of goodwill	(155,000)	(54,000)
Total	$27,000	$94,000

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Adoption of FIN 48 requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at June 30, 2009. There were no unallocated tax reserves at June 30, 2009. The Company’s policy is to record any interest and penalties as a component of income tax expense. The Company’s federal income tax returns for fiscal years prior to 2006 are no longer subject to examination by the Internal Revenue Service.

Note 10 — Benefit Plan

The Company maintains a defined contribution retirement plan (the “Retirement Plan”) covering substantially all employees who satisfy the age and service requirements of the Retirement Plan. The Company’s contributions to the Retirement Plan are discretionary and for the years ended June 30, 2009, 2008 and 2007 amounted to $184,000, $177,000 and $142,000, respectively.

Note 11 — Stock Options and Restricted Stock

Effective July 1, 2005, the Company adopted SFAS 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”). Accordingly, the Company recognizes compensation costs for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

All share amounts in the following paragraphs and table have been adjusted to reflect the 3-for-2 stock split paid on January 30, 2008 to shareholders of record on January 16, 2008.

The Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan (the “Plan”) was approved by the Company’s stockholders at the November 20, 2007 Annual Meeting of Stockholders. The Plan amends and restates the Bolt Technology Corporation 2006 Stock Option Plan. The Plan provides that 750,000 shares of Common Stock may be used for awards under the Plan, of which up to 225,000 shares of Common Stock may be used for restricted stock awards. Options granted to employees can

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stock Options and Restricted Stock  – (continued)

become vested over, and can be exercisable for, a period of up to ten years. The Plan also provides that each non-employee director is granted options to purchase 7,500 shares of Common Stock on the date of his or her election to the Board of Directors. Each such option granted to a non-employee director has an option term of five years from the date of grant and becomes exercisable with respect to 25% of the shares covered under the option in each of the second through fifth years of its term. Under the terms of the Plan, no options can be granted subsequent to June 30, 2016.

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the Plan was $1,230,000 as of the option grant dates. This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the four-year vesting period. Stock option compensation expense was $241,000, $157,000 and $56,000 for the years ended June 30, 2009, 2008 and 2007, respectively. Unrecognized compensation expense for stock options at June 30, 2009 amounted to $776,000 and is expected to be recognized over the next five years.

A summary of changes in stock options during the fiscal year ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Contractual Life
Options outstanding at June 30, 2008	108,000	$19.74	$10.82	4.4 years
Granted	15,000	$7.05	$4.12	4.4 years
Exercised	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at June 30, 2009	123,000	$18.19	$10.00	3.3 years

During the fiscal year ended June 30, 2009, stock option grants were awarded in November 2008 (15,000 shares). The fair value of options granted on this date was $4.12, as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Stock Option Grant Date November 2008
Expected dividend yield	0%
Expected stock price volatility	69%
Risk-free interest rate	2.06%
Expected life (years)	5

At June 30, 2009, there was no aggregate intrinsic value for outstanding options because the market price at June 30, 2009 was less than the weighted average exercise price of such options. The expiration dates for the outstanding options at June 30, 2009 are: 37,500 shares in November 2011, 24,000 shares in April 2012, 7,500 shares in November 2012, 15,750 shares in January 2013, 23,250 shares in June 2013 and 15,000 shares in November 2013. Options outstanding at June 30, 2009, of which 42,375 shares were exercisable, consisted of 21,161 non-qualified and 21,214 qualified stock options.

The fair value of options vested during fiscal year 2009 (27,000 shares) and 2008 (15,375 shares) was $217,000 and $352,000, respectively. No options vested during fiscal year 2007. The intrinsic value of options exercised during fiscal year 2007 was approximately $5,279,000. No options were exercised during fiscal year 2009 or fiscal year 2008. The weighted average exercise price of exercisable options as of June 30, 2009 was $19.23. At June 30, 2009, there was no aggregate intrinsic value of exercisable options because the market price at June 30, 2009 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at June 30, 2009 was 2.9 years.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stock Options and Restricted Stock  – (continued)

During fiscal year 2009, shares of restricted stock were granted in August 2008 (18,000 shares), November 2008 (5,000 shares) and January 2009 (4,000 shares). These shares vest over a five year period and the cost to recipients is zero. The aggregate compensation cost for restricted stock granted in fiscal year 2009 and 2008 was $404,000 and $686,000 as of the grant dates, respectively. No restricted stock was granted in fiscal year 2007. This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period. Restricted stock compensation expense was $200,000 and $57,000 for the years ended June 30, 2009 and 2008, respectively. Unrecognized compensation expense for restricted stock at June 30, 2009 amounted to $833,000.

A summary of changes in restricted stock awards during the fiscal year ended June 30, 2009 is as follows:

	Shares	Weighted Average Fair Value
Unvested restricted stock awards outstanding at June 30, 2008	36,750	$18.67
Granted	27,000	14.97
Vested	(7,350)	18.67
Forfeited	—	—
Unvested restricted stock awards outstanding at June 30, 2009	56,400	$16.90

The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the fair market value over the exercise price of the option. The tax benefit and/or liability from the exercise of stock options and/or the vesting of restricted stock are reported as financing cash flows in the Consolidated Statements of Cash Flows.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three years ended June 30, 2009, 2008 and 2007 were as follows:

	Common Stock		Retained Earnings	Total
	Shares*	Amount
Balance June 30, 2006	8,341,029	$26,588,000	$1,744,000	$28,332,000
Exercise of stock options, net of 8,715 shares tendered for payment	240,569	403,000	—	403,000
Stock based compensation expense	—	56,000	—	56,000
Tax benefit on stock options exercised	—	1,288,000	—	1,288,000
Income from continuing operations	—	—	9,999,000	9,999,000
Income from discontinued operations	—	—	608,000	608,000
Balance June 30, 2007	8,581,598	28,335,000	12,351,000	40,686,000
Restricted stock grants	36,750	—	—	—
Stock based compensation expense	—	214,000	—	214,000
Tax benefit on disqualifying dispositions of stock options exercised	—	53,000	—	53,000
Payment for fractional shares (3-for-2 stock split)	(255)	(5,000)	—	(5,000)
Income from continuing operations	—	—	13,709,000	13,709,000
Income from discontinued operations	—	—	575,000	575,000
Gain on sale of discontinued operations	—	—	285,000	285,000
Balance June 30, 2008	8,618,093	28,597,000	26,920,000	55,517,000
Restricted stock grants	27,000	—	—	—
Stock based compensation expense	—	441,000	—	441,000
Tax benefit on disqualifying dispositions of stock options exercised	—	41,000	—	41,000
Tax liability from vested restricted stock	—	(32,000)	—	(32,000)
Net income	—	—	10,501,000	10,501,000
Balance June 30, 2009	8,645,093	$29,047,000	$37,421,000	$66,468,000

*	Adjusted for 3-for-2 stock split effective January 16, 2008.

Note 13 — Commitments and Contingencies

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short term investments and trade accounts receivable. The Company maintains substantial cash and cash equivalent balances with various financial institutions in amounts which exceed the limit of FDIC insurance. The short term investments consist of tax exempt instruments of high credit quality. The Company believes that the risk of loss associated with cash, cash equivalents and short term investments is remote. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment. In limited cases, the Company will grant customers extended

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Commitments and Contingencies  – (continued)

payment terms of up to 12 months. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Historically, the Company has not incurred significant credit related losses.

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged, or other types of derivative financial instruments. Fair values of short-term investments, accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the June 30, 2009 and 2008 balance sheets approximate carrying values at those dates.

Lease Commitments:

The following table presents the Company’s future minimum lease payments as of June 30, 2009 relating to its non-cancelable operating leases with terms in excess of one year:

Years Ended June 30,	Amount
2010	$432,000
2011	432,000
2012	432,000
2013	258,000
2014	35,000
Total	$1,589,000

Under such operating leases, rent expense amounted to $444,000, $418,000 and $334,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

The Company’s leases for its Norwalk, Connecticut and Fredericksburg, Texas office and manufacturing facilities expire in 2013 and 2014, respectively.

Employment Severance Agreements:

The Company has a severance compensation plan in which two executive officers of the Company, other than the president, participate which becomes operative upon their termination if such termination occurs within 24 months subsequent to a change in ownership of the Company, as defined in the plan.

The Company also is party to three employment agreements which provide for severance in the case of voluntary or involuntary termination in certain circumstances. Two of these employment agreements have terms through June 30, 2012, subject to extension as set forth in the agreements, and one of these employment agreements has a term through June 30, 2010.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $6,218,000 at June 30, 2009. No amounts were due as of that date because no events had occurred which would have triggered payments under the severance compensation plan or severance payments under the employment agreements.

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current or pending litigation.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Segment and Customer Information

As of June 30, 2009, the Company changed its segment reporting from a single segment (formerly referred to as the oilfield services equipment or the geophysical equipment segment) to three reportable segments aligned with each of the Company’s product lines. The seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems. The seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment.

Sales of the Company’s products in each reportable segment are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices.

The Company sold Custom Products Corporation (“Custom”) effective May 31, 2008. Custom formerly constituted the Company’s industrial products segment. See Note 3 to Consolidated Financial Statements for additional information concerning discontinued operations.

The following table provides selected financial information for each reportable segment for the fiscal years ended June 30, 2009, 2008 and 2007.

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Corporate Headquarters and Eliminations	Consolidated
Fiscal Year Ended June 30, 2009
Sales to external customers	$23,445,000	$20,629,000	$4,802,000	$—	$48,876,000
Intersegment sales	—	1,038,000	70,000	(1,108,000)	—
Depreciation and amortization	169,000	306,000	272,000	19,000	766,000
Income from continuing operations before income taxes	6,276,000	9,176,000	2,404,000	(2,332,000)	15,524,000
Segment assets	46,102,000	15,950,000	7,459,000	1,013,000	70,524,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000
Fixed asset additions	79,000	141,000	166,000	—	386,000
Fiscal Year Ended June 30, 2008
Sales to external customers	$36,960,000	$19,210,000	$5,465,000	$—	$61,635,000
Intersegment sales	—	494,000	50,000	(544,000)	—
Depreciation and amortization	150,000	241,000	257,000	19,000	667,000
Income from continuing operations before income taxes	11,591,000	7,957,000	3,150,000	(2,536,000)	20,162,000
Segment assets	35,306,000	16,413,000	9,135,000	1,013,000	61,867,000
Goodwill	—	7,679,000	2,651,000	—	10,330,000
Fixed asset additions	632,000	856,000	122,000	—	1,610,000
Fiscal Year Ended June 30, 2007
Sales to external customers	$32,263,000	$14,666,000	$—	$—	$46,929,000
Intersegment sales	—	453,000	—	(453,000)	—
Depreciation and amortization	103,000	197,000	—	19,000	319,000
Income from continuing operations before income taxes	11,155,000	5,938,000	—	(2,336,000)	14,757,000
Segment assets	28,639,000	13,462,000	—	1,013,000	43,114,000
Goodwill	—	7,679,000	—	—	7,679,000
Fixed asset additions	103,000	734,000	—	—	837,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Segment and Customer Information  – (continued)

The Company does not allocate interest income and income taxes to segments. Interest income was $432,000, $191,000 and $211,000 in fiscal years 2009, 2008 and 2007, respectively.

The following table reports sales by country for the fiscal years ended June 30, 2009, 2008 and 2007. Sales are attributed to each country based on the location of the customer. Total sales to all foreign countries for the fiscal years ended June 30, 2009, 2008 and 2007 were $41,494,000, $49,544,000 and $36,383,000, respectively. The Company has no assets outside of the United States.

	2009	2008	2007
Norway	$13,553,000	$21,160,000	$15,790,000
United Arab Emirates	8,549,000	10,761,000	7,801,000
United States	7,382,000	12,091,000	10,546,000
Peoples Republic of China	7,050,000	4,294,000	2,227,000
France	3,620,000	3,886,000	2,967,000
Singapore	2,824,000	936,000	895,000
United Kingdom	1,609,000	2,827,000	1,395,000
India	930,000	398,000	709,000
Russia	784,000	718,000	840,000
Canada	624,000	461,000	829,000
Japan	601,000	3,117,000	496,000
Other	1,350,000	986,000	2,434,000
	$48,876,000	$61,635,000	$46,929,000

A relatively small number of customers has accounted for the Company’s sales. Customers accounting for 10% or more of consolidated sales in fiscal years 2009, 2008 or 2007 are as follows:

	2009	2008	2007
Customer A	16%	15%	10%
Customer B	15	17	19
Customer C	9	10	8
Customer D	5	6	11
Customer E	3	7	10

Note 15 — Accrued Expenses

Accrued expenses at June 30, 2009 and 2008 consist of the following:

	2009	2008
Compensation and related taxes	$1,309,000	$1,243,000
Compensated absences	372,000	353,000
Commissions payable	266,000	427,000
RTS earnout payable	627,000	760,000
Other	330,000	262,000
	$2,904,000	$3,045,000

Note 16 — Credit Line

In May 2007, the Company entered into a $4,000,000 unsecured revolving credit facility with a bank to support general corporate purposes. The Company has not borrowed any funds under this facility. At the request of the Company, the facility was cancelled in March 2009.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the fiscal years ended June 30, 2009 and 2008. This information differs from amounts previously reported on Form 10-Q filings for each of the three quarters ended September 30, 2007 through March 31, 2008 as a result of the restatements attributable to the sale of Custom Products Corporation (see Note 3 to Consolidated Financial Statements) and the 3-for-2 stock split (see Note 1 to Consolidated Financial Statements).

	Quarter Ended
2009	Sept. 30	Dec. 31	March 31	June 30
Sales	$11,263,000	$13,590,000	$12,960,000	$11,063,000
Gross profit	5,534,000	6,690,000	6,315,000	5,581,000
Income from continuing operations	$2,280,000	$3,026,000	$3,004,000	$2,191,000
Income from discontinued operations, net of taxes	—	—	—	—
Gain on sale of discontinued operations, net of taxes	—	—	—	—
Net income	$2,280,000	$3,026,000	$3,004,000	$2,191,000
Earnings per share – basic:
Income from continuing operations	$0.27	$0.35	$0.35	$0.25
Income from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	—	—	—
Net income per share	$0.27	$0.35	$0.35	$0.25
Earnings per share – diluted:
Income from continuing operations	$0.27	$0.35	$0.35	$0.25
Income from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	—	—	—
Net income per share	$0.27	$0.35	$0.35	$0.25

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Quarterly Results (unaudited)  – (continued)

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
Earnings per share – basic:
Income from continuing operations	$0.38	$0.41	$0.38	$0.43
Income from discontinued operations	0.02	0.01	0.02	0.02
Gain on sale of discontinued operations	—	—	—	0.03
Net income per share	$0.40	$0.42	$0.40	$0.48
Earnings per share – diluted:
Income from continuing operations	$0.38	$0.41	$0.38	$0.43
Income from discontinued operations	0.02	0.01	0.02	0.02
Gain on sale of discontinued operations	—	—	—	0.03
Net income per share	$0.40	$0.42	$0.40	$0.48

Note 18 — Subsequent Events

The Company has evaluated events through September 3, 2009, the date the financial statements were filed, and determined that there were no events or transactions occurring subsequent to June 30, 2009 that would have a material impact on the Company’s results of operations or financial condition.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
For the Three Years Ended June 30, 2009

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Allowance for uncollectible accounts:
2007	$93,000	$98,000	$—	$(128,000	)(a)	$63,000
2008	63,000	302,000	—	(284,000	)(a)	81,000
2009	81,000	294,000	—	(110,000	)(a)	265,000

Reserve for inventory valuation:
2007	$505,000	$19,000	$—	$—		$524,000
2008	524,000	(118,000)	—	—		406,000
2009	406,000	245,000	—	—		651,000

(a)	Accounts written-off.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.8	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

Exhibit No.	Description
10.9	Employment Agreement by and between Real Time Systems Inc. and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007); Amendment to Employment Agreement between Real Time Systems Inc. and W. Allen Nance effective as of December 1, 2008 (incorporated by reference to Exhibit 99.2 to Form 10-Q for the quarter ended December 31, 2008, SEC File No. 001-12075).†
10.10	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.11	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2008, SEC File No. 001-12075).
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
99.1	Commercial Loan Agreement, dated as of May 30, 2007, by and among Webster Bank National Association, Bolt Technology Corporation, A-G Geophysical Products, Inc. and Custom Products Corporation (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended June 30, 2007, SEC File No. 001-12075).

*	Filed herewith
†	Management contract or compensatory plan