Form 10-Q
period 2009-09-30
BOLT TECHNOLOGY CORP
filed 2009-11-06
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

At November 4, 2009, there were 8,688,093 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) - Three months ended September 30, 2009 and 2008	3

	Consolidated Balance Sheets - September 30, 2009 (Unaudited) and June 30, 2009	4

	Consolidated Statements of Cash Flows (Unaudited) - Three months ended September 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements (Unaudited)	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

Part II - Other Information:

Item 5.	Other Information	27

Item 6.	Exhibits	27-28

Signatures		29

Exhibit Index		30-31

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
	2009	2008

Sales	$7,033,000	$11,263,000

Costs and Expenses:
Cost of sales	3,466,000	5,729,000
Research and development	73,000	63,000
Selling, general and administrative	1,898,000	2,153,000
Interest income	(106,000)	(83,000)
	5,331,000	7,862,000
Income before income taxes	1,702,000	3,401,000
Provision for income taxes	524,000	1,121,000
Net income	$1,178,000	$2,280,000

Earnings per share:
Basic	$0.14	$0.27
Diluted	$0.14	$0.27

Average number of common shares outstanding:
Basic	8,590,102	8,581,343
Diluted	8,622,339	8,596,215

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (unaudited)	June 30, 2009

ASSETS

Current Assets:
Cash and cash equivalents	$32,752,000	$25,696,000
Short-term investments	1,000,000	2,041,000
Accounts receivable, net	6,485,000	11,576,000
Inventories, net	13,790,000	14,064,000
Deferred income taxes	381,000	357,000
Other	380,000	257,000
Total current assets	54,788,000	53,991,000
Property, Plant and Equipment, net	4,103,000	4,191,000
Goodwill, net	10,957,000	10,957,000
Other Intangible Assets, net	1,172,000	1,232,000
Other Assets	197,000	153,000
Total assets	$71,217,000	$70,524,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$609,000	$958,000
Accrued expenses	2,248,000	2,904,000
Income taxes payable	591,000	194,000
Total current liabilities	3,448,000	4,056,000
Stockholders’ Equity:
Common stock	29,170,000	29,047,000
Retained earnings	38,599,000	37,421,000
Total stockholders’ equity	67,769,000	66,468,000
Total liabilities and stockholders’ equity	$71,217,000	$70,524,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2009	2008

Cash Flows From Operating Activities:
Net income	$1,178,000	$2,280,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,000	187,000
Deferred income taxes	(64,000)	(36,000)
Stock based compensation expense	131,000	99,000
Change in operating assets and liabilities:
Accounts receivable	5,091,000	1,295,000
Inventories	274,000	(1,376,000)
Other assets	(127,000)	38,000
Accounts payable	(349,000)	(353,000)
Accrued expenses	(656,000)	(1,041,000)
Income taxes payable	397,000	327,000
Net cash provided by operating activities	6,042,000	1,420,000

Cash Flows From Investing Activities:
Proceeds from short-term investments	1,041,000	-
Purchase of property, plant and equipment	(19,000)	(220,000)
Net cash provided (used) by investing activities	1,022,000	(220,000)

Cash Flows From Financing Activities:
Tax liability from vested restricted stock	(8,000)	-
Net cash used by financing activities	(8,000)	-

Net increase in cash and cash equivalents	7,056,000	1,200,000
Cash and cash equivalents at beginning of period	25,696,000	19,137,000
Cash and cash equivalents at end of period	$32,752,000	$20,337,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$200,000	$830,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2009, the Consolidated Statements of Income for the three month periods ended September 30, 2009 and 2008 and the Consolidated Statements of Cash Flows for the three month periods ended September 30, 2009 and 2008 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal, recurring items.  Interim results are not necessarily indicative of results for a full year.  These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP.” In the past, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, FASB Interpretations, FASB Staff Positions and other pronouncements.  On July 1, 2009, the FASB released FASB Accounting Standards Codification (“ASC”), which requires that when referring to guidance issued by the FASB, such referrals should be based on topics in the ASC and not on FASB Statements, FASB Interpretations, FASB Staff Positions or other pronouncements.  This change was made effective by the FASB for accounting periods ending after September 15, 2009.  In view of this change, the Company has changed its references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the ASC.  The ASC does not change how the Company accounts for its transactions or makes its disclosures in notes to consolidated financial statements.

Note 2 – Description of Business and Significant Accounting Policies

The Company manufactures and sells marine seismic data acquisition equipment and consists of three operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Real Time Systems Inc. (“RTS”).  As of June 30, 2009, each of these operating units is reported as a separate reportable segment for all periods presented in the Consolidated Financial Statements.  Bolt develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts and is referred to as the seismic energy sources segment.  A-G develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems and is referred to as the underwater cables and connectors segment.  RTS develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment and is referred to as the seismic energy source controllers segment.  See Note 12 to Consolidated Financial Statements (Unaudited) for additional information concerning the Company’s reportable segments.

Principles of Consolidation:

The Consolidated Financial Statements (Unaudited) include the accounts of Bolt Technology Corporation and its subsidiary companies.  All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  See Note 11 to Consolidated Financial Statements (Unaudited) for additional information concerning cash and cash equivalent balances.

Short-Term Investments:

The Company considers all highly liquid investments with a maturity of over three months but less than one year when purchased to be short-term investments.  Such short-term investments are carried at cost, which approximates fair value.  See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning short-term investments.

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

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method that approximates the first-in, first-out method.  The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory.  Amounts are charged to the reserve when the Company scraps or disposes of inventory.  See Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning inventories.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 40 years for buildings, over the shorter of the term of the lease or the estimated useful life for leasehold improvements, and 5 to 10 years for machinery and equipment.  Major improvements that add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred.  See Note 5 to Consolidated Financial Statements (Unaudited) for additional information concerning property, plant and equipment.

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations.  The Company tests goodwill for impairment annually or more frequently if impairment indicators arise.  Step one of the goodwill impairment test is to compare the fair value of the reporting unit with its carrying amount.  The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale.  The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities.  If the fair value of a reporting unit is greater than the carrying amount, the Company would consider goodwill not to be impaired.  If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss.  Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose.  Goodwill was tested for impairment, and the tests indicated no impairment of the goodwill balances, at June 30, 2009 and 2008.

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

The Company reviewed goodwill at September 30, 2009 and such review did not result in any indicators of impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets.  The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  The Company’s reviews as of September 30, 2009 and June 30, 2009 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period.  The most critical estimates made by the Company are those relating to inventory valuation reserves, goodwill impairment, long-lived assets and the realization of deferred tax assets.  Actual results could differ from those estimates and the differences could be material.

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution.  The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008

Net income available to common stockholders	$1,178,000	$2,280,000

Divided by:
Weighted average common shares	8,590,102	8,581,343
Weighted average common share equivalents	32,237	14,872
Total weighted average common shares and common share equivalents	8,622,339	8,596,215

Basic earnings per share	$0.14	$0.27
Diluted earnings per share	$0.14	$0.27

For the three month periods ended September 30, 2009 and 2008, the calculations do not include options to acquire 158,000 shares and 54,750 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Recent Accounting Developments

Business Combinations

ASC 805, “Business Combinations” requires the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill.  ASC 805 requires, among other things, the buyer to: (1) fair value assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination.  ASC 805 also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest.  Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain.  In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, ASC 805 requires that the reduction or elimination of the valuation allowance be accounted for as a reduction of income tax expense.  ASC 805 is effective for fiscal years beginning on or after December 15, 2008.  The Company will apply ASC 805 to any acquisitions that are made on or after July 1, 2009.

Note 3 – Short-Term Investments

Short-term investments are comprised of highly liquid municipal securities with original maturities of over three months and less than one year.  It is the Company’s intention to hold the securities until maturity.  Short-term investments are carried at cost which approximates fair value.

Note 4 – Inventories

Inventories consist of the following:

	September 30, 2009	June 30, 2009

Raw materials and sub-assemblies	$13,254,000	$13,730,000
Work-in-process	1,213,000	985,000
	14,467,000	14,715,000
Less – Reserve for inventory valuation	(677,000)	(651,000)
	$13,790,000	$14,064,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at September 30, 2009 and June 30, 2009 was $677,000 and $651,000, respectively.  At September 30, 2009 and June 30, 2009, approximately $1,995,000 and $1,777,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume.  At September 30, 2009, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $1,155,000.  Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the three month period ended September 30, 2009, the inventory valuation reserve was increased by $26,000, and the Company did not scrap or dispose of any items.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2009	June 30, 2009
Land	$253,000	$253,000
Buildings	1,130,000	1,126,000
Leasehold improvements	677,000	677,000
Machinery and equipment	9,050,000	9,035,000
	11,110,000	11,091,000
Less - accumulated depreciation	(7,007,000)	(6,900,000)
	$4,103,000	$4,191,000

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of A-G in fiscal year 1999 and RTS in fiscal year 2008.  A-G and RTS are two reporting units under ASC 350, “Intangibles – Goodwill and Other.”  Bolt, the parent of A-G and RTS, is a third reporting unit and has no goodwill.

The composition of the net goodwill balance at September 30, 2009 and June 30, 2009 is as follows:

A-G	$7,679,000
RTS	3,278,000
$10,957,000

Goodwill represents approximately 15% of the Company’s total assets at September 30, 2009.  The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets at September 30, 2009 and June 30, 2009 in the gross amount of $1,712,000 ($1,172,000 and $1,232,000 at September 30, 2009 and June 30, 2009, respectively, net of amortization) represent the intangible assets acquired in the purchase of RTS.  The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years.  Intangible asset amortization recorded in each of the three month periods ended September 30, 2009 and 2008 amounted to $60,000.  Intangible asset amortization is estimated to be $240,000 in fiscal years 2010, 2011 and 2012, $188,000 in fiscal year 2013 and $28,000 in fiscal year 2014.

Note 8 – Income Taxes

Income tax expense consists of the following for the three month periods ended September 30:

	2009	2008

Current:
Federal	$578,000	$1,149,000
State	10,000	8,000

Deferred:
Federal	(64,000)	(36,000)
State	-	-
Income tax expense	$524,000	$1,121,000

ASC 740, “Income Taxes” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the providing of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at September 30, 2009.  There were no unallocated tax reserves at September 30, 2009.  The Company’s policy is to record any interest and penalties as a component of income tax expense.  The Company’s federal income tax returns for fiscal years prior to 2006 are no longer subject to examination by the Internal Revenue Service.

Note 9 – Stock Options and Restricted Stock

The Company recognizes compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

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

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the Plan was $1,650,000 as of the option grant dates.  This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the four-year vesting period.  Stock option compensation expense was $69,000 and $59,000 for the three month periods ended September 30, 2009 and 2008, respectively.  Unrecognized compensation expense for stock options at September 30, 2009 amounted to $1,127,000 and is expected to be recognized over the next 3.6 years.

A summary of changes in stock options during the three month period ended September 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Contractual Life

Options outstanding at June 30, 2009	123,000	$18.19	$10.00	3.3 years
Granted	50,000	12.96	8.39	4.9 years
Exercised	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at September 30, 2009	173,000	16.68	9.54	3.6 years

During the three month period ended September 30, 2009, stock option grants for 50,000 shares were awarded on August 26, 2009.  The fair value of options granted on this date was $8.39, as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Stock Option Grant Date August 2009
Expected dividend yield	0%
Expected stock price volatility	79.3%
Risk-free interest rate	2.46%
Expected life (years)	5

At September 30, 2009, there was no aggregate intrinsic value for outstanding options because the market price at September 30, 2009 was less than the weighted average exercise price of such options.  The expiration dates for the outstanding options at September 30, 2009 are: 37,500 shares in November 2011, 24,000 shares in April 2012, 7,500 shares in November 2012, 15,750 shares in January 2013, 23,250 shares in June 2013, 15,000 shares in November 2013 and 50,000 shares in August 2014.  There were 42,375 exercisable options outstanding at September 30, 2009, of which 21,161 were non-qualified stock options and 21,214 were qualified stock options.

No options vested or were exercised during the three month periods ended September 2009 and 2008.  The weighted average exercise price of exercisable options as of September 30, 2009 was $19.23.  At September 30, 2009, there was no aggregate intrinsic value of exercisable options because the market price at September 30, 2009 was less than the weighted average exercise price of exercisable options.  The weighted average remaining contractual life of exercisable options at September 30, 2009 was 2.7 years.

During the three month period ended September 30, 2009, shares of restricted stock were granted in August 2009 (37,000 shares) and September 2009 (6,000 shares).  These shares vest over a five year period and the cost to recipients is zero.  The aggregate compensation cost for restricted stock granted during the three month periods ended September 30, 2009 and 2008 was $555,000 and $338,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period.  Restricted stock compensation expense was $62,000 and $40,000 for the three month periods ended September 2009 and 2008, respectively.  Unrecognized compensation expense for restricted stock at September 30, 2009 amounted to $1,324,000.

A summary of changes in restricted stock awards during the three month period ended September 30, 2009 is as follows:

	Shares	Weighted Average Fair Value
Unvested restricted stock awards outstanding at June 30, 2009	56,400	$16.90
Granted	43,000	12.90
Vested	(3,600)	18.77
Forfeited	-	-
Unvested restricted stock awards outstanding at September 30, 2009	95,800	$15.03

The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the fair market value over the exercise price of the option.  The tax benefit and/or liability from the exercise of stock options and/or the vesting of restricted stock are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows (Unaudited).

All share amounts in the above paragraphs and tables have been adjusted to reflect the 3-for-2 stock split paid on January 30, 2008 to shareholders of record on January 16, 2008.

Note 10 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the three month period ended September 30, 2009 were as follows:

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance June 30, 2009	8,645,093	$29,047,000	$37,421,000	$66,468,000
Restricted stock grants	43,000	—	—	—
Stock based compensation expense	—	131,000	—	131,000
Tax benefits on stock options	—	(8,000)	—	(8,000)
Net Income	—	—	1,178,000	1,178,000
Balance September 30, 2009	8,688,093	$29,170,000	$38,599,000	$67,769,000

At June 30, 2009 and September 30, 2009, 20,000,000 shares of common stock were authorized to be issued.

Note 11 – Contingencies

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments and trade accounts receivable.  The Company maintains substantial cash and cash equivalent balances with various financial institutions in amounts which exceed the limit of FDIC insurance.  Short-term investments consist of tax-exempt instruments of high credit quality.  The Company believes that the risk of loss associated with cash, cash equivalents and short-term investments is remote.  The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms.  The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment.  In limited cases, the Company will grant customers extended payment terms of up to 12 months.  The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers.  Historically, the Company has not incurred significant credit related losses.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business.  The Company is not aware of any material current or pending litigation.

Note 12 – Segment Information

As of June 30, 2009, the Company changed its segment reporting from a single segment (formerly referred to as the oilfield services equipment or the geophysical equipment segment) to three reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”  The seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts.  The underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems.  The seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment.

Sales of the Company’s products in each reportable segment are generally related to the level of worldwide marine oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices.

The following table provides selected financial information for each reportable segment for the three month periods ended September 30, 2009 and 2008, and at September 30 and June 30, 2009.

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Corporate Headquarters and Eliminations	Consolidated

Quarter Ended September 30, 2009
Sales to external customers	$3,367,000	$2,691,000	$975,000	$—	$7,033,000
Intersegment sales	—	136,000	—	(136,000)	—
Interest Income	—	—	4,000	102,000	106,000
Depreciation and amortization	38,000	53,000	71,000	5,000	167,000
Income before income taxes	940,000	940,000	428,000	(606,000)	1,702,000
Fixed asset additions	13,000	6,000	—	—	19,000

Balance Sheet Data at September 30, 2009
Segment assets	$18,724,000	$13,918,000	$7,086,000	$31,489,000	$71,217,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000

Quarter Ended September 30, 2008
Sales to external customers	$4,577,000	$5,157,000	$1,529,000	$—	$11,263,000
Intersegment sales	—	377,000	—	(377,000)	—
Interest Income	—	—	3,000	80,000	83,000
Depreciation and amortization	44,000	73,000	65,000	5,000	187,000
Income before income taxes	692,000	2,391,000	890,000	(572,000)	3,401,000
Fixed asset additions	44,000	82,000	94,000	—	220,000

Balance Sheet Data at June 30, 2009
Segment assets	$19,918,000	$15,950,000	$7,459,000	$27,197,000	$70,524,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000

          The Company does not allocate income taxes to the segments.  Segment assets at June 30, 2009 for Seismic Energy Sources and Corporate Headquarters have been restated to conform with the presentation for September 30, 2009.

Note 13 — Subsequent Events

As required by ASC 855, “Subsequent Events,” the Company has evaluated events subsequent to September 30, 2009 and through November 6, 2009, the date the September 30, 2009 financial statements were filed, and determined that there were no events or transactions occurring that would have had a material impact on the Company’s results of operations or financial condition as of September 30, 2009.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements (Unaudited) and accompanying notes and other detailed information appearing elsewhere in this Form 10-Q.  This discussion and certain other information in this Form 10-Q includes forward-looking statements, including statements about the demand for the Company’s products and future results.  Please refer to the “Cautionary Statement for Purposes of Forward-Looking Statements” below.

In this Quarterly Report on Form 10-Q, we refer to Bolt Technology Corporation and its subsidiaries as “we,” “the registrant” or “the Company,” unless the context clearly indicates otherwise.

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

Overview

The Company operates in the oilfield services equipment business and has three operating units:  seismic energy sources, underwater cables and connectors and seismic energy source controllers.  Commencing in the fiscal year ended June 30, 2009, each of these operating units is considered to be a separate reportable segment.  Prior to fiscal 2009, the above operating units were reported in one reportable segment, which was referred to as the oilfield services equipment or geophysical equipment segment.  Please refer to Note 12 to Consolidated Financial Statements (Unaudited) for further information on reportable segments.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP.” In the past, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, FASB Interpretations, FASB Staff Positions and other pronouncements.  On July 1, 2009, the FASB released FASB Accounting Standards Codification (“ASC”), which requires that when referring to guidance issued by the FASB, such referrals should be based on topics in the ASC and not on FASB Statements, FASB Interpretations, FASB Staff Positions or other pronouncements.  This change was made effective by the FASB for accounting periods ending after September 15, 2009.  In view of this change, the Company has changed its references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the ASC.  The ASC does not change how the Company accounts for its transactions or makes its disclosures in notes to consolidated financial statements.

The Company’s products in all three segments share a common economic characteristic: sales are generally related to the level of worldwide marine oil and gas exploration and development activity.  During the last half of calendar year 2008, the price of oil significantly decreased and worldwide energy demand decreased due to the global economic slowdown.  These factors lowered the demand for marine seismic exploration surveys and as a result, the demand for the Company’s products has decreased.  The Company’s sales decreased 21% in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008, and 38% in the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008.  Longer term, we believe that the fundamentals for the industry remain strong due to the imbalance between supply and demand, low reserve replacement rates and increasing global demand.  As economic conditions improve, we anticipate increased demand for the Company’s products.

The Company’s balance sheet continued to strengthen during the three month period ended September 30, 2009.  Cash, cash equivalents and short-term investments increased from $27,737,000 at June 30, 2009 to $33,752,000 at September 30, 2009, and working capital increased from $49,935,000 at June 30, 2009 to $51,340,000 at September 30, 2009.  The Company remained debt free at September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, the Company believes that current cash and cash equivalent balances, short-term investments and projected cash flow from operations in fiscal 2010 will be  adequate to meet foreseeable operating needs.

Three Months Ended September 30, 2009

At September 30, 2009, the Company had $33,752,000 in cash, cash equivalents and short-term investments.  This amount is $6,015,000 or 22% greater than at June 30, 2009.

For the three month period ended September 30, 2009, cash flow from operating activities after changes in working capital items was $6,042,000, primarily due to net income adjusted for non cash items and lower accounts receivable, partially offset by lower current liabilities.

For the three month period ended September 30, 2009, cash flow from investing activities was $1,022,000 due to proceeds received from matured short-term investments of $1,041,000 and capital expenditures of $19,000 for new and replacement equipment.

The Company anticipates that capital expenditures for the remainder of fiscal 2010 will be less than $400,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At September 30, 2009 and June 30, 2009, the five customers with the highest accounts receivable balances represented 55% and 53% of the consolidated accounts receivable balances on those dates, respectively.

Three Months Ended September 30, 2008

At September 30, 2008, the Company had $20,337,000 in cash and cash equivalents.  This amount was $1,200,000 or 6% higher than the amount of cash and cash equivalents at June 30, 2008.

For the three month period ended September 30, 2008, cash flow from operating activities after changes in working capital items was $1,420,000, primarily due to net income adjusted for non cash items and lower accounts receivable, partially offset by higher inventories and lower current liabilities.

For the three month period ended September 30, 2008, cash flow from investing activities was ($220,000) primarily relating to capital expenditures for new and replacement manufacturing equipment and leasehold improvements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

During the three month period ended September 30, 2009, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009.  The Company had no long-term borrowings, capital leases, purchase obligations or other long term liabilities at September 30, 2009.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Consolidated sales for the three month period ended September 30, 2009 totaled $7,033,000, a decrease of $4,230,000 or 38% from the three month period ended September 30, 2008.  Sales in all three reportable segments decreased:  sales of seismic energy source systems  decreased by $1,210,000 (26%), sales of underwater cables and connectors decreased by $2,466,000 (48%), and sales of seismic energy source controllers decreased by $554,000 (36%).  The above sales decreases are due to lower marine seismic exploration activity caused by the global economic slowdown.

Consolidated gross profit as a percentage of consolidated sales was 51% for the three month period ended September 30, 2009 versus 49% for the three month period ended September 30, 2008.  The improvement in the gross profit percentage was caused primarily by a reduction in the amount of manufacturing outsourcing and lower raw material costs.

Research and development costs for the three month period ended September 30, 2009 increased by $10,000 or 16% from the three month period ended September 30, 2008.  These expenditures were associated with new product development.

Selling, general and administrative expenses decreased by $255,000 or 12% in the three month period ended September 30, 2009 from the three month period ended September 30, 2008, primarily due to expense reductions in the following areas:  advertising and trade show ($68,000); freight out ($54,000); compensation costs ($52,000); and professional fees ($38,000).

Interest income increased by $23,000 or 28% in the three month period ended September 30, 2009 from the three month period ended September 30, 2008 primarily due to increases in the Company’s cash and cash equivalent balances.

The provision for income taxes for the three month period ended September 30, 2009 was $524,000, an effective tax rate of 31%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.  The provision for income taxes for the three month period ended September 30, 2008 was $1,121,000, an effective tax rate of 33%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction partially offset by state income taxes.

The above mentioned factors resulted in net income for the three month period ended September 30, 2009 of $1,178,000 compared to net income of $2,280,000 for the three month period ended September 30, 2008.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at September 30, 2009 and June 30, 2009 was $677,000 and $651,000, respectively.  At September 30, 2009 and June 30, 2009, approximately $1,995,000 and $1,777,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume.  At September 30, 2009, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $1,155,000.  Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the three month period ended September 30, 2009, the inventory valuation reserve was increased by $26,000, and the Company did not scrap or dispose of any items.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded.  If that assessment changes,  a charge or a benefit would be recorded in the consolidated statement of income.  The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2009 and June 30, 2009 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by ASC 350, “Intangibles – Goodwill and Other,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise.  Management tested goodwill for impairment as of June 30, 2009 and 2008, and the tests indicated no impairment.  The Company reviewed goodwill at September 30, 2009, and such review did not indicate impairment.

Goodwill represents approximately 15% of the Company’s total assets at September 30, 2009 and the evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.  See Notes 2 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

Business Combinations

ASC 805, “Business Combinations” requires the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill.  ASC 805 requires, among other things, the buyer to: (1) fair value assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination.  ASC 805 also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest.  Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain.  In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, ASC 805 requires that the reduction or elimination of the valuation allowance be accounted for as a reduction of income tax expense.  ASC 805 is effective for fiscal years beginning on or after December 15, 2008.  The Company will apply ASC 805 to any acquisitions that are made on or after July 1, 2009.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5 – Other Information

The Company and Raymond M. Soto, Chairman of the Board, Chief Executive Officer and President of the Company, have entered into an amendment, dated as of November 5, 2009, of Mr. Soto’s employment agreement with the Company that substitutes a term life insurance policy in the amount of at least $500,000 to replace the prior obligation of the Company to pay a death benefit to Mr. Soto’s estate equal to one year’s base salary.  The amendment also removes the obligation for the Company to maintain certain supplemental disability insurance for Mr. Soto, and clarifies certain other terms.

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

10.5
Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009*.†

10.6
Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†

10.7
Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.8
Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

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

BOLT TECHNOLOGY CORPORATION

Date: November 6, 2009	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.5
Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009*.†

10.6
Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†

10.7
Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.8
Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

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