Form 10-Q
period 2009-12-31
BOLT TECHNOLOGY CORP
filed 2010-02-09
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

At February 5, 2010, there were 8,692,843 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) -
	Three months and six months ended December 31, 2009 and 2008	3

	Consolidated Balance Sheets -
	December 31, 2009 (Unaudited) and June 30, 2009	4

	Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended December 31, 2009 and 2008	5

	Notes to Consolidated Financial Statements (Unaudited)	6-18

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II - Other Information:

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	29-30

Signatures		31

Exhibit Index		32-33

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Sales	$8,675,000	$13,590,000	$15,708,000	$24,853,000

Costs and Expenses:
Cost of sales	4,271,000	6,900,000	7,737,000	12,629,000
Research and development	132,000	74,000	205,000	137,000
Selling, general and administrative	2,193,000	2,207,000	4,091,000	4,360,000
Interest income	(100,000)	(116,000)	(206,000)	(199,000)

	6,496,000	9,065,000	11,827,000	16,927,000

Income before income taxes	2,179,000	4,525,000	3,881,000	7,926,000
Provision for income taxes	718,000	1,499,000	1,242,000	2,620,000
Net income	$1,461,000	$3,026,000	$2,639,000	$5,306,000

Earnings per share:
Basic	$0.17	$0.35	$0.31	$0.62
Diluted	$0.17	$0.35	$0.31	$0.62

Average number of common shares outstanding:
Basic	8,592,695	8,581,343	8,591,399	8,581,343
Diluted	8,626,233	8,585,967	8,624,286	8,591,091

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	June 30,
	(unaudited)	2009

ASSETS

Current Assets:
Cash and cash equivalents	$34,803,000	$25,696,000
Short-term investments	-	2,041,000
Accounts receivable, net	7,024,000	11,576,000
Inventories, net	13,103,000	14,064,000
Deferred income taxes	428,000	357,000
Other	241,000	257,000
Total current assets	55,599,000	53,991,000
Property, Plant and Equipment, net	4,054,000	4,191,000
Goodwill, net	10,957,000	10,957,000
Other Intangible Assets, net	1,112,000	1,232,000
Other Assets	216,000	153,000
Total assets	$71,938,000	$70,524,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$719,000	$958,000
Accrued expenses	1,627,000	2,904,000
Income taxes payable	194,000	194,000
Total current liabilities	2,540,000	4,056,000
Stockholders’ Equity:
Common stock	29,338,000	29,047,000
Retained earnings	40,060,000	37,421,000
Total stockholders’ equity	69,398,000	66,468,000
Total liabilities and stockholders’ equity	$71,938,000	$70,524,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2009	2008

Cash Flows From Operating Activities:
Net income	$2,639,000	$5,306,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	223,000	256,000
Amortization	120,000	120,000
Deferred income taxes	(130,000)	(86,000)
Stock based compensation expense	298,000	209,000
Change in operating assets and liabilities:
Accounts receivable	4,552,000	(284,000)
Inventories	961,000	(1,531,000)
Other assets	12,000	108,000
Accounts payable	(239,000)	(284,000)
Accrued expenses	(650,000)	(1,129,000)
Income taxes payable	-	(165,000)
Customer deposits	-	676,000
Net cash provided by operating activities	7,786,000	3,196,000

Cash Flows From Investing Activities:
Purchase of RTS	(627,000)	(760,000)
Purchase of property, plant and equipment	(86,000)	(258,000)
Proceeds from short-term investments	2,041,000	-
Net cash provided (used) by investing activities	1,328,000	(1,018,000)

Cash Flows From Financing Activities:
Tax (liability) benefits on stock options	(7,000)	41,000
Net cash (used) provided by financing activities	(7,000)	41,000

Net increase in cash and cash equivalents	9,107,000	2,219,000
Cash and cash equivalents at beginning of period	25,696,000	19,137,000
Cash and cash equivalents at end of period	$34,803,000	$21,356,000

Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$1,379,000	$2,830,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of December 31, 2009, the Consolidated Statements of Income for the three month and six month periods ended December 31, 2009 and 2008 and the Consolidated Statements of Cash Flows for the six month periods ended December 31, 2009 and 2008 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal, recurring items.  Interim results are not necessarily indicative of results for a full year.  These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP.” In the past, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, FASB Interpretations, FASB Staff Positions and other pronouncements.  On July 1, 2009, the FASB released FASB Accounting Standards Codification (“ASC”), which requires that references to guidance issued by the FASB should be based on topics in the ASC and not on FASB Statements, FASB Interpretations, FASB Staff Positions or other pronouncements.  This change was made effective by the FASB for accounting periods ending after September 15, 2009.  Accordingly, references to GAAP in this Quarterly Report on Form 10-Q reflect the guidance in the ASC.  The ASC does not change how the Company accounts for its transactions or makes its disclosures in notes to consolidated financial statements.

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

Allowance for Uncollectible Accounts:

The allowance for uncollectible accounts is established through a provision for bad debts charged to expense.  Accounts receivable are charged against the allowance for uncollectible accounts when the Company believes that collection of the principal is unlikely.  The allowance is an amount that the Company believes will be adequate to absorb estimated losses on existing accounts receivable balances based on the evaluation of their collectability and prior bad debt experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall quality of accounts receivable, review of specific problem accounts receivable, and current economic and industry conditions that may affect customers’ ability to pay.  While the Company uses the best information available to the Company to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic and industry conditions or any other factors considered in the Company’s evaluation.

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

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations.  The Company tests goodwill for impairment annually or more frequently if impairment indicators arise.  Step one of the goodwill impairment test is to compare the fair value of the reporting unit with its carrying amount.  The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale.  The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities.  If the fair value of a reporting unit is greater than the carrying amount, the Company would consider goodwill not to be impaired.  If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss.  Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose.  Goodwill was tested for impairment, and the tests indicated no impairment of the goodwill balances, at June 30, 2009.  The Company reviewed goodwill at December 31, 2009, and such review did not result in any indicators of impairment.

The estimated fair value of the A-G reporting unit was determined by utilizing the capitalized cash flow method.  The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow and the market price method.  The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit.  The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies.  Based on the foregoing, the Company determined that there was no impairment as of June 30, 2009.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets.  The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  The Company’s reviews as of December 31, 2009 and June 30, 2009 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution.  The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and six month periods ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net income available to common stockholders	$1,461,000	$3,026,000	$2,639,000	$5,306,000

Divided by:
Weighted average common shares	8,592,695	8,581,343	8,591,399	8,581,343
Weighted average common share equivalents	33,538	4,624	32,887	9,748
Total weighted average common shares and common share equivalents	8,626,233	8,585,967	8,624,286	8,591,091

Basic earnings per share	$0.17	$0.35	$0.31	$0.62
Diluted earnings per share	$0.17	$0.35	$0.31	$0.62

For the three month periods ended December 31, 2009 and 2008, the calculations do not include options to acquire 158,000 shares and 108,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

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

Note 3 – Short-Term Investments

Short-term investments are comprised of highly liquid municipal securities with original maturities of over three months and less than one year.  It is the Company’s intention to hold the securities until maturity.  Short-term investments are carried at cost which approximates fair value.  At December 31, 2009, the Company did not have any short-term investments.

Note 4 – Inventories

Inventories consist of the following:

	December 31, 2009	June 30, 2009

Raw materials and sub-assemblies	$12,713,000	$13,730,000
Work-in-process	1,153,000	985,000
	13,866,000	14,715,000
Less – Reserve for inventory valuation	(763,000)	(651,000)
	$13,103,000	$14,064,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at December 31, 2009 and June 30, 2009 was $763,000 and $651,000, respectively.  At December 31, 2009 and June 30, 2009, approximately $2,264,000 and $1,777,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume.  At December 31, 2009, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $1,263,000.  Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the six month period ended December 31, 2009, the inventory valuation reserve was increased by $112,000, and the Company did not scrap or dispose of any items.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2009	June 30, 2009
Land	$253,000	$253,000
Buildings	1,130,000	1,126,000
Leasehold improvements	679,000	677,000
Machinery and equipment	9,115,000	9,035,000
	11,177,000	11,091,000
Less - accumulated depreciation	(7,123,000)	(6,900,000)
	$4,054,000	$4,191,000

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of A-G in fiscal year 1999 and RTS in fiscal year 2008.  A-G and RTS are two reporting units under ASC 350, “Intangibles – Goodwill and Other.”  Bolt, the parent of A-G and RTS, is a third reporting unit and has no goodwill.

The composition of the net goodwill balance at December 31, 2009 and June 30, 2009 is as follows:

A-G	$7,679,000
RTS	3,278,000
$10,957,000

Goodwill represents approximately 15% of the Company’s total assets at December 31, 2009.  The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets at December 31, 2009 and June 30, 2009 in the gross amount of $1,712,000 ($1,112,000 and $1,232,000 at December 31, 2009 and June 30, 2009, respectively, net of amortization) represent the intangible assets acquired in the purchase of RTS.  The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years.  Intangible asset amortization recorded in each of the six month periods ended December 31, 2009 and 2008 amounted to $120,000.  Intangible asset amortization is estimated to be $240,000 in fiscal years 2010, 2011 and 2012, $188,000 in fiscal year 2013 and $28,000 in fiscal year 2014.

Note 8 – Income Taxes

Income tax expense consists of the following for the six month periods ended December 31:

	2009	2008
Current:
Federal	$1,361,000	$2,686,000
State	11,000	20,000

Deferred:
Federal	(130,000)	(86,000)
State	-	-
Income tax expense	$1,242,000	$2,620,000

ASC 740, “Income Taxes” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the providing of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at December 31, 2009.  There were no unallocated tax reserves at December 31, 2009.  The Company’s policy is to record any interest and penalties as a component of income tax expense.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2006 are no longer subject to examination by the Internal Revenue Service.

Note 9 – Stock Options and Restricted Stock

The Company recognizes compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

The Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan (the “Plan”) provides that 750,000 shares of Common Stock may be used for awards under the Plan, of which up to 225,000 shares of Common Stock may be used for restricted stock awards.  Options granted to employees can become vested over, and can be exercisable for, a period of up to ten years.  The Plan also provides that each non-employee director is granted options to purchase 7,500 shares of Common Stock on the date of his or her election to the Board of Directors.  Each such option granted to a non-employee director has an option term of five years from the date of grant and becomes exercisable with respect to 25% of the shares covered under the option in each of the second through fifth years of its term.  Under the terms of the Plan, no options or restricted stock can be granted or awarded subsequent to June 30, 2016.

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the Plan was $1,729,000 as of the option grant dates. This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the four-year vesting period. Stock option compensation expense was $153,000 and $118,000 for the six month periods ended December 31, 2009 and 2008, respectively. Unrecognized compensation expense for stock options at December 31, 2009 amounted to $1,123,000 and is expected to be recognized over the next 3.4 years.

A summary of changes in stock options during the six month period ended December 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Contractual Life

Options outstanding at June 30, 2009	123,000	$18.19	$10.00	3.3 years
Granted	65,000	$12.30	$7.68	4.7 years
Exercised	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at December 31, 2009	188,000	$16.15	$9.20	3.4 years

During the six month period ended December 31, 2009, stock option grants for 65,000 shares were awarded (50,000 shares in August 2009 and 15,000 shares in November 2009).  The fair value of options granted was $8.39 and $5.30 for the August 2009 and November 2009 grants, respectively, as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Stock Option Grant Date August 2009	Stock Option Grant Date November 2009
Expected dividend yield	0%	0%
Expected stock price volatility	79.3%	60.0%
Risk-free interest rate	2.46%	2.15%
Expected life (years)	5	5

At December 31, 2009, there was no aggregate intrinsic value for outstanding options because the market price at December 31, 2009 was less than the weighted average exercise price of such options.  The expiration dates for the outstanding options at December 31, 2009 are: 37,500 shares in November 2011, 24,000 shares in April 2012, 7,500 shares in November 2012, 15,750 shares in January 2013, 23,250 shares in June 2013, 15,000 shares in November 2013, 50,000 shares in August 2014 and 15,000 shares in November 2014.  There were 57,375 exercisable options outstanding at December 31, 2009, of which 36,161 were non-qualified stock options and 21,214 were qualified stock options.

During the six month periods ended December 31, 2009 and 2008, 15,000 and 11,250 options vested, respectively. The weighted average exercise price of exercisable options as of December 31, 2009 was $17.45.  At December 31, 2009, there was no aggregate intrinsic value of exercisable options because the market price at December 31, 2009 was less than the weighted average exercise price of exercisable options.  The weighted average remaining contractual life of exercisable options at December 31, 2009 was 2.4 years.

During the six month period ended December 31, 2009, shares of restricted stock were granted in August 2009 (37,000 shares), September 2009 (6,000 shares) and November 2009 (2,500 shares).  These shares vest over a five year period and the cost to recipients is zero.  The aggregate compensation cost for restricted stock granted during the six month periods ended December 31, 2009 and 2008 was $580,000 and $373,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period.  Restricted stock compensation expense was $145,000 and $91,000 for the six month periods ended December 2009 and 2008, respectively.  Unrecognized compensation expense for restricted stock at December 31, 2009 amounted to $1,268,000.

A summary of changes in restricted stock awards during the six month period ended December 31, 2009 is as follows:

	Shares	Weighted Average Fair Value
Unvested restricted stock awards outstanding at June 30, 2009	56,400	$16.90
Granted	45,500	12.74
Vested	(4,600)	16.22
Forfeited	-	-
Unvested restricted stock awards outstanding at December 31, 2009	97,300	$14.99

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

Note 10 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the six month period ended December 31, 2009 were as follows:

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance June 30, 2009	8,645,093	$29,047,000	$37,421,000	$66,468,000
Restricted stock grants	45,500	—	—	—
Stock based compensation expense	—	298,000	—	298,000
Tax benefits on stock options	—	(7,000)	—	(7,000)
Net Income	—	—	2,639,000	2,639,000
Balance December 31, 2009	8,690,593	$29,338,000	$40,060,000	$69,398,000

At June 30, 2009 and December 31, 2009, 20,000,000 shares of common stock were authorized.

Note 11 – Contingencies

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments and trade accounts receivable.  The Company maintains substantial cash and cash equivalent balances with various financial institutions in amounts that exceed the limit of FDIC insurance.  The Company believes that the risk of loss associated with cash and cash equivalents is remote.  At December 31, 2009, the Company did not have any short-term investments.  The Company believes that the concentration of credit risk in its trade accounts receivable is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms.  The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment.  In limited cases, the Company will grant customers extended payment terms of up to 12 months.  The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers.  Historically, the Company has not incurred significant credit related losses.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business.  The Company is not aware of any material current or pending litigation.

Note 12 – Segment Information

Effective June 30, 2009, the Company changed its segment reporting from a single segment (formerly referred to as the oilfield services equipment or the geophysical equipment segment) to three reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”  The seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts.  The underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems.  The seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment.

Sales of the Company’s products in each reportable segment are generally related to the level of worldwide marine oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices.

The following table provides selected financial information for each reportable segment for the three and six month periods ended December 31, 2009 and 2008, and at December 31 and June 30, 2009.

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Corporate Headquarters and Eliminations	Consolidated

Six Months Ended December 31, 2009
Sales to external customers	$7,845,000	$5,531,000	$2,332,000	$—	$15,708,000
Intersegment sales	—	535,000	—	(535,000)	—
Interest income	—	—	5,000	201,000	206,000
Depreciation and amortization	76,000	115,000	143,000	9,000	343,000
Income before income taxes	2,083,000	1,989,000	1,079,000	(1,270,000)	3,881,000
Fixed asset additions	74,000	9,000	3,000	—	86,000

Three Months Ended December 31, 2009
Sales to external customers	$4,478,000	$2,840,000	$1,357,000	$—	$8,675,000
Intersegment sales	—	399,000	—	(399,000)	—
Interest income	—	—	1,000	99,000	100,000
Depreciation and amortization	38,000	62,000	72,000	4,000	176,000
Income before income taxes	1,143,000	1,049,000	651,000	(664,000)	2,179,000
Fixed asset additions	61,000	3,000	3,000	—	67,000

Balance Sheet Data at December 31, 2009
Segment assets	$18,859,000	$13,876,000	$7,154,000	$32,049,000	$71,938,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000

Six Months Ended December 31, 2008
Sales to external customers	$11,335,000	$10,232,000	$3,286,000	$—	$24,853,000
Intersegment sales	—	598,000	—	(598,000)	—
Interest income	—	—	9,000	190,000	199,000
Depreciation and amortization	88,000	150,000	129,000	9,000	376,000
Income before income taxes	2,671,000	4,478,000	1,852,000	(1,075,000)	7,926,000
Fixed asset additions	47,000	95,000	116,000	—	258,000

Three Months Ended December 31, 2008
Sales to external customers	$6,758,000	$5,075,000	$1,757,000	$—	$13,590,000
Intersegment sales	—	221,000	—	(221,000)	—
Interest income	—	—	6,000	110,000	116,000
Depreciation and amortization	44,000	77,000	64,000	4,000	189,000
Income before income taxes	1,979,000	2,087,000	962,000	(503,000)	4,525,000
Fixed asset additions	3,000	13,000	22,000	—	38,000

Balance Sheet Data at June 30, 2009
Segment assets	$19,918,000	$15,950,000	$7,459,000	$27,197,000	$70,524,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000

The Company does not allocate income taxes to the segments.  Segment assets at June 30, 2009 for Seismic Energy Sources and Corporate Headquarters have been restated to conform with the presentation for December 31, 2009.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through February 9, 2010, the date these consolidated financial statements were filed with the Securities and Exchange Commission, and determined that there were no events or transactions occurring subsequent to December 31, 2009 that would have a material impact on the Company’s consolidated financial statements, and that there were no events or transactions occurring subsequent to December 31, 2009 that would require disclosure, except as set forth in the following paragraph.

The Securities and Exchange Commission declared the Company’s shelf registration statement on Form S-3, relating to the sale of up to $50,000,000 of equity, debt or other types of securities described in the shelf registration statement, effective on January 29, 2010. The proceeds of the securities may be used for acquisitions, capital expenditures, repayment of debt the Company may incur in the future, working capital and other general corporate purposes. The specifics of any potential future offering, along with the prices, terms and use of proceeds of any securities offered by the Company, will be determined at the time of any applicable offering and will be described in a prospectus supplement at the time of such applicable offering. The Company has no current plans to offer any securities under the shelf registration statement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements (Unaudited) and accompanying notes and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q.  This discussion and certain other information in this Quarterly Report on Form 10-Q includes forward-looking statements, including statements about the demand for the Company’s products and future results.  Please refer to the “Cautionary Statement for Purposes of Forward-Looking Statements” set forth below.

In this Quarterly Report on Form 10-Q, we refer to Bolt Technology Corporation and its subsidiaries as “we,” “the registrant” or “the Company,” unless the context clearly indicates otherwise.

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, (v) the risk of fluctuations in future operating results, (vi) risks associated with global economic conditions and (vii) other risks detailed in the Company’s filings with the Securities and Exchange Commission.  The Company believes that forward-looking statements made by it are based on reasonable expectations.  However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.  The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “may,” “could,” “should” and similar expressions are intended to identify forward-looking statements.

Overview

The Company operates in the oilfield services equipment business and has three operating units:  seismic energy sources, underwater cables and connectors and seismic energy source controllers.  Effective June 30, 2009, each of these operating units is considered to be a separate reportable segment.  Prior to June 30, 2009, the above operating units were reported in one reportable segment, which was referred to as the oilfield services equipment or geophysical equipment segment.  Refer to Note 12 to Consolidated Financial Statements (Unaudited) for further information on reportable segments.

The Company’s products in all three segments share a common economic characteristic: sales are generally related to the level of worldwide marine oil and gas exploration and development activity.  During the last half of calendar year 2008, the price of oil significantly decreased and worldwide energy demand decreased due to the global economic slowdown.  These factors lowered the demand for marine seismic exploration surveys and as a result, the demand for the Company’s products has decreased.  The Company’s sales decreased 21% in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008, and 37% in the six month period ended December 31, 2009 compared to the six month period ended December 31, 2008.  However, all three of our reportable segments operated profitably during the first six months of fiscal year 2010.  Our fiscal year 2010 second quarter net income of $1,461,000 (earnings per diluted share of $0.17) increased by 24% from the first quarter net income of $1,178,000 (earnings per diluted share of $0.14) due primarily to a 23% sales increase during the second quarter over the first quarter. Our outlook for the remainder of fiscal year 2010 remains dependent on continued improvement in economic growth resulting in increased demand for hydro-carbon exploration, including marine seismic exploration.

The Company’s balance sheet continued to strengthen during the six month period ended December 31, 2009.  Cash, cash equivalents and short-term investments increased from $27,737,000 at June 30, 2009 to $34,803,000 at December 31, 2009, and working capital increased from $49,935,000 at June 30, 2009 to $53,059,000 at December 31, 2009.  The Company remained debt free at December 31, 2009.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP.” In the past, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, FASB Interpretations, FASB Staff Positions and other pronouncements.  On July 1, 2009, the FASB released FASB Accounting Standards Codification (“ASC”), which requires that references to guidance issued by the FASB should be based on topics in the ASC and not on FASB Statements, FASB Interpretations, FASB Staff Positions or other pronouncements.  This change was made effective by the FASB for accounting periods ending after September 15, 2009.  Accordingly, references to GAAP in this Quarterly Report on Form 10-Q reflect the guidance in the ASC.  The ASC does not change how the Company accounts for its transactions or makes its disclosures in notes to consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2009, the Company believes that current cash and cash equivalent balances and projected cash flow from operations in fiscal year 2010 will be adequate to meet foreseeable operating needs.

The Securities and Exchange Commission declared the Company’s shelf registration statement on Form S-3, relating to the sale of up to $50,000,000 of equity, debt or other types of securities described in the shelf registration statement, effective on January 29, 2010. The proceeds of the securities may be used for acquisitions, capital expenditures, repayment of debt the Company may incur in the future, working capital and other general corporate purposes. The specifics of any potential future offering, along with the prices, terms and use of proceeds of any securities offered by the Company, will be determined at the time of any applicable offering and will be described in a prospectus supplement at the time of such applicable offering. The Company has no current plans to offer securities under the shelf registration statement.

Six Months Ended December 31, 2009

At December 31, 2009, the Company had $34,803,000 in cash and cash equivalents.  This amount is $9,107,000 or 35% greater than at June 30, 2009.

For the six month period ended December 31, 2009, cash flow from operating activities after changes in working capital items was $7,786,000, primarily due to net income adjusted for non-cash items and lower accounts receivable and inventories, partially offset by lower current liabilities.

For the six month period ended December 31, 2009, cash flow from investing activities was $1,328,000 due to proceeds received from matured short-term investments of $2,041,000, partially offset by a final RTS earn-out payment of $627,000 and capital expenditures of $86,000 for new and replacement equipment.

The Company anticipates that capital expenditures for the remainder of fiscal year 2010 will be less than $400,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At December 31, 2009 and June 30, 2009, the five customers with the highest accounts receivable balances represented 57% and 53% of the consolidated accounts receivable balances on those dates, respectively.

Six Months Ended December 31, 2008

At December 31, 2008, the Company had $21,356,000 in cash and cash equivalents.  This amount was $2,219,000 or 12% higher than the amount of cash and cash equivalents at June 30, 2008.

For the six month period ended December 31, 2008, cash flow from operating activities after changes in working capital items was $3,196,000, primarily due to net income adjusted for non-cash items, partially offset by higher accounts receivable, higher inventories and lower current liabilities.

For the six month period ended December 31, 2008, cash flow from investing activities was ($1,018,000) primarily relating to an RTS earn-out payment of $760,000 and capital expenditures of $258,000 for new and replacement equipment and leasehold improvements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

During the six month period ended December 31, 2009, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009.  The Company had no long-term borrowings, capital leases, purchase obligations or other long term liabilities at December 31, 2009.

Results of Operations

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Consolidated sales for the six month period ended December 31, 2009 totaled $15,708,000, a decrease of $9,145,000 or 37% from the six month period ended December 31, 2008.  Sales in all three reportable segments decreased:  sales of seismic energy sources decreased by $3,490,000 (31%), sales of underwater cables and connectors decreased by $4,701,000 (46%), and sales of seismic energy source controllers decreased by $954,000 (29%).  The above sales decreases are due to lower marine seismic exploration activity caused by the global economic slowdown.

Consolidated gross profit as a percentage of consolidated sales was 51% for the six month period ended December 31, 2009 versus 49% for the six month period ended December 31, 2008.  The improvement in the gross profit percentage was caused primarily by a reduction in the amount of manufacturing outsourcing, overtime, temporary help and lower raw material costs.

Research and development costs for the six month period ended December 31, 2009 increased by $68,000 or 50% from the six month period ended December 31, 2008.  These costs were primarily due to product development.

Selling, general and administrative expenses decreased by $269,000 or 6% in the six month period ended December 31, 2009 from the six month period ended December 31, 2008, primarily due to expense reductions in the following areas:  compensation costs ($136,000); freight out  ($61,000); and travel and entertainment ($55,000).

Interest income increased by $7,000 or 4% in the six month period ended December 31, 2009 from the six month period ended December 31, 2008 primarily due to increases in the Company’s cash and cash equivalent balances, partially offset by lower interest rates.

The provision for income taxes for the six month period ended December 31, 2009 was $1,242,000, an effective tax rate of 32%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.  The provision for income taxes for the six month period ended December 31, 2008 was $2,620,000, an effective tax rate of 33%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in net income for the six month period ended December 31, 2009 of $2,639,000 compared to net income of $5,306,000 for the six month period ended December 31, 2008.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Consolidated sales for the three month period ended December 31, 2009 totaled $8,675,000, a decrease of $4,915,000 or 36% from the three month period ended December 31, 2008.  Sales in all three reportable segments decreased:  sales of seismic energy sources decreased by $2,280,000 (34%), sales of underwater cables and connectors decreased by $2,235,000 (44%), and sales of seismic energy source controllers decreased by $400,000 (23%).  The above sales decreases are due to lower marine seismic exploration activity caused by the global economic slowdown.

Consolidated gross profit as a percentage of consolidated sales was 51% for the three month period ended December 31, 2009 versus 49% for the three month period ended December 31, 2008.  The improvement in the gross profit percentage was caused primarily by a reduction in the amount of manufacturing outsourcing, overtime, temporary help and raw material costs.

Research and development costs for the three month period ended December 31, 2009 increased by $58,000 or 78% from the three month period ended December 31, 2008.  These costs were primarily due to new product development.

Selling, general and administrative expenses decreased by $14,000 or 1% in the three month period ended December 31, 2009 from the three month period ended December 31, 2008, primarily due to lower compensation costs ($81,000) and travel and entertainment expense ($45,000), partially offset by higher trade show expense  ($107,000).

Interest income decreased by $16,000 or 14% in the three month period ended December 31, 2009 from the three month period ended December 31, 2008, reflecting lower interest rates.

The provision for income taxes for the three month period ended December 31, 2009 was $718,000, an effective tax rate of 33%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.  The provision for income taxes for the three month period ended December 31, 2008 was $1,499,000, an effective tax rate of 33%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in net income for the three month period ended December 31, 2009 of $1,461,000 compared to net income of $3,026,000 for the three month period ended December 31, 2008.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at December 31, 2009 and June 30, 2009 was $763,000 and $651,000, respectively.  At December 31, 2009 and June 30, 2009, approximately $2,264,000 and $1,777,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume.  At December 31, 2009, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $1,263,000.  Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the six month period ended December 31, 2009, the inventory valuation reserve was increased by $112,000, and the Company did not scrap or dispose of any items.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded.  If that assessment changes,  a charge or a benefit would be recorded in the consolidated statement of income.  The Company has concluded that no deferred tax valuation allowance was necessary at December 31, 2009 and June 30, 2009 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by ASC 350, “Intangibles – Goodwill and Other,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment, and the tests indicated no impairment of the goodwill balances, at June 30, 2009.  The Company reviewed goodwill at December 31, 2009, and such review did not result in indicators of impairment.

Goodwill represents approximately 15% of the Company’s total assets at December 31, 2009. The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.  See Notes 2 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

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

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of the Company was held on November 24, 2009 to elect three directors to hold office for a term of three years.

Each of the following directors was elected to serve as a director to hold office for three years or until his successor is elected and qualified based on the following votes:

Name	Votes for	Votes withheld
Michael H. Flynn	6,992,712	870,068
George R. Kabureck	7,077,047	785,733
Raymond M. Soto	7,055,693	807,087

Six incumbent directors, Messrs. Kevin M. Conlisk, Joseph Espeso, Michael C. Hedger, Joseph Mayerick, Jr., Stephen F. Ryan and Gerald M. Smith continue to serve on the Company’s Board of Directors.

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

10.5
Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†

10.6
Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†

10.7
Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.8
Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

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

BOLT TECHNOLOGY CORPORATION

Date: February 9, 2010	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2010	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.5
Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†

10.6
Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†

10.7
Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†

10.8
Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

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