Form 10-Q
period 2010-03-31
BOLT TECHNOLOGY CORP
filed 2010-05-07
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

At May 5, 2010, there were 8,694,843 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) -
	Three months and nine months ended March 31, 2010 and 2009	3

	Consolidated Balance Sheets -
	March 31, 2010 (Unaudited) and June 30, 2009	4

	Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended March 31, 2010 and 2009	5

	Notes to Consolidated Financial Statements (Unaudited)	6-18

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II - Other Information:

Item 6.	Exhibits	28-29

Signatures		30

Exhibit Index		31-32

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales	$5,897,000	$12,960,000	$21,605,000	$37,813,000

Costs and Expenses:
Cost of sales	3,111,000	6,645,000	10,848,000	19,274,000
Research and development	77,000	65,000	282,000	202,000
Selling, general and administrative	1,802,000	2,004,000	5,893,000	6,364,000
Interest income	(103,000)	(95,000)	(309,000)	(294,000)

	4,887,000	8,619,000	16,714,000	25,546,000

Income before income taxes	1,010,000	4,341,000	4,891,000	12,267,000
Provision for income taxes	329,000	1,337,000	1,571,000	3,957,000
Net income	$681,000	$3,004,000	$3,320,000	$8,310,000

Earnings per share:
Basic	$0.08	$0.35	$0.39	$0.97
Diluted	$0.08	$0.35	$0.39	$0.97

Average number of common shares outstanding:
Basic	8,599,415	8,586,896	8,594,071	8,583,194
Diluted	8,603,126	8,587,226	8,617,233	8,589,803

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	June 30,
	(unaudited)	2009

ASSETS

Current Assets:
Cash and cash equivalents	$36,772,000	$25,696,000
Short-term investments	-	2,041,000
Accounts receivable, less allowance for uncollectible accounts of $373,000 in 2010 and $265,000 in 2009	4,515,000	11,576,000
Inventories, net	13,419,000	14,064,000
Deferred income taxes	453,000	357,000
Other	601,000	257,000
Total current assets	55,760,000	53,991,000
Property, Plant and Equipment, net	3,986,000	4,191,000
Goodwill, net	10,957,000	10,957,000
Other Intangible Assets, net	1,052,000	1,232,000
Other Assets	197,000	153,000
Total assets	$71,952,000	$70,524,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$416,000	$958,000
Accrued expenses	1,285,000	2,904,000
Income taxes payable	20,000	194,000
Total current liabilities	1,721,000	4,056,000
Stockholders’ Equity:
Common stock	29,490,000	29,047,000
Retained earnings	40,741,000	37,421,000
Total stockholders’ equity	70,231,000	66,468,000
Total liabilities and stockholders’ equity	$71,952,000	$70,524,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities:
Net income	$3,320,000	$8,310,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	345,000	393,000
Amortization	180,000	180,000
Deferred income taxes	(137,000)	(23,000)
Stock-based compensation expense	468,000	325,000
Change in operating assets and liabilities:
Accounts receivable	7,061,000	1,107,000
Inventories	645,000	(182,000)
Other assets	(347,000)	49,000
Accounts payable	(542,000)	(831,000)
Accrued expenses	(992,000)	(679,000)
Income taxes payable	(174,000)	(790,000)
Net cash provided by operating activities	9,827,000	7,859,000

Cash Flows From Investing Activities:
Proceeds from (purchase of) short-term investments	2,041,000	(2,050,000)
Additional RTS purchase cost (Note 2)	(627,000)	(760,000)
Purchase of property, plant and equipment	(140,000)	(325,000)
Net cash provided (used) by investing activities	1,274,000	(3,135,000)

Cash Flows From Financing Activities:
Tax (liability) benefits on stock-based compensation	(25,000)	41,000
Net cash (used) provided by financing activities	(25,000)	41,000

Net increase in cash and cash equivalents	11,076,000	4,765,000
Cash and cash equivalents at beginning of period	25,696,000	19,137,000
Cash and cash equivalents at end of period	$36,772,000	$23,902,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$2,179,000	$4,730,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2010, the Consolidated Statements of Income for the three month and nine month periods ended March 31, 2010 and 2009 and the Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2010 and 2009 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal, recurring items.  Interim results are not necessarily indicative of results for a full year.  These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Note 2 – Description of Business and Significant Accounting Policies

The Company manufactures and sells marine seismic data acquisition equipment and consists of three operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Real Time Systems Inc. (“RTS”).  As of June 30, 2009, each of these operating units is reported as a separate reportable segment for all periods presented in the Consolidated Financial Statements.  Bolt develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts, which is referred to as the seismic energy sources segment.  A-G develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems, which is referred to as the underwater cables and connectors segment.  RTS develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment, which is referred to as the seismic energy source controllers segment.  See Note 12 to Consolidated Financial Statements (Unaudited) for additional information concerning the Company’s reportable segments.

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

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations.  The Company tests goodwill for impairment annually or more frequently if impairment indicators arise.  Step one of the goodwill impairment test is to compare the fair value of the reporting unit with its carrying amount.  The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale.  The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities.  If the fair value of a reporting unit is greater than the carrying amount, the Company would consider goodwill not to be impaired.  If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss.  Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose.  Goodwill was tested for impairment, and the tests indicated no impairment of the goodwill balances, at June 30, 2009.  The Company reviewed goodwill at March 31, 2010, and such review did not result in any indicators of impairment.

The estimated fair value of the A-G reporting unit was determined by utilizing the capitalized cash flow method.  The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow and the market price methods.  The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit.  The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets.  The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  The Company’s reviews as of March 31, 2010 and June 30, 2009 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

See Notes 6 and 7 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill and other intangible assets, respectively.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution.  The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and nine month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net income available to common stockholders	$681,000	$3,004,000	$3,320,000	$8,310,000

Divided by:
Weighted average common shares	8,599,415	8,586,896	8,594,071	8,583,194
Weighted average common share equivalents	3,711	330	23,162	6,609
Total weighted average common shares and common share equivalents	8,603,126	8,587,226	8,617,233	8,589,803

Basic earnings per share	$0.08	$0.35	$0.39	$0.97
Diluted earnings per share	$0.08	$0.35	$0.39	$0.97

For the three month periods ended March 31, 2010 and 2009, the calculations do not include options to acquire 158,000 shares and 108,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Recent Accounting Developments

Business Combinations

ASC 805, “Business Combinations,” requires the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill.  ASC 805 requires, among other things, the buyer to: (1) fair value assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination.  ASC 805 also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest.  Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain.  In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, ASC 805 requires that the reduction or elimination of the valuation allowance be accounted for as a reduction of income tax expense.  ASC 805 is effective for fiscal years beginning on or after December 15, 2008.  The Company will apply ASC 805 to any acquisitions that are made on or after July 1, 2009.

Note 3 – Short-Term Investments

Short-term investments are comprised of highly liquid municipal securities with original maturities of over three months and less than one year.  It is the Company’s intention to hold the securities until maturity.  Short-term investments are carried at cost which approximates fair value.  At March 31, 2010, the Company did not have any short-term investments.

Note 4 – Inventories

Inventories consist of the following:

	March 31, 2010	June 30, 2009

Raw materials and sub-assemblies	$12,928,000	$13,730,000
Work-in-process	1,281,000	985,000
	14,209,000	14,715,000
Less – Reserve for inventory valuation	(790,000)	(651,000)
	$13,419,000	$14,064,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at March 31, 2010 and June 30, 2009 was $790,000 and $651,000, respectively.  At March 31, 2010 and June 30, 2009, approximately $2,706,000 and $1,777,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume.  At March 31, 2010, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $1,275,000.  Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the nine month period ended March 31, 2010, the inventory valuation reserve was increased by $139,000, and the Company did not scrap or dispose of any items.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2010	June 30, 2009

Land	$253,000	$253,000
Buildings	1,130,000	1,126,000
Leasehold improvements	684,000	677,000
Machinery and equipment	9,164,000	9,035,000
	11,231,000	11,091,000
Less - accumulated depreciation	(7,245,000)	(6,900,000)
	$3,986,000	$4,191,000

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of A-G in fiscal year 1999 and RTS in fiscal year 2008.  A-G and RTS are two reporting units under ASC 350, “Intangibles – Goodwill and Other.”  Bolt, the parent of A-G and RTS, is a third reporting unit and has no goodwill.

The composition of the net goodwill balance at March 31, 2010 and June 30, 2009 is as follows:

A-G	$7,679,000
RTS	3,278,000
$10,957,000

Goodwill represents approximately 15% of the Company’s total assets at March 31, 2010.  The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets at March 31, 2010 and June 30, 2009 in the gross amount of $1,712,000 ($1,052,000 and $1,232,000 at March 31, 2010 and June 30, 2009, respectively, net of amortization) represent the intangible assets acquired in the purchase of RTS.  The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years.  Intangible asset amortization recorded in each of the nine month periods ended March 31, 2010 and 2009 amounted to $180,000.  Intangible asset amortization is estimated to be $240,000 in fiscal years 2010, 2011 and 2012, $188,000 in fiscal year 2013 and $28,000 in fiscal year 2014.

Note 8 – Income Taxes

Income tax expense consists of the following for the nine month periods ended March 31:

	2010	2009
Current:
Federal	$1,686,000	$3,951,000
State	22,000	29,000

Deferred:
Federal	(137,000)	(23,000)
State	-	-
Income tax expense	$1,571,000	$3,957,000

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the providing of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at March 31, 2010.  There were no unallocated tax reserves at March 31, 2010.  The Company’s policy is to record any interest and penalties as a component of income tax expense.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2007 are no longer subject to examination by the Internal Revenue Service.

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

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the Plan was $1,729,000 as of the option grant dates.  This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the four-year vesting period.  Stock option compensation expense was $239,000 and $179,000 for the nine month periods ended March 31, 2010 and 2009, respectively.  Unrecognized compensation expense for stock options at March 31, 2010 amounted to $1,037,000 and is expected to be recognized over the next 3.2 years.

A summary of changes in stock options during the nine month period ended March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Contractual Life

Options outstanding at June 30, 2009	123,000	$18.19	$10.00	3.3 years
Granted	65,000	$12.30	$7.68	4.7 years
Options outstanding at March 31, 2010	188,000	$16.15	$9.20	3.2 years

During the nine month period ended March 31, 2010, stock option grants for 65,000 shares were awarded (50,000 shares in August 2009 and 15,000 shares in November 2009).  The fair value of options granted was $8.39 and $5.30 for the August 2009 and November 2009 grants, respectively, as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Stock Option Grant Date August 2009	Stock Option Grant Date November 2009

Expected dividend yield	0%	0%
Expected stock price volatility	79.3%	60.0%
Risk-free interest rate	2.46%	2.15%
Expected life (years)	5	5

At March 31, 2010, there was no aggregate intrinsic value for outstanding options because the market price at March 31, 2010 was less than the weighted average exercise price of such options.  The expiration dates for the outstanding options at March 31, 2010 are: 37,500 shares in November 2011; 24,000 shares in April 2012; 7,500 shares in November 2012; 15,750 shares in January 2013; 23,250 shares in June 2013; 15,000 shares in November 2013; 50,000 shares in August 2014; and 15,000 shares in November 2014.  There were 61,313 exercisable options outstanding at March 31, 2010, of which 36,698 were non-qualified stock options and 24,615 were qualified stock options.

During the nine month periods ended March 31, 2010 and 2009, 18,398 and 15,188 options vested, respectively. The weighted average exercise price of exercisable options as of March 31, 2010 was $17.53. At March 31, 2010, there was no aggregate intrinsic value of exercisable options because the market price at March 31, 2010 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at March 31, 2010 was 2.2 years.

During the nine month period ended March 31, 2010, 49,750 shares of restricted stock were granted (37,000 shares in August 2009; 6,000 shares in September 2009; 2,500 shares in November 2009; 2,250 shares in January 2010; and 2,000 shares in March 2010).  These shares vest over a five year period and the cost to recipients is zero.  The aggregate compensation cost for restricted stock granted during the nine month periods ended March 31, 2010 and 2009 was $628,000 and $404,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period.  Restricted stock compensation expense was $229,000 and $146,000 for the nine month periods ended March 31, 2010 and 2009, respectively.  Unrecognized compensation expense for restricted stock at March 31, 2010 amounted to $1,231,000.

A summary of changes in restricted stock awards during the nine month period ended March 31, 2010 is as follows:

	Shares	Weighted Average Fair Value

Unvested restricted stock awards outstanding at June 30, 2009	56,400	$16.90
Granted	49,750	12.61
Vested	(12,750)	12.06
Unvested restricted stock awards outstanding at March 31, 2010	93,400	$14.59

The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the fair market value over the exercise price of the option.  The Company also receives a tax deduction and/or liability when restricted stock vests based on the difference between the fair market value at the grant date versus the vesting date.  The tax benefit and/or liability from the exercise of stock options and/or the vesting of restricted stock are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows (Unaudited).

All share amounts in the above paragraphs and tables have been adjusted to reflect the 3-for-2 stock split paid on January 30, 2008 to shareholders of record on January 16, 2008.

Note 10 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the nine month period ended March 31, 2010 were as follows:

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance June 30, 2009	8,645,093	$29,047,000	$37,421,000	$66,468,000
Restricted stock grants	49,750	—	—	—
Stock-based compensation expense	—	468,000	—	468,000
Tax liability on stock-based compensation	—	(25,000)	—	(25,000)
Net Income	—	—	3,320,000	3,320,000
Balance March 31, 2010	8,694,843	$29,490,000	$40,741,000	$70,231,000

At June 30, 2009 and March 31, 2010, 20,000,000 shares of common stock were authorized.

Note 11 – Concentrations and Contingencies

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments and trade accounts receivable.  The Company maintains substantial cash and cash equivalent balances with various financial institutions in amounts that exceed the limit of FDIC insurance.  The Company believes that the risk of loss associated with cash and cash equivalents is remote.  At March 31, 2010, the Company did not have any short-term investments.  The Company believes that the concentration of credit risk in its trade accounts receivable is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms.  The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment.  In limited cases, the Company will grant customers extended payment terms of up to 12 months.  The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers.   Historically, the Company has not incurred significant credit related losses.

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

The following table provides selected financial information for each reportable segment for the three and nine month periods ended March 31, 2010 and 2009, and at March 31, 2010 and June 30, 2009.

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Corporate Headquarters and Eliminations	Consolidated

Nine Months Ended March 31, 2010
Sales to external customers	$9,818,000	$8,689,000	$3,098,000	$—	$21,605,000
Intersegment sales	—	623,000	9,000	(632,000)	—
Interest income	—	—	3,000	306,000	309,000
Depreciation and amortization	116,000	181,000	214,000	14,000	525,000
Income before income taxes	2,117,000	3,270,000	1,224,000	(1,720,000)	4,891,000
Fixed asset additions	101,000	34,000	5,000	—	140,000

Three Months Ended March 31, 2010
Sales to external customers	$1,973,000	$3,158,000	$766,000	$—	$5,897,000
Intersegment sales	—	88,000	9,000	(97,000)	—
Interest income	—	—	(2,000)	105,000	103,000
Depreciation and amortization	40,000	66,000	71,000	5,000	182,000
Income before income taxes	34,000	1,281,000	145,000	(450,000)	1,010,000
Fixed asset additions	27,000	25,000	2,000	—	54,000

Balance Sheet Data at March 31, 2010
Segment assets	$17,652,000	$13,739,000	$5,941,000	$34,620,000	$71,952,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000

Nine Months Ended March 31, 2009
Sales to external customers	$18,041,000	$15,692,000	$4,080,000	$—	$37,813,000
Intersegment sales	—	857,000	—	(857,000)	—
Interest income	—	—	14,000	280,000	294,000
Depreciation and amortization	131,000	227,000	201,000	14,000	573,000
Income before income taxes	4,662,000	7,126,000	2,102,000	(1,623,000)	12,267,000
Fixed asset additions	51,000	109,000	165,000	—	325,000

Three Months Ended March 31, 2009
Sales to external customers	$6,706,000	$5,460,000	$794,000	$—	$12,960,000
Intersegment sales	—	259,000	—	(259,000)	—
Interest income	—	—	5,000	90,000	95,000
Depreciation and amortization	43,000	77,000	72,000	5,000	197,000
Income before income taxes	1,991,000	2,648,000	250,000	(548,000)	4,341,000
Fixed asset additions	4,000	14,000	49,000	—	67,000

Balance Sheet Data at June 30, 2009
Segment assets	$19,918,000	$15,950,000	$7,459,000	$27,197,000	$70,524,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000

The Company does not allocate income taxes to the segments.  Segment assets at June 30, 2009 for Seismic Energy Sources and Corporate Headquarters have been restated to conform with the presentation for March 31, 2010.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were filed with the Securities and Exchange Commission, and determined that there were no such events or transactions occurring subsequent to March 31, 2010 that would have a material impact on the Company’s consolidated financial statements, and that there were no such events or transactions occurring subsequent to March 31, 2010 that would require disclosure.

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

The Company’s products in all three segments share a common economic characteristic: sales are generally related to the level of worldwide marine oil and gas exploration and development activity.  During the last half of calendar year 2008, the price of oil significantly decreased and worldwide energy demand decreased due to the global economic slowdown.  These factors lowered the demand for marine seismic exploration surveys and as a result, the demand for the Company’s products has decreased.  The Company’s sales decreased 21% in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008, and 43% in the nine month period ended March 31, 2010 compared to the nine month period ended March 31, 2009.  However, all three of the Company’s reportable segments operated profitably during the first nine months of fiscal year 2010.   The Company’s outlook for the remainder of fiscal year 2010 and into fiscal year 2011, the year ended June 30, 2011, remains dependent on continued improvement in economic growth resulting in increased demand for hydro-carbon exploration, including marine seismic exploration. There are indications as of March 31, 2010 that industry and economic conditions may be improving. The Company recently announced that it received orders in excess of $2,600,000 for two seismic source systems that are scheduled to ship in the fourth quarter of fiscal year 2010.

The Company’s balance sheet continued to strengthen during the nine month period ended March 31, 2010.  Cash, cash equivalents and short-term investments increased from $27,737,000 at June 30, 2009 to $36,772,000 at March 31, 2010, and working capital increased from $49,935,000 at June 30, 2009 to $54,039,000 at March 31, 2010.  The Company remained debt free at March 31, 2010.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company believes that current cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs.

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

Nine Months Ended March 31, 2010

At March 31, 2010, the Company had $36,772,000 in cash and cash equivalents.  This amount is $11,076,000 or 43% greater than at June 30, 2009.

For the nine month period ended March 31, 2010, cash flow from operating activities after changes in working capital items was $9,827,000, primarily due to net income adjusted for non-cash items and lower accounts receivable and inventories, partially offset by lower current liabilities.

For the nine month period ended March 31, 2010, cash flow from investing activities was $1,274,000 due to proceeds received from matured short-term investments of $2,041,000, partially offset by a final RTS earn-out payment of $627,000 and capital expenditures of $140,000 for new and replacement equipment.

The Company anticipates that capital expenditures for the fourth quarter of fiscal year 2010 will be less than $100,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At March 31, 2010 and June 30, 2009, the five customers with the highest accounts receivable balances represented 63% and 53% of the consolidated accounts receivable balances on those dates, respectively.

Nine Months Ended March 31, 2009

At March 31, 2009, the Company had $23,902,000 in cash and cash equivalents.  This amount was $4,765,000 or 25% higher than the amount of cash and cash equivalents at June 30, 2008.

For the nine month period ended March 31, 2009, cash flow from operating activities after changes in working capital items was $7,859,000, primarily due to net income adjusted for non-cash items and lower accounts receivable, partially offset by lower current liabilities.

For the nine month period ended March 31, 2009, cash flow from investing activities was ($3,135,000), primarily relating to the purchase of short-term investments of $2,050,000, an RTS earn-out payment of $760,000 and capital expenditures of $325,000 for new and replacement equipment and leasehold improvements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

During the nine month period ended March 31, 2010, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009.  The Company had no long-term borrowings, capital leases, purchase obligations or other long term liabilities at March 31, 2010.

Results of Operations

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Consolidated sales for the nine month period ended March 31, 2010 totaled $21,605,000, a decrease of $16,208,000 or 43% from the nine month period ended March 31, 2009.  Sales decreased in all three reportable segments: sales of seismic energy sources decreased by $8,223,000 (46%), sales of underwater cables and connectors decreased by $7,003,000 (45%), and sales of seismic energy source controllers decreased by $982,000 (24%).  The above sales decreases are due to lower marine seismic exploration activity caused by the global economic slowdown.

Consolidated gross profit as a percentage of consolidated sales was 50% for the nine month period ended March 31, 2010 versus 49% for the nine month period ended March 31, 2009.  The improvement in the gross profit percentage was caused primarily by a reduction in the amount of manufacturing outsourcing, overtime and temporary help.

Research and development costs for the nine month period ended March 31, 2010 increased by $80,000 or 40% from the nine month period ended March 31, 2009.  These costs were primarily due to product development.

Selling, general and administrative expenses decreased by $471,000 or 7% in the nine month period ended March 31, 2010 from the nine month period ended March 31, 2009, primarily due to expense reductions in the following areas:  compensation costs ($154,000); freight out  ($122,000); bad debts ($50,000); professional fees ($51,000); and travel and entertainment ($34,000).

Interest income increased by $15,000 or 5% in the nine month period ended March 31, 2010 from the nine month period ended March 31, 2009, primarily due to increases in the Company’s cash and cash equivalent balances, partially offset by lower interest rates.

The provision for income taxes for the nine month period ended March 31, 2010 was $1,571,000, an effective tax rate of 32%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.  The provision for income taxes for the nine month period ended March 31, 2009 was $3,957,000, an effective tax rate of 32%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in net income for the nine month period ended March 31, 2010 of $3,320,000 compared to net income of $8,310,000 for the nine month period ended March 31, 2009.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Consolidated sales for the three month period ended March 31, 2010 totaled $5,897,000, a decrease of $7,063,000 or 54% from the three month period ended March 31, 2009.  Sales in all three reportable segments decreased:  sales of seismic energy sources decreased by $4,733,000 (71%), sales of underwater cables and connectors decreased by $2,302,000 (42%), and sales of seismic energy source controllers decreased by $28,000 (4%).  The above sales decreases are due to lower marine seismic exploration activity caused by the global economic slowdown.

Consolidated gross profit as a percentage of consolidated sales was 47% for the three month period ended March 31, 2010 versus 49% for the three month period ended March 31, 2009.  The decrease in the gross profit percentage was caused primarily by lower manufacturing efficiencies due to lower sales, partially offset by a reduction in the amount of manufacturing outsourcing, overtime, and temporary help.

Research and development costs for the three month period ended March 31, 2010 increased by $12,000 or 18% from the three month period ended March 31, 2009.  These costs were primarily due to new product development.

Selling, general and administrative expenses decreased by $202,000 or 10% in the three month period ended March 31, 2010 from the three month period ended March 31, 2009, primarily due to expense reductions in the following areas: professional fees ($69,000), freight out ($61,000), bad debts ($49,000) and compensation costs ($21,000).

Interest income increased by $8,000 or 8% in the three month period ended March 31, 2010 from the three month period ended March 31, 2009, due to increases in the Company’s cash and cash equivalent balances, partially offset by lower interest rates.

The provision for income taxes for the three month period ended March 31, 2010 was $329,000, an effective tax rate of 33%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.  The provision for income taxes for the three month period ended March 31, 2009 was $1,337,000, an effective tax rate of 31%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and lower than estimated currently payable income taxes for fiscal 2008 ($135,000), partially offset by state income taxes.

The above mentioned factors resulted in net income for the three month period ended March 31, 2010 of $681,000 compared to net income of $3,004,000 for the three month period ended March 31, 2009.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at March 31, 2010 and June 30, 2009 was $790,000 and $651,000, respectively.  At March 31, 2010 and June 30, 2009, approximately $2,706,000 and $1,777,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume.  At March 31, 2010, the cost of inventory for which the Company has more than a five-year supply on hand and the cost of inventory for which the Company has had no sales during the last five years amounted to approximately $1,275,000.  Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the nine month period ended March 31, 2010, the inventory valuation reserve was increased by $139,000, and the Company did not scrap or dispose of any items.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded.  If  that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income.  The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2010 and June 30, 2009 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by ASC 350, “Intangibles – Goodwill and Other,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise.  Goodwill was tested for impairment, and the tests indicated no impairment of the goodwill balances, at June 30, 2009.  The Company reviewed goodwill at March 31, 2010, and such review did not result in indicators of impairment.

Goodwill represents approximately 15% of the Company’s total assets at March 31, 2010.  The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.  See Notes 2 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

Business Combinations

ASC 805, “Business Combinations,” requires the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill.  ASC 805 requires, among other things, the buyer to: (1) fair value assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at acquisition any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination.  ASC 805 also defines a “bargain” purchase as a business combination where the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus the fair value of any noncontrolling interest.  Under this circumstance, the buyer is required to recognize such excess (formerly referred to as “negative goodwill”) in earnings as a gain.  In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, ASC 805 requires that the reduction or elimination of the valuation allowance be accounted for as a reduction of income tax expense.  ASC 805 is effective for fiscal years beginning on or after December 15, 2008.  The Company will apply ASC 805 to any acquisitions that are made on or after July 1, 2009.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BOLT TECHNOLOGY CORPORATION

Date: May 7, 2010	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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