Form 10-K
period 2010-06-30
BOLT TECHNOLOGY CORP
filed 2010-09-10
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates (based on the closing sale price on the NASDAQ Global Select Market) on December 31, 2009 (the last day of the registrant’s most recently completed second fiscal quarter): $92,900,000

As of September 1, 2010 there were 8,611,222 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which will be filed no later than 120 days after June 30, 2010, are incorporated herein by reference into Part III of this Form 10-K.

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

Sales of the Company’s products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. In fiscal year 2010, the price of oil and the continuing global economic slowdown contributed to a decrease in demand for marine seismic surveys. For fiscal years ended June 30, 2010, 2009 and 2008, sales attributable to the seismic energy sources reportable segment were $14,801,000, $23,445,000 and $36,960,000, respectively, and sales attributable to the underwater cables and connectors reportable segment were $12,624,000, $20,629,000 and $19,210,000, respectively. Sales attributable to the seismic energy source controllers reportable segment were $4,060,000, $4,802,000 and $5,465,000 for fiscal years ended June 30, 2010, 2009 and 2008, respectively.

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

Segment Financial Information

As of June 30, 2009, we changed our segment reporting for all periods presented in the Consolidated Financial Statements from a single segment (formerly referred to as the oilfield services equipment or the geophysical equipment segment) to three reportable segments aligned with each of our product lines:

•	The seismic energy sources reportable segment (Bolt) develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts.
•	The underwater cables and connectors reportable segment (A-G) develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems.
•	The seismic energy source controllers reportable segment (RTS) develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment.

This change has no impact on our consolidated results of operations. All of the Company’s products are affected by the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. See Item 1A — Risk Factors. For additional information on our reportable segments, see Note 14 to Consolidated Financial Statements.

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

The Company primarily sells two types of air guns which create acoustic waves that penetrate the ocean bed: “long-life” marine air guns and Annular Port Air Guns (“APG gun”). The long-life marine air gun is designed to maximize the period between routine air gun maintenance and to provide characteristics that are advantageous to geoscientists in designing surveys. The APG gun is designed to maximize operating efficiency and acoustic output through a configuration that permits the implementation of simplified multi-gun arrays. These arrays produce less towing drag and provide ease of deployment and shielding of fragile hoses and cables from the high pressure air blasts released by the air gun. The selling prices are approximately $12,000 and $31,000 for the long-life marine air gun and APG gun, respectively. In addition to these types of air guns, the Company manufactures and sells guns for specific applications, such as for use in existing wells.

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

The repetitive use of air guns generates after-market revenue from the sale of air gun replacement parts. Sales of air gun replacement parts are a significant source of the Company’s revenue.

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

Long-lived Assets

Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets and other non-current assets. All of the Company’s long-lived assets are located in the United States. As of June 30, 2010 and 2009, the Company’s long-lived assets totaled $16,153,000 and $16,533,000, respectively. For additional information on identifiable assets of our reportable segments, see Note 14 to Consolidated Financial Statements.

Foreign Sales

During fiscal years 2010, 2009 and 2008, approximately 78%, 85% and 80%, respectively, of the Company’s sales were from shipments to customers outside the United States or to foreign locations of United States customers. See Note 14 to Consolidated Financial Statements for information regarding the geographic distribution of sales.

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

In general, products are sold on standard 30-day credit terms. In certain instances, we require our customers to furnish letters of credit payable upon shipment or to provide advance payments. In limited cases, the Company allows customers extended payment terms of up to 12 months. We consider these practices to be consistent with industry practice.

Research and Development

During fiscal years 2010, 2009 and 2008, we spent $373,000, $289,000 and $272,000, respectively, to develop new products and to improve existing products.

Employees

As of June 30, 2010, we employed 123 people on a full-time basis, all of whom are employed in the United States. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that relations with employees are good.

Manufacturing and Raw Materials

The Company manufactures and assembles its seismic energy sources products in Norwalk, Connecticut, its underwater cables and connectors products in Cypress, Texas and its seismic energy source controller products in Fredericksburg, Texas. Our manufacturing and assembly operations consist of machining, molding, wiring or mounting the necessary components and assembling and testing the final product. We generally maintain adequate levels of inventory to enable us to satisfy customer requirements within a short period of time. The raw materials used in our products, sourced from multiple suppliers, are generally in adequate supply. The costs of certain raw materials, especially the high quality steel required for the Company’s seismic energy sources segment, are subject to market pricing changes. The Company monitors its costs and may adjust prices to its customers, as necessary. The Company does not generally maintain inventory of fully assembled finished products in any of its three segments because manufacturing is based on customer orders. The Company considers its practices to be consistent with industry standards.

For some seismic energy source orders, we occasionally supply auxiliary equipment such as compressors, winches or other equipment manufactured by others. We have not experienced any supply problems with respect to these auxiliary items.

Regulatory Matters

We believe that we are currently in compliance in all material respects with the requirements of environmental and occupational health and safety laws and regulations applicable to the Company. Compliance with such laws and regulations has not resulted in significant expense in the past, and we do not foresee the need for substantial expenditures to ensure compliance with such laws and regulations as they currently exist.

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

Historically, a significant portion of our sales has been attributable to a small number of customers. The table set forth below indicates the customers accounting for 10% or more of consolidated sales in either fiscal 2010 or fiscal 2009.

	Fiscal 2010	Fiscal 2009
Compagnie Generale de Geophysique-Veritas	23%	19%*
Bureau of Geophysical Prospective, Inc. (China)	11%	8%
Schlumberger Limited	7%	16%

*	Restated to reflect an acquisition of an existing customer of the Company.

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

Item 1A. Risk Factors

An investment in our Common Stock involves various risks. Set forth below are the risks that we believe are material to our investors. When considering an investment in our Common Stock, you should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this Annual Report. The risks described below could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Annual Report. The risk factors described below are not the only ones we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic or political conditions.

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

Depressed economic conditions could negatively impact the ability of the Company’s customers to pay for products provided by the Company either on a timely basis or at all. The Company may incur goodwill impairment losses if depressed economic conditions and reduced marine seismic exploration activity result in lower demand for products manufactured and sold by the Company’s subsidiaries. Consequently, the fair value of those subsidiaries may decrease below their carrying value, resulting in the recording of a goodwill impairment provision. Any of the foregoing could have a material adverse effect on the Company’s liquidity and/or results of operations and financial condition. Further, it is difficult to predict how long the current economic downturn will continue, to what extent it will worsen and to what extent it will continue to affect the Company. In addition, if depressed economic conditions and tight credit market conditions continue to worsen, the market value of the Company’s Common Stock could remain at its current level or even decrease further unrelated to the Company’s operating performance or prospects.

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

Oil and gas prices and trends are typically cyclical and are affected by many factors. These include:

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

The Deepwater Horizon rig explosion in the Gulf of Mexico may lead to other restrictions or regulations on offshore exploration in the U.S. Gulf of Mexico and in other areas around the world which may impact our business.

We do not yet know the extent to which the Deepwater Horizon rig explosion in the Gulf of Mexico may cause the United States or other countries to restrict or further regulate offshore drilling. This event and its aftermath have resulted in proposed legislation and regulation in the United States that could result in additional governmental regulation of the offshore oil and gas exploration and production industry. Any additional governmental regulation could cause substantial increases in costs or delays in drilling or other operations, including marine seismic exploration activities, which would result in a reduced demand for the Company’s products. The Company cannot predict with any certainty the substance or effect of any new or additional regulations.

Changes in environmental requirements may result in a decline in oil and natural gas exploration and production.

State and national governments and state, national and international agencies have been evaluating climate related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture and use of carbon dioxide that could also reduce the demand for oil and gas which may affect the demand for our products.

Technological change in the seismic industry may require us to make substantial research and development expenditures and may render our technology obsolete.

The market for our products is characterized by changing technology and new product introductions. Our air gun technology may become obsolete due to the introduction of a superior technology. We may be required to invest substantial capital to develop and produce successfully and timely new and enhanced products to stay abreast of technological change. We have no assurance that we will receive an adequate rate of return on such investment. If we are unable to stay abreast of technological change, we will be unable to compete in the future. If we are not competitive, our business, results of operations and financial condition will be materially and adversely affected.

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

Our foreign sales are significant in relation to consolidated sales. In fiscal 2010, sales outside of the United States accounted for approximately 78% of our consolidated net sales. We believe that export sales will remain a significant percentage of our revenue. Our sales contracts are denominated in U.S. dollars. Fluctuations in foreign exchange rates could make it more difficult for our overseas customers to meet their U.S. dollar obligations. In addition, sales of our products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete seismic energy source systems within those geographic areas and receiving payment from these customers. These factors could materially adversely affect our results of operations and financial condition. Refer to Note 14 to Consolidated Financial Statements for additional information relating to foreign sales.

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

Our consolidated goodwill balance at June 30, 2010 accounts for 15% of consolidated assets at that date. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets of the business. Our goodwill balance relates exclusively to the acquisition of subsidiaries. Generally accepted accounting principles require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate non-cash charge to earnings with a corresponding reduction in goodwill. Refer to Notes 1, 2 and 5 to Consolidated Financial Statements for additional information relating to goodwill.

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

From time to time third parties may claim that we have infringed upon their intellectual property rights. Addressing or defending any such claims, with or without merit, could be time consuming, result in costly litigation and possible injunctions, require product modifications, cause product shipment delays or require us to enter into royalty or licensing arrangements. Such claims could have a material adverse effect on our results of operations and financial condition.

The loss of any member of our senior management and other key employees may adversely affect our results of operations.

Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to larger companies. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees, except for employment agreements with our Chief Executive Officer and Executive Vice President. There is no assurance that any of our senior management or other key personnel will continue in such capacity for any particular period of time. If we lose the services of one or more of our senior management or other key employees, our operations may be materially adversely affected.

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

We have not paid cash dividends on our Common Stock since 1985 and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain cash associated with future earnings to support our operations and growth, including any possible acquisitions and for stock repurchases pursuant to the stock repurchase program authorized by the Company. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our Common Stock.

The market price of our Common Stock may be volatile.

The market price of our Common Stock has experienced significant fluctuations and may continue to fluctuate significantly in the future. Many factors cause the market price of our Common Stock to fluctuate, including, but not limited to (i) the volume of trading in our Common Stock, (ii) purchases and sales of our Common Stock by large institutional investors, (iii) the price of oil, (iv) economic prospects for the marine seismic exploration industry, (v) the Company’s actual and projected operating results and (vi) general worldwide economic and political conditions. These market fluctuations may adversely affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain information with respect to the Company’s principal properties.

Location	Nature of Property	Segment	Approximate Area (Sq. Feet)	Expiration Date of Lease
Norwalk, Connecticut	Manufacturing	(1)	21,600	2013
Norwalk, Connecticut	Administration/Engineering/Sales	(1)	6,600	2013
Houston, Texas	Sales Office	(1)	150	2010
Cypress, Texas	Administration/Manufacturing	(2)	32,500	(3)
Fredericksburg, Texas	Administration/Manufacturing	(4)	7,000	2013

(1)	Seismic Energy Source Segment
(2)	Underwater Cables and Connectors Segment
(3)	The Cypress, Texas facility is owned by the Company
(4)	Seismic Energy Source Controllers Segment

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

Item 3. Legal Proceedings

The Company is not aware of any material pending litigation or legal proceedings to which it or any of its subsidiaries is a party or to which any of its properties are subject.

Item 4. (Removed and Reserved)

Executive Officers of Bolt Technology Corporation

Set forth below are ages of and offices held by the Company’s executive officers as of September 10, 2010.

Name	Age	Present Position
Raymond M. Soto	71	Chairman, President, Chief Executive Officer and Director
Michael C. Hedger	55	Executive Vice President and Director; President A-G Geophysical Products, Inc.
Joseph Espeso	68	Senior Vice President – Finance, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Joseph Mayerick, Jr.	68	Senior Vice President – Marketing, Assistant Secretary and Director
William C. Andrews	50	Vice President – Administration and Compliance and Secretary

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “BOLT.” The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated:

Fiscal 2010	High	Low
First Quarter	$13.39	$9.37
Second Quarter	13.10	9.63
Third Quarter	13.40	10.00
Fourth Quarter	12.87	8.09

Fiscal 2009	High	Low
First Quarter	$23.70	$13.22
Second Quarter	14.84	5.25
Third Quarter	9.17	5.65
Fourth Quarter	13.55	6.90

Holders

The number of stockholders of record at September 3, 2010 was 374. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

Dividends

We have not paid a dividend since 1985. We do not intend to pay cash dividends on our Common Stock in the foreseeable future. Any decision to pay cash dividends will depend upon our growth, profitability, financial condition and other factors that the Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

The Company’s stock repurchase activity for the three months ended June 30, 2010 was as follows:

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 through April 30	—	$—	—	$—
May 1 through May 31	—	—	—	—
June 1 through June 30	9,492	8.73	9,492	9,917,000
	9,492	$8.73	9,492	$9,917,000

(1)	On June 24, 2010, the Company’s Board of Directors approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. See Note 12 to Consolidated Financial Statements for additional information concerning the stock repurchase program.

Equity Compensation Plan Information

The information required by this Item 5 with respect to Equity Compensation Plan Information is set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report on Form 10-K and incorporated herein by reference.

Performance Graph

The following graph and table compare total stockholder return on our Common Stock for the five-year period ending June 30, 2010, with the Standard & Poor’s SmallCap Index and ValueLine’s Oilfield Services/Equipment Index over the same period. This comparison assumes the investment of $100 on June 30, 2005. The information in the graph is being furnished pursuant to SEC rules, and the stockholder return set forth is not intended to forecast and is not necessarily indicative of possible future performance.

Comparison of Five-Year Cumulative Total Return*
Bolt Technology Corporation, Standard & Poor’s SmallCap Index
and ValueLine’s Oilfield Services/Equipment Index
(Performance Results Through June 30, 2010)

*	Cumulative total return assumes reinvestment of dividends.

Assumes $100 invested at the close of trading on June 30, 2005 in Bolt Technology Corporation Common Stock, Standard & Poor’s SmallCap Index and ValueLine’s Oilfield Services/Equipment Index.

	June 30,
	2005	2006	2007	2008	2009	2010
Bolt Technology Corporation	$100.00	$188.59	$688.13	$528.98	$263.44	$205.08
Standard & Poor’s SmallCap Index	100.00	113.92	132.19	112.80	84.25	104.16
ValueLine’s Oilfield Services/Equipment Index	100.00	151.22	192.40	259.16	138.20	158.46

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

Item 6. Selected Financial Data

The following table has been derived from the Company’s audited financial statements and sets forth selected consolidated financial data with respect to the Company and its subsidiaries. This information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes provided elsewhere in this Annual Report on Form 10-K. This information differs from amounts previously reported on the Company’s Annual Report on Form 10-K filings for the years ended June 30, 2006 and June 30, 2007 as a result of restatements attributable to the sale of Custom Products Corporation (see Note 3 to Consolidated Financial Statements) and the 3-for-2 stock split to shareholders of record on January 16, 2008 (see Note 1 to Consolidated Financial Statements).

	For the Years Ended June 30,
(In thousands, except per share amounts)	2010	2009	2008	2007	2006
Income Statement Data:
Sales	$31,485	$48,876	$61,635	$46,929	$29,393
Costs and expenses:
Cost of sales	15,942	24,756	33,164	25,347	17,226
Research and development	373	289	272	270	289
Selling, general and administrative	8,280	8,739	8,228	6,766	5,254
Interest income	(414)	(432)	(191)	(211)	(135)
	24,181	33,352	41,473	32,172	22,634
Income from continuing operations before income taxes	7,304	15,524	20,162	14,757	6,759
Provision for income taxes	2,350	5,023	6,453	4,758	2,352
Income from continuing operations	4,954	10,501	13,709	9,999	4,407
Discontinued operations, net of taxes	—	—	860	608	438
Net income	$4,954	$10,501	$14,569	$10,607	$4,845
Per Share Data:
Earnings per share – basic
Income from continuing operations	$0.58	$1.22	$1.60	$1.19	$0.54
Discontinued operations, net of taxes	—	—	0.10	0.07	0.05
Net income	$0.58	$1.22	$1.70	$1.26	$0.59
Earnings per share – diluted
Income from continuing operations	$0.58	$1.22	$1.60	$1.17	$0.52
Discontinued operations, net of taxes	—	—	0.10	0.07	0.05
Net income	$0.58	$1.22	$1.70	$1.24	$0.57
Average number of common shares outstanding:
Basic	8,596	8,585	8,581	8,416	8,196
Diluted	8,614	8,590	8,587	8,524	8,446
Cash dividends	—	—	—	—	—
Financial data at June 30:
Working capital	$55,802	$49,935	$39,175	$26,932	$15,055
Total assets	74,821	70,524	61,867	47,618	34,717
Long term debt	—	—	—	—	—
Stockholders’ equity	71,955	66,468	55,517	40,686	28,332

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

Overview

The Company has three operating units: seismic energy sources, underwater cables and connectors and seismic energy source controllers. Commencing in the fiscal year ending June 30, 2009, each of these operating units is considered to be a separate reportable segment. Prior to fiscal 2009, these operating units were reported in one reportable segment, which was referred to as the oilfield services equipment or geophysical equipment segment. Refer to Note 14 to Consolidated Financial Statements for further information on reportable segments. The Company’s products in all three segments share a common economic characteristic: sales are generally related to the level of worldwide oil and gas exploration and development activity. During the last half of calendar year 2008, the price of oil significantly decreased and worldwide energy demand decreased due to the global economic slowdown. These factors lowered the demand for marine seismic exploration surveys and as a result, the demand for the Company’s products has decreased. The Company’s sales decreased 21% in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 and 36% in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009. Despite these sales decreases, all three reportable segments operated profitably during the fiscal years ended June 30, 2009 and 2010.

The outlook for fiscal year 2011 remains dependent on continued improvement in economic growth resulting in increased demand for marine seismic exploration. If economic conditions continue to improve, the Company anticipates increased demand for its products in all three segments. There are current indications that the demand for the Company’s products may improve in fiscal 2011. Sales and net income for the fourth quarter of fiscal year 2010 improved by 68% and 140%, respectively, over the third quarter of fiscal year 2010 and the level of customer quotations and inquiries for large seismic source systems has increased; however, there can be no assurance that the momentum in the fourth quarter of fiscal year 2010 will continue into fiscal year 2011. In addition, the Company cannot predict with any certainty the impact that the Deepwater Horizon incident in the Gulf of Mexico will have on the marine seismic exploration industry, including the Company.

Despite the 36% reduction in sales referred to above, the Company generated net income of $4,954,000 for the fiscal year ended June 30, 2010 and all three reportable segments operated profitably. The Company’s balance sheet continued to strengthen during the fiscal year ended June 30, 2010. Cash, cash equivalents and short-term investments increased from $27,737,000 at June 30, 2009 to $39,468,000 at June 30, 2010, and working capital increased from $49,935,000 at June 30, 2009 to $55,802,000 at June 30, 2010. In addition, the Company remained debt free at June 30, 2010. The Company believes that these factors position the Company to pursue its strategic objectives, which include acquisitions and the repurchase of its shares under the repurchase program approved by the Board of Directors during the fourth quarter of fiscal year 2010. (Refer to “Liquidity and Capital Resources” for further information on the Company’s stock repurchase program.)

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

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP.” In the past, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, FASB Interpretations, FASB Staff Positions and other pronouncements. On July 1, 2009, the FASB released FASB Accounting Standards Codification (“ASC”), which requires that references to guidance issued by the FASB should be based on topics in the ASC and not on FASB Statements, FASB Interpretations, FASB Staff Positions or other pronouncements. This change was made effective by the FASB for accounting periods ending after September 15, 2009. Accordingly, references to GAAP in this Annual Report on Form 10-K reflect the guidance in the ASC. The ASC does not change how the Company accounts for its transactions or makes its disclosures in notes to the consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2010, the Company believes that cash and cash equivalent balances and projected cash flows from operations in fiscal 2011 will be adequate to meet foreseeable operating needs and any purchases of Common Stock under the share repurchase program as summarized below.

In the fourth quarter of fiscal 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management’s discretion will determine the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is intended to be structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18. As of June 30, 2010, the Company repurchased 9,492 of its shares at an aggregate cost of $83,000.

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

Year Ended June 30, 2010

At June 30, 2010, the Company had $39,468,000 in cash and cash equivalents. This amount is $13,772,000 or 54% greater than at June 30, 2009.

For the year ended June 30, 2010, cash provided from operating activities after changes in working capital was $12,699,000, primarily due to net income adjusted for non-cash items and lower accounts receivable and inventories, partially offset by lower current liabilities.

For the year ended June 30, 2010, cash provided from investing activities was $1,181,000 due to proceeds received from matured short-term investments of $2,041,000, partially offset by the final RTS earn-out payment of $627,000 and capital expenditures of $233,000 for new and replacement equipment.

For the year ended June 30, 2010, cash used for financing activities was $108,000, primarily due to the repurchase of 9,492 shares of the Company’s Common Stock at an aggregate cost of $83,000.

The Company anticipates that capital expenditures for the fiscal year ended June 30, 2011 will not exceed $500,000, which will be funded from operating cash flow. These anticipated capital expenditures will relate primarily to new and replacement production machinery.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At June 30, 2010 and June 30, 2009, the five customers with the highest accounts receivable balances represented, in the aggregate, 59% and 53%, respectively, of the consolidated accounts receivable balances on those dates.

Year Ended June 30, 2009

At June 30, 2009, the Company had $25,696,000 in cash and cash equivalents. This amount was $6,559,000 or 34% higher than the amount of cash and cash equivalents at June 30, 2008.

For the year ended June 30, 2009, cash flow from operating activities after changes in working capital was $9,737,000, primarily due to net income adjusted for non-cash items and lower inventories, partially offset by higher accounts receivable and lower current liabilities.

For the year ended June 30, 2009, cash used for investing activities was $3,187,000 of which the Company used $2,041,000 to purchase short-term investments, $760,000 for payment under the RTS earn-out agreement and $386,000 for capital expenditures for new and replacement equipment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2010. The Company is obligated for minimum lease payments as of June 30, 2010 under several operating leases for its facilities in Norwalk, Connecticut and Fredericksburg, Texas as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$1,157,000	$432,000	$690,000	$35,000	$—

Such amounts are exclusive of any additional costs for taxes, utilities or similar charges, under triple net leases. See Note 13 to Consolidated Financial Statements under “Lease Commitments” for further information regarding future payments and other information relating to such leases.

Results of Operations

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Consolidated sales for the year ended June 30, 2010 totaled $31,485,000, a decrease of $17,391,000 or 36% compared to the year ended June 30, 2009. Sales decreased in all three reportable segments: sales of seismic energy sources decreased by $8,644,000 (37%), sales of underwater cables and connectors decreased by $8,005,000 (39%), and sales of seismic energy source controllers decreased by $742,000 (15%). The above sales decreases are due to lower marine seismic exploration activity caused by the global economic slowdown.

Consolidated gross profit as a percentage of consolidated sales was 49% for the year ended June 30, 2010 unchanged from the year ended June 30, 2009. Despite the 36% decrease in consolidated sales, the consolidated gross profit percentage remained unchanged caused primarily by a reduction in the amount of manufacturing outsourcing, overtime and temporary help as well as sales mix. In the fiscal year ended June 30, 2010, replacement part sales were a greater proportion of total sales than in the prior year and replacement parts have a larger gross profit margin.

Research and development costs for the year ended June 30, 2010 increased by $84,000 or 29% compared to the year ended June 30, 2009. These costs were primarily for product development.

Selling, general and administrative expenses decreased by $459,000 or 5% for the year ended June 30, 2010 compared to the year ended June 30, 2009, primarily due to expense reductions in the following areas: bad debts ($150,000); compensation costs ($144,000); and freight out ($135,000).

The Company conducted an annual impairment test of goodwill balances, and the results of these tests indicated that there was no impairment of the June 30, 2010 and 2009 goodwill balances.

Interest income decreased by $18,000 or 4% for the year ended June 30, 2010 compared to the year ended June 30, 2009, primarily due to lower interest rates, partially offset by increases in the Company’s cash and cash equivalent balances.

The provision for income taxes for the year ended June 30, 2010 was $2,350,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction, partially offset by state income taxes. The provision for income taxes for year ended June 30, 2009 was $5,023,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in income from continuing operations and net income for the year ended June 30, 2010 of $4,954,000 compared to income from continuing operations and net income of $10,501,000 for the year ended June 30, 2009.

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Consolidated sales for the year ended June 30, 2009 totaled $48,876,000, a decrease of $12,759,000 or 21% compared to the year ended June 30, 2008. Sales decreased in two reportable segments: sales of seismic energy sources decreased by $13,515,000 (37%) and sales of seismic energy source controllers decreased by $663,000 (12%). Sales of underwater cables and connectors, however, increased by $1,419,000 (7%). Sales of underwater cables and connectors increased in each of the first three quarters of fiscal 2009 over the comparable quarter in the prior fiscal year, but decreased in the fourth quarter. The above sales decreases reflect the reduction in the number of additional seismic vessels placed into service and a slowdown in the level of marine seismic exploration activity in the year ended June 30, 2009 compared to the year ended June 30, 2008. Consolidated gross profit as a percentage of consolidated sales was 49% for the year ended June 30, 2009 compared to 46% for the year ended June 30, 2008. The improvement in the gross profit percentage was caused primarily by lower material costs and increased sales prices. In addition, the gross profit margin in fiscal 2008 was affected by lower gross profit associated with certain foreign sales in the seismic energy sources segment, which included sales of auxiliary equipment purchased from outside vendors that normally have a lower margin than the Company’s proprietary products.

Research and development costs for the year ended June 30, 2009 increased by $17,000 or 6% compared to the year ended June 30, 2008. These expenditures were associated with improvements to the Company’s Annular Port Air Guns and Seismic Source Monitoring System.

Selling, general and administrative expenses increased by $511,000 or 6% for the year ended June 30, 2009 compared to the year ended June 30, 2008, primarily due to higher compensation expense ($461,000).

The Company conducted an annual impairment test of goodwill balances, and the results of these tests indicated that there was no impairment of the June 30, 2009 and 2008 goodwill balances.

Interest income increased by $241,000 or 126% for the year ended June 30, 2009 compared to the year ended June 30, 2008, primarily due to increases in the amount of cash available for short-term investment with banks.

The provision for income taxes for the year ended June 30, 2009 was $5,023,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction, partially offset by state income taxes. The provision for income taxes for year ended June 30, 2008 was $6,453,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 35%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at June 30, 2010 and 2009 was $492,000 and $651,000, respectively. At June 30, 2010 and 2009, approximately $778,000 and $1,777,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2010, the inventory valuation reserve was increased by $217,000, and the Company scrapped $376,000 of inventory.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at June 30, 2010 and June 30, 2009 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by ASC 350, “Intangibles — Goodwill and Other,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. Goodwill was tested for impairment, and the tests indicated no impairment of the goodwill balances at June 30, 2010 and 2009.

Goodwill represents approximately 15% of the Company’s total assets at June 30, 2010 and is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. See Notes 1, 2 and 5 to Consolidated Financial Statements for additional information concerning goodwill.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of June 30, 2010. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

See page F-1 of this Report for Management’s Report on Internal Control Over Financial Reporting and page F-2 of this Report for the Report of Independent Registered Public Accounting Firm on the effectiveness of the Company’s internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “General Information Relating to the Board of Directors” in the Company’s definitive proxy statement relating to the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Definitive Proxy Statement”).

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the captions “Executive Compensation” and “General Information Relating to the Board of Directors” in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth aggregate information as of June 30, 2010, for the Bolt Technology Corporation 2006 Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”), which was approved by the Company’s stockholders on November 20, 2007, and is the Company’s only equity compensation plan in effect as of June 30, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(1)
Equity compensation plans approved by security holders	188,000	$16.15	448,500
Equity compensation plans not approved by security holders	—	—	—
Total	188,000	$16.15	448,500

(1)	The Plan provides that 750,000 shares of Common Stock may be used for grants of stock options and restricted stock awards, of which up to 225,000 shares of Common Stock may be used for restricted stock awards. During fiscal 2010, 49,750 shares of restricted stock were awarded at an average fair value of $12.61 at date of grant. As of June 30, 2010, 111,500 shares of Common Stock remained available for issuance of restricted stock awards under the Plan.

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

BOLT TECHNOLOGY CORPORATION
Date: September 10, 2010	By: /s/ Raymond M. Soto Raymond M. Soto (Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond M. Soto (Raymond M. Soto)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2010
/s/ Joseph Espeso (Joseph Espeso)	Senior Vice President – Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 10, 2010
/s/ Kevin M. Conlisk (Kevin M. Conlisk)	Director	September 10, 2010
/s/ Michael H. Flynn (Michael H. Flynn)	Director	September 10, 2010
/s/ Michael C. Hedger (Michael C. Hedger)	Director	September 10, 2010
/s/ George R. Kabureck (George R. Kabureck)	Director	September 10, 2010
/s/ Joseph Mayerick, Jr. (Joseph Mayerick, Jr.)	Director	September 10, 2010
/s/ Stephen F. Ryan (Stephen F. Ryan)	Director	September 10, 2010
/s/ Gerald A. Smith (Gerald A. Smith)	Director	September 10, 2010

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

The management of Bolt Technology Corporation, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2010 based upon criteria set forth in the “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of June 30, 2010, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by McGladrey & Pullen, LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bolt Technology Corporation

We have audited Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Bolt Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bolt Technology Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2010 and our report dated September 10, 2010 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
September 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bolt Technology Corporation

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule of Bolt Technology Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2010, expressed an unqualified opinion on the effectiveness of Bolt Technology Corporation and subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
September 10, 2010

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$39,468,000	$25,696,000
Short-term investments	—	2,041,000
Accounts receivable, less allowance for uncollectible accounts of $400,000 in 2010 and $265,000 in 2009	6,210,000	11,576,000
Inventories	12,390,000	14,064,000
Deferred income taxes	348,000	357,000
Other current assets	252,000	257,000
Total current assets	58,668,000	53,991,000
Property, Plant and Equipment, net	3,957,000	4,191,000
Goodwill, net	10,957,000	10,957,000
Other Intangible Assets, net	992,000	1,232,000
Other Assets	247,000	153,000
Total assets	$74,821,000	$70,524,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$631,000	$958,000
Accrued expenses	1,787,000	2,904,000
Income taxes payable	448,000	194,000
Total current liabilities	2,866,000	4,056,000
Stockholders’ Equity:
Common stock, no par value, authorized 20,000,000 shares; issued 8,694,843 shares (8,645,093 shares in 2009); outstanding 8,685,351 shares (8,645,093 shares in 2009)	29,663,000	29,047,000
Treasury Stock, at cost (9,492 shares in 2010)	(83,000)	—
Retained Earnings	42,375,000	37,421,000
Total stockholders’ equity	71,955,000	66,468,000
Total liabilities and stockholders’ equity	$74,821,000	$70,524,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2010	2009	2008
Revenues:
Sales	$31,485,000	$48,876,000	$61,635,000
Costs and Expenses:
Cost of sales	15,942,000	24,756,000	33,164,000
Research and development	373,000	289,000	272,000
Selling, general and administrative	8,280,000	8,739,000	8,228,000
Interest income	(414,000)	(432,000)	(191,000)
	24,181,000	33,352,000	41,473,000
Income from continuing operations before income taxes	7,304,000	15,524,000	20,162,000
Provision for income taxes	2,350,000	5,023,000	6,453,000
Income from continuing operations	4,954,000	10,501,000	13,709,000
Discontinued operations:
Income from discontinued operations, net of taxes	—	—	575,000
Gain on sale of discontinued operations, net of taxes	—	—	285,000
Discontinued operations, net of taxes	—	—	860,000
Net income	$4,954,000	$10,501,000	$14,569,000
Earnings Per Share:
Earnings per share – basic
Income from continuing operations	$.58	$1.22	$1.60
Income from discontinued operations, net of taxes	—	—	0.07
Gain on sale of discontinued operations, net of taxes	—	—	0.03
Net income	$.58	$1.22	$1.70
Earnings per share – diluted
Income from continuing operations	$.58	$1.22	$1.60
Income from discontinued operations, net of taxes	—	—	0.07
Gain on sale of discontinued operations, net of taxes	—	—	0.03
Net income	$.58	$1.22	$1.70
Average number of common shares outstanding:
Basic	8,595,888	8,584,569	8,581,491
Diluted	8,613,917	8,590,066	8,586,518

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$4,954,000	$10,501,000	$14,569,000
Less: Income from discontinued operations, net of taxes	—	—	(860,000)
Income from continuing operations	4,954,000	10,501,000	13,709,000
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	707,000	766,000	667,000
Deferred income taxes	(71,000)	(100,000)	57,000
Stock based compensation expense	641,000	441,000	214,000
Change in operating assets and liabilities, net of Real Time Systems Inc. acquisition effect in 2008:
Accounts receivable	5,366,000	(509,000)	(453,000)
Inventories	1,674,000	815,000	(3,225,000)
Other assets	(9,000)	(16,000)	225,000
Accounts payable	(327,000)	(1,521,000)	(1,136,000)
Accrued expenses	(490,000)	(8,000)	(386,000)
Income taxes payable	254,000	(632,000)	(340,000)
Net cash provided by continuing operations	12,699,000	9,737,000	9,332,000
Net cash provided by discontinued operations	—	—	846,000
Net cash provided by operating activities	12,699,000	9,737,000	10,178,000
Cash Flows From Investing Activities:
Proceeds from (purchase of) short-term investments	2,041,000	(2,041,000)	—
Purchase of Real Time Systems Inc., net of cash received	(627,000)	(760,000)	(4,472,000)
Purchase of property, plant and equipment, continuing operations	(233,000)	(386,000)	(1,610,000)
Purchase of property, plant and equipment, discontinued operations	—	—	(73,000)
Net proceeds from sale of discontinued operations.	—	—	5,078,000
Net cash provided (used) in investing activities	1,181,000	(3,187,000)	(1,077,000)
Cash Flows From Financing Activities:
Purchase of treasury stock	(83,000)	—	—
Tax benefit on disqualifying dispositions and exercises of stock options	—	41,000	53,000
Tax liability from vested restricted stock	(25,000)	(32,000)	—
Payment for fractional shares (3-for-2 stock split)	—	—	(5,000)
Net cash (used) provided by financing activities	(108,000)	9,000	48,000
Net increase in cash	13,772,000	6,559,000	9,149,000
Cash and cash equivalents at beginning of year	25,696,000	19,137,000	9,988,000
Cash and cash equivalents at end of year	$39,468,000	$25,696,000	$19,137,000
Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$2,193,000	$5,747,000	$6,767,000

See Note 2 to Consolidated Financial Statements for allocation of Real Time Systems Inc. purchase price.

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

On May 31, 2008, substantially all of the assets of Custom Products Corporation (“Custom”), a wholly owned subsidiary of Bolt, were sold. Custom, a developer, manufacturer and seller of miniature industrial clutches and brakes and seller of sub-fractional horsepower electrical motors, formerly constituted the Company’s industrial products segment. In the Consolidated Financial Statements, amounts relating to Custom have been reported as discontinued operations in fiscal year 2008. See Note 3 to Consolidated Financial Statements for additional information concerning discontinued operations.

On November 20, 2007, the Company’s Board of Directors approved a 3-for-2 stock split. The additional shares resulting from the stock split were distributed on January 30, 2008 to shareholders of record on January 16, 2008. Share and per share amounts reflected throughout the Consolidated Financial Statements and notes thereto have been restated to reflect the stock split.

Basis of Presentation:

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP.” In the past, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, FASB Interpretations, FASB Staff Positions and other pronouncements. On July 1, 2009, the FASB released FASB Accounting Standards Codification (“ASC”), which requires that references to guidance issued by the FASB should be based on topics in the ASC and not on FASB Statements, FASB Interpretations, FASB Staff Positions and other pronouncements. This change was made effective by the FASB for accounting periods ending after September 15, 2009. Accordingly, references to GAAP in this Annual Report on Form 10-K reflect the guidance in the ASC. The ASC does not change how the Company accounts for its transactions or makes its disclosures in notes to the consolidated financial statements.

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

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations. The Company tests goodwill for impairment annually or more frequently if impairment indicators arise. Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired. If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose. Goodwill was tested for impairment, and the tests indicated no impairment of the goodwill balances at June 30, 2010 and 2009.

The estimated fair value of the A-G reporting unit was determined solely by utilizing the capitalized cash flow method. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. Based on the foregoing, the Company determined that there was no impairment as of June 30, 2010 and 2009.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies  – (continued)

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of June 30, 2010 and 2009 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

	Years Ended June 30,
	2010	2009	2008
Income from continuing operations	$4,954,000	$10,501,000	$13,709,000
Discontinued operations	—	—	860,000
Net income	$4,954,000	$10,501,000	$14,569,000
Divided by:
Weighted average common shares	8,595,888	8,584,569	8,581,491
Weighted average common share equivalents	18,029	5,497	5,027
Total weighted average common shares and common share equivalents	8,613,917	8,590,066	8,586,518
Earnings per share – basic:
Income from continuing operations	$.58	$1.22	$1.60
Discontinued operations, net of income taxes	—	—	0.10
Net income	$.58	$1.22	$1.70
Earnings per share – diluted:
Income from continuing operations	$.58	$1.22	$1.60
Discontinued operations	—	—	0.10
Net income	$.58	$1.22	$1.70

For the fiscal years ended June 30, 2010 and 2009, the calculations do not include options to acquire 158,000 and 108,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

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

The earnout agreement provided for additional payments if RTS’s net sales in each of fiscal years 2008 and 2009 were in excess of $2,000,000. Such payments are calculated at 33% of net sales, in each year, in excess of $2,000,000 but less than $2,500,000, and 20% of net sales, in each year, in excess of $2,500,000. Amounts earned under the earnout agreement were added to goodwill. Under the terms of the earnout agreement, the Company paid $627,000 and $760,000 for fiscal years 2009 and 2008, respectively.

The purchase price allocation is as follows:

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

The following amounts relating to Custom’s operations have been reported as discontinued operations in the consolidated statements of income in the fiscal year ending June 30, 2008:

2008
Net sales	$3,448,000
Income from discontinued operations before income taxes	$926,000
Income taxes	351,000
Income from discontinued operations	$575,000

See Note 1 to Consolidated Financial Statements for information regarding earnings per share, including earnings per share data relating to income from discontinued operations, net of taxes, which includes gain on sale of discontinued operations, net of taxes, in fiscal year 2008.

The consolidated statements of cash flows reflect discontinued operations for the fiscal year ended June 30, 2008.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Short-Term Investments

Short-term investments at June 30, 2009 consist of highly liquid investments with a maturity of over three months but less than one year from the date of investment. The Company’s intention is to hold short-term investments until maturity.

Note 5 — Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of A-G in fiscal year 1999 and RTS in fiscal year 2008. A-G and RTS are two reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A-G and RTS, is a third reporting unit and has no goodwill.

The composition of the net goodwill balance at June 30, 2010 and 2009 is as follows:

A-G	$7,679,000
RTS	3,278,000
$10,957,000

Goodwill represents approximately 15% of the Company’s total assets at June 30, 2010 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Notes 1 and 2 to Consolidated Financial Statements for additional information concerning goodwill. See Note 14 to Consolidated Financial Statements for further information regarding goodwill in the reportable segments.

Note 6 — Other Intangible Assets

Other intangible assets at June 30, 2010 and June 30, 2009 in the gross amount of $1,712,000 represent the intangible assets acquired in the purchase of RTS. The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years. Amortization cost of $240,000 was recorded in the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Other intangible asset amortization is estimated to be $240,000 in fiscal years 2011 and 2012, $188,000 in fiscal year 2013 and $28,000 in fiscal years 2014 and 2015.

Note 7 — Inventories

Inventories at June 30 consist of the following:

	2010	2009
Raw materials and sub-assemblies	$11,788,000	$13,730,000
Work-in-process	1,094,000	985,000
	12,882,000	14,715,000
Less – Reserve for inventory valuation	(492,000)	(651,000)
	$12,390,000	$14,064,000

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

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Inventories  – (continued)

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at June 30, 2010 and 2009 was $492,000 and $651,000, respectively. At June 30, 2010 and 2009, approximately $778,000 and $1,777,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value. In certain instances, this inventory has been unsold for more than five years from date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2010, the inventory valuation reserve was increased by $217,000, and the Company scrapped $376,000 of inventory.

Note 8 — Property, Plant and Equipment

Property, plant and equipment at June 30 consist of the following:

	2010	2009
Land	$253,000	$253,000
Buildings	1,130,000	1,126,000
Leasehold improvements	742,000	677,000
Machinery and equipment	9,160,000	9,035,000
	11,285,000	11,091,000
Less – accumulated depreciation	(7,328,000)	(6,900,000)
	$3,957,000	$4,191,000

Note 9 — Income Taxes

Income tax expense consists of the following for the three years ended June 30:

	2010	2009	2008
Current:
Federal	$2,391,000	$5,082,000	$6,507,000
State	30,000	41,000	(111,000)
Deferred:
Federal	(71,000)	(100,000)	57,000
Income tax expense	$2,350,000	$5,023,000	$6,453,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Income Taxes  – (continued)

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes is as follows:

	Years Ended June 30,
	2010	2009	2008
Statutory rate	34%	34%	35%
Exempt income from domestic manufacturer’s deduction	(2)	(2)	(2)
Other	—	—	(1)
Effective rate	32%	32%	32%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset and liability accounts were as follows at June 30:

	2010	2009
Net deferred tax asset – current:
Inventory valuation reserve	$192,000	$254,000
Allowance for uncollectible accounts	156,000	103,000
Total	$348,000	$357,000
Net deferred tax asset – noncurrent (included in other assets):
Stock options and restricted stock	$190,000	$107,000
Amortization of intangible assets	147,000	98,000
Property, plant and equipment depreciation	11,000	(23,000)
Amortization of goodwill	(241,000)	(155,000)
Total	$107,000	$27,000

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at June 30, 2010. There were no unallocated tax reserves at June 30, 2010. The Company’s policy is to record any interest and penalties as a component of income tax expense. The Company’s federal income tax returns for fiscal years prior to 2007 are no longer subject to examination by the Internal Revenue Service.

Note 10 — Benefit Plan

The Company maintains a defined contribution retirement plan (the “Retirement Plan”) covering substantially all employees who satisfy the age and service requirements of the Retirement Plan. The Company’s contributions to the Retirement Plan are discretionary and for the years ended June 30, 2010, 2009 and 2008 amounted to $167,000, $184,000 and $177,000, respectively.

Note 11 — Stock Options and Restricted Stock

The Company recognizes compensation costs for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.” All share amounts in the following paragraphs and table have been adjusted to reflect the 3-for-2 stock split paid on January 30, 2008 to shareholders of record on January 16, 2008.

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

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the Plan was $1,730,000 as of the option grant dates. This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the four-year vesting period. Stock option compensation expense was $325,000, $241,000 and $157,000 for the years ended June 30, 2010, 2009 and 2008, respectively. Unrecognized compensation expense for stock options at June 30, 2010 amounted to $950,000 and is expected to be recognized over the next five years.

A summary of changes in stock options during the fiscal year ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Contractual Life
Options outstanding at June 30, 2009	123,000	$18.19	$10.00	3.3 years
Granted	65,000	$12.30	$7.68	4.2 years
Exercised	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at June 30, 2010	188,000	$16.15	$9.20	2.9 years

During the fiscal year ended June 30, 2010, stock option grants were awarded in August 2009 (50,000 shares) and November 2009 (15,000 shares). The fair value of options granted on these dates was $8.39 and $5.30, respectively, as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Stock Option Grant Date August 2009	Stock Option Grant Date November 2009
Expected dividend yield	0%	0%
Expected stock price volatility	79.3%	60%
Risk-free interest rate	2.46%	2.15%
Expected life (years)	5	5

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stock Options and Restricted Stock  – (continued)

At June 30, 2010, there was no aggregate intrinsic value for outstanding options because the market price at June 30, 2010 was less than the weighted average exercise price of such options. The expiration dates for the outstanding options at June 30, 2010 are as follows:

Expiration Date of Option	Number of Shares
November 2011	37,500
April 2012	24,000
November 2012	7,500
January 2013	15,750
June 2013	23,250
November 2013	15,000
August 2014	50,000
November 2014	15,000
Total	188,000

Options outstanding at June 30, 2010, of which 73,125 shares were exercisable, consisted of 36,698 non-qualified and 36,427 qualified stock options.

The fair value of options vested during fiscal year 2010 (30,750 shares), 2009 (27,000 shares) and 2008 (15,375 shares) was $326,000, $217,000 and $352,000, respectively. No options were exercised during fiscal years 2010, 2009 or 2008. The weighted average exercise price of exercisable options as of June 30, 2010 was $16.15. At June 30, 2010, there was no aggregate intrinsic value of exercisable options because the market price at June 30, 2010 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at June 30, 2010 was 2.9 years.

During fiscal year 2010, 49,750 shares of restricted stock were granted. These shares vest over a five year period and the cost to recipients is zero. The aggregate compensation cost for restricted stock granted in fiscal year 2010, 2009 and 2008 was $628,000, $404,000 and $686,000 as of the grant dates, respectively. This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period. Restricted stock compensation expense was $316,000, $200,000 and $57,000 for the years ended June 30, 2010, 2009 and 2008, respectively. Unrecognized compensation expense for restricted stock at June 30, 2010 amounted to $1,145,000.

A summary of changes in restricted stock awards during the fiscal year ended June 30, 2010 is as follows:

	Shares	Weighted Average Fair Value
Unvested restricted stock awards outstanding at June 30, 2009	56,400	$16.90
Granted	49,750	$12.61
Vested	(12,750)	$12.06
Forfeited	—	—
Unvested restricted stock awards outstanding at June 30, 2010	93,400	$14.59

The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the fair market value over the exercise price of the option. The Company also receives a tax deduction and/or liability when restricted stock vests based on the difference between the fair market value at the grant date versus the vesting date. The tax benefit and/or liability from the exercise of stock options and/or the vesting of restricted stock are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three years ended June 30, 2010, 2009 and 2008 were as follows:

	Common Stock		Treasury Stock		Retained Earnings	Total
	Shares*	Amount	Shares	Amount
Balance June 30, 2007	8,581,598	$28,335,000	—	$—	$12,351,000	$40,686,000
Restricted stock grants	36,750	—	—	—	—	—
Stock based compensation expense	—	214,000	—	—	—	214,000
Tax benefit on disqualifying dispositions of stock options exercised	—	53,000	—	—	—	53,000
Payment for fractional shares (3-for-2 stock split)	(255)	(5,000)	—	—	—	(5,000)
Income from continuing operations	—	—	—	—	13,709,000	13,709,000
Income from discontinued operations	—	—	—	—	575,000	575,000
Gain on sale of discontinued operations	—	—	—	—	285,000	285,000
Balance June 30, 2008	8,618,093	28,597,000	—	—	26,920,000	55,517,000
Restricted stock grants	27,000	—	—	—	—	—
Stock based compensation expense	—	441,000	—	—	—	441,000
Tax benefit on disqualifying dispositions of stock options exercised	—	41,000	—	—	—	41,000
Tax liability from vested restricted stock	—	(32,000)	—	—	—	(32,000)
Net income	—	—	—	—	10,501,000	10,501,000
Balance June 30, 2009	8,645,093	29,047,000	—	—	37,421,000	66,468,000
Restricted stock grants	49,750	—	—	—	—	—
Stock based compensation expense	—	641,000	—	—	—	641,000
Purchase of Treasury Stock	—	—	9,492	(83,000)		(83,000)
Tax liability from vested restricted stock	—	(25,000)	—	—	—	(25,000)
Net income	—	—	—	—	4,954,000	4,954,000
Balance June 30, 2010	8,694,843	$29,663,000	9,492	$(83,000)	$42,375,000	$71,955,000

*	Adjusted for 3-for-2 stock split effective January 16, 2008.

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management’s discretion will determine the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is intended to be structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18. In fiscal year 2010, the Company purchased 9,492 shares of its Common Stock, representing 0.1% of the then outstanding shares, on the open

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

market at an average price of $8.73 per share. All purchases were made with cash held by the Company and no debt was incurred. See Note 17 to Consolidated Financial Statements for further information concerning stock repurchases.

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

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged or other types of derivative financial instruments. Fair value of short-term investments, accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the June 30, 2010 and 2009 balance sheets approximate carrying values at those dates.

Lease Commitments:

The following table presents the Company’s future minimum lease payments as of June 30, 2010 relating to its non-cancelable operating leases with terms in excess of one year:

Years Ended June 30,	Amount
2011	$432,000
2012	432,000
2013	258,000
2014	35,000
Total	$1,157,000

Under such operating leases, rent expense amounted to $432,000, $444,000 and $418,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

The Company’s leases for its Norwalk, Connecticut and Fredericksburg, Texas office and manufacturing facilities expire in fiscal years 2013 and 2014, respectively.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Commitments and Contingencies  – (continued)

Employment Severance Agreements:

The Company has a severance compensation plan in which three executive officers of the Company, other than the President and the Executive Vice President, participate. The plan becomes operative upon their termination if such termination occurs within 24 months after a change in ownership of the Company, as defined in the plan.

The Company also has employment agreements with the President and the Executive Vice President which provide for severance in the case of voluntary or involuntary termination in certain circumstances. These employment agreements have terms through June 30, 2013, subject to extension as set forth in the agreements.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $8,214,000 at June 30, 2010. No amounts were due as of that date because no events had occurred which would have triggered payments under the severance compensation plan or severance payments under the employment agreements.

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

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Segment and Customer Information  – (continued)

The following table provides selected financial information for each reportable segment for the fiscal years ended June 30, 2010, 2009 and 2008.

	Seismic Energy Sources	Underwater Cables and Connectors	Seismic Energy Source Controllers	Corporate Headquarters and Eliminations	Consolidated
Fiscal Year Ended June 30, 2010
Sales to external customers	$14,801,000	$12,624,000	$4,060,000	$—	$31,485,000
Intersegment sales	—	673,000	35,000	(708,000)	—
Depreciation and amortization	156,000	246,000	286,000	19,000	707,000
Income from continuing operations before income taxes	3,384,000	4,884,000	1,459,000	(2,423,000)	7,304,000
Segment assets	19,955,000	13,928,000	6,218,000	34,720,000	74,821,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000
Fixed asset additions	166,000	62,000	5,000	—	233,000
Fiscal Year Ended June 30, 2009
Sales to external customers	$23,445,000	$20,629,000	$4,802,000	$—	$48,876,000
Intersegment sales	—	1,038,000	70,000	(1,108,000)	—
Depreciation and amortization	169,000	306,000	272,000	19,000	766,000
Income from continuing operations before income taxes	6,276,000	9,176,000	2,423,000*	(2,351,000)*	15,524,000
Segment assets	19,918,000*	15,950,000	7,459,000	27,197,000*	70,524,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000
Fixed asset additions	79,000	141,000	166,000	—	386,000
Fiscal Year Ended June 30, 2008
Sales to external customers	$36,960,000	$19,210,000	$5,465,000	$—	$61,635,000
Intersegment sales	—	494,000	50,000	(544,000)	—
Depreciation and amortization	150,000	241,000	257,000	19,000	667,000
Income from continuing operations before income taxes	11,591,000	7,957,000	3,150,000	(2,536,000)	20,162,000
Segment assets	23,267,000*	16,413,000	9,135,000	13,052,000*	61,867,000
Goodwill	—	7,679,000	2,651,000	—	10,330,000
Fixed asset additions	632,000	856,000	122,000	—	1,610,000

*	Restated to conform with Fiscal Year 2010 presentation.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Segment and Customer Information  – (continued)

The following table reports sales by country for the fiscal years ended June 30, 2010, 2009 and 2008. Sales are attributed to each country based on the location of the customer. Total sales to all foreign countries for the fiscal years ended June 30, 2010, 2009 and 2008 were $24,704,000, $41,494,000 and $49,544,000, respectively. The Company has no assets outside of the United States. The Company does not allocate interest income and income taxes to segments.

	2010	2009	2008
Norway	$7,080,000	$13,553,000	$21,160,000
United States	6,781,000	7,382,000	12,091,000
United Arab Emirates	4,647,000	8,549,000	10,761,000
Peoples Republic of China	4,492,000	7,050,000	4,294,000
Singapore	2,903,000	2,824,000	936,000
France	2,434,000	3,620,000	3,886,000
Japan	851,000	601,000	3,117,000
Russia	713,000	784,000	718,000
United Kingdom	690,000	1,609,000	2,827,000
Netherlands	365,000	401,000	350,000
Canada	304,000	624,000	461,000
India	4,000	930,000	398,000
Other	221,000	949,000	636,000
	$31,485,000	$48,876,000	$61,635,000

A relatively small number of customers has accounted for the Company’s sales. Customers accounting for 10% or more of consolidated sales in fiscal years 2010, 2009 or 2008 are as follows:

	2010	2009		2008
Customer A	23%	19	%*	23%
Customer B	11	8		1
Customer C	8	9		10
Customer D	7	16		15

*	Restated to reflect an acquisition of an existing customer of the Company.

Note 15 — Accrued Expenses

Accrued expenses at June 30, 2010 and 2009 consist of the following:

	2010	2009
Compensation and related taxes	$924,000	$1,309,000
Compensated absences	403,000	372,000
Commissions payable	175,000	266,000
RTS earnout payable	—	627,000
Other	285,000	330,000
	$1,787,000	$2,904,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the fiscal years ended June 30, 2010 and 2009.

	Quarter Ended
2010	Sept. 30	Dec. 31	March 31	June 30
Sales	$7,033,000	$8,675,000	$5,897,000	$9,880,000
Gross profit	3,567,000	4,404,000	2,786,000	4,786,000
Net income	$1,178,000	$1,461,000	$681,000	$1,634,000
Basic earnings per share	$0.14	$0.17	$0.08	$0.19
Diluted earnings per share	$0.14	$0.17	$0.08	$0.19

	Quarter Ended
2009	Sept. 30	Dec. 31	March 31	June 30
Sales	$11,263,000	$13,590,000	$12,960,000	$11,063,000
Gross profit	5,534,000	6,690,000	6,315,000	5,581,000
Net income	$2,280,000	$3,026,000	$3,004,000	$2,191,000
Basic earnings per share	$0.27	$0.35	$0.35	$0.25
Diluted earnings per share	$0.27	$0.35	$0.35	$0.25

Note 17 — Subsequent Events

Subsequent to June 30, 2010, the Company purchased 98,629 shares of its Common Stock in the open market at a total cost of $878,000 (average price of $8.90 per share) pursuant to the Company’s stock repurchase program. All purchases were made with cash held by the Company and no debt was incurred. See Note 12 to Consolidated Financial Statements for information regarding the Company’s stock repurchase program.

The Company has determined that there were no other events or transactions occurring subsequent to June 30, 2010 that would have a material impact on the Company’s results of operations or financial condition.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
For the Three Years Ended June 30, 2010

Description	Balance at Beginning of Year	Additions		Deductions		Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for uncollectible accounts:
2008	$63,000	$302,000	$—	$(284,000	)(a)	$81,000
2009	81,000	294,000	—	(110,000	)(a)	265,000
2010	265,000	144,000	—	(9,000	)(a)	400,000
Reserve for inventory valuation:
2008	$524,000	$(118,000)	$—	$—		$406,000
2009	406,000	245,000	—	—		651,000
2010	651,000	217,000	—	(376,000	)(b)	492,000

(a)	Accounts written-off.
(b)	Scrapped inventory.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended June 30, 2003, SEC File No. 001-12075).
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.8	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

Exhibit No.	Description
10.9	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended June 30, 2008, SEC File No. 001-12075).
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	Filed herewith
†	Management contract or compensatory plan