Form 10-Q
period 2010-09-30
BOLT TECHNOLOGY CORP
filed 2010-11-09
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

At November 5, 2010, there were 8,614,222 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

Page Number

Part I - Financial Information:

Item 1. Financial Statements

Consolidated Statements of Income (Unaudited) -
Three months ended September 30, 2010 and 2009	3

Consolidated Balance Sheets -
September 30, 2010 (Unaudited) and June 30, 2010	4

Consolidated Statements of Cash Flows (Unaudited) -
Three months ended September 30, 2010 and 2009	5

Notes to Consolidated Financial Statements (Unaudited)	6-17

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	18-25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

Part II - Other Information:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 5. Other Information	26

Item 6. Exhibits	27-28

Signatures	29

Exhibit Index	30-31

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements
BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
	2010	2009

Sales	$8,534,000	$7,033,000

Costs and Expenses:
Cost of sales	4,046,000	3,466,000
Research and development	94,000	73,000
Selling, general and administrative	2,322,000	1,898,000
Interest income	(86,000)	(106,000)

	6,376,000	5,331,000

Income before income taxes	2,158,000	1,702,000
Provision for income taxes	725,000	524,000
Net income	$1,433,000	$1,178,000

Earnings per share:
Basic	$0.17	$0.14
Diluted	$0.17	$0.14

Average number of common shares outstanding:
Basic	8,506,253	8,590,102
Diluted	8,514,252	8,622,339

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	June 30,
	(unaudited)	2010

ASSETS

Current Assets:
Cash and cash equivalents	$39,097,000	$39,468,000
Accounts receivable, less allowance for uncollectible accounts of $436,000 at September 30, 2010 and $400,000 at June 30, 2010	6,920,000	6,210,000
Inventories, net	12,604,000	12,390,000
Deferred income taxes	384,000	348,000
Other	344,000	252,000
Total current assets	59,349,000	58,668,000
Property, Plant and Equipment, net	4,061,000	3,957,000
Goodwill, net	10,957,000	10,957,000
Other Intangible Assets, net	962,000	992,000
Other Assets	226,000	247,000
Total assets	$75,555,000	$74,821,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$730,000	$631,000
Accrued expenses	1,433,000	1,787,000
Income taxes payable	711,000	448,000
Total current liabilities	2,874,000	2,866,000
Stockholders’ Equity:
Common stock	29,833,000	29,663,000
Retained earnings	43,808,000	42,375,000
Treasury stock, at cost	(960,000)	(83,000)
Total stockholders’ equity	72,681,000	71,955,000
Total liabilities and stockholders’ equity	$75,555,000	$74,821,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009

Cash Flows From Operating Activities:
Net income	$1,433,000	$1,178,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,000	167,000
Deferred income taxes	(15,000)	(64,000)
Stock-based compensation expense	195,000	131,000
Change in operating assets and liabilities:
Accounts receivable	(710,000)	5,091,000
Inventories	(214,000)	274,000
Other assets	(92,000)	(127,000)
Intangible assets	(30,000)	-
Accounts payable	99,000	(349,000)
Accrued expenses	(354,000)	(656,000)
Income taxes payable	263,000	397,000
Net cash provided by operating activities	759,000	6,042,000

Cash Flows From Investing Activities:
Proceeds from short-term investments	-	1,041,000
Purchase of property, plant and equipment	(228,000)	(19,000)
Net cash (used) provided by investing activities	(228,000)	1,022,000

Cash Flows From Financing Activities:
Purchase of treasury stock	(877,000)	-
Tax liability from vested restricted stock	(25,000)	(8,000)
Net cash used by financing activities	(902,000)	(8,000)

Net (decrease) increase in cash and cash equivalents	(371,000)	7,056,000
Cash and cash equivalents at beginning of period	39,468,000	25,696,000
Cash and cash equivalents at end of period	$39,097,000	$32,752,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$502,000	$200,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2010, the Consolidated Statements of Income for the three month periods ended September 30, 2010 and 2009 and the Consolidated Statements of Cash Flows for the three month periods ended September 30, 2010 and 2009 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal, recurring items.  Interim results are not necessarily indicative of results for a full year.  These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Note 2 – Description of Business and Significant Accounting Policies

The Company manufactures and sells marine seismic data acquisition equipment and consists of three operating units (segments): Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”) and Real Time Systems Inc. (“RTS”). As of June 30, 2009, each of these operating units is reported as a separate reportable segment for all periods presented in the Consolidated Financial Statements. The seismic energy sources segment (“Bolt”) develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The underwater cables and connectors segment (“A-G”) develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems. The seismic energy source controllers segment (“RTS”) develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment. See Note 11 to Consolidated Financial Statements (Unaudited) for additional information concerning reportable segments.

Principles of Consolidation:

The Consolidated Financial Statements (Unaudited) include the accounts of Bolt Technology Corporation and its subsidiary companies.  All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  See Note 10 to Consolidated Financial Statements (Unaudited) for additional information regarding cash and cash equivalent balances.

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

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method that approximates the first-in, first-out method.  The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory.  Amounts are charged to the reserve when the Company scraps or disposes of inventory.  See Note 3 to Consolidated Financial Statements (Unaudited) for additional information concerning inventories.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 40 years for buildings, over the shorter of the term of the lease or the estimated useful life for leasehold improvements, and 5 to 10 years for machinery and equipment.  Major improvements which add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred.  See Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning property, plant and equipment.

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations.  The Company tests goodwill for impairment annually or more frequently if impairment indicators arise.  Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.”  The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale.  The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities.  If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired.  If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss.  Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose.  Goodwill was tested for impairment at June 30, 2010, and the tests indicated no impairment of the goodwill balances.

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

The Company reviewed goodwill at September 30, 2010, and such review did not result in any indicators of impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets.  The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  The Company’s reviews as of September 30, 2010 and June 30, 2010 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution.  The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,

	2010	2009

Net income available to common stockholders	$1,433,000	$1,178,000

Divided by:
Weighted average common shares	8,506,253	8,590,102
Weighted average common share equivalents	7,999	32,237
Total weighted average common shares and common share equivalents	8,514,252	8,622,339

Basic earnings per share	$0.17	$0.14
Diluted earnings per share	$0.17	$0.14

For the three month periods ended September 30, 2010 and 2009, the calculations do not include options to acquire 173,000 shares and 158,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Note 3 – Inventories

Inventories consist of the following:

	September 30, 2010	June 30, 2010

Raw materials and sub-assemblies	$11,954,000	$11,788,000
Work-in-process	1,200,000	1,094,000
	13,154,000	12,882,000
Less – Reserve for inventory valuation	(550,000)	(492,000)
	$12,604,000	$12,390,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at September 30, 2010 and June 30, 2010 was $550,000 and $492,000, respectively.  At September 30, 2010 and June 30, 2010, approximately $877,000 and $778,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate was incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the three month period ended September 30, 2010, the inventory valuation reserve was increased by $123,000, and the Company scrapped $65,000 of inventory.

Note 4 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2010	June 30, 2010

Land	$253,000	$253,000
Buildings	1,130,000	1,130,000
Leasehold improvements	742,000	742,000
Machinery and equipment	9,388,000	9,160,000
	11,513,000	11,285,000
Less - accumulated depreciation	(7,452,000)	(7,328,000)
	$4,061,000	$3,957,000

Note 5 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of A-G and RTS.  A-G and RTS are two reporting units under ASC 350, “Intangibles – Goodwill and Other.”  Bolt, the parent of A-G and RTS, is a third reporting unit and has no goodwill.

The composition of the net goodwill balance at September 30, 2010 and June 30, 2010 is as follows:

A-G	$7,679,000
RTS	3,278,000
$10,957,000

Goodwill represents approximately 15% of the Company’s total assets at September 30, 2010.  The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate was incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

	September 30,	June 30,
	2010	2010

Gross	$1,742,000	$1,712,000
Less accumulated amortization	(780,000)	(720,000)
	$962,000	$992,000

Other intangible assets consist mainly of intangible assets acquired in the purchase of RTS.  The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years.  Intangible asset amortization recorded in each of the three month periods ended September 30, 2010 and 2009 amounted to $60,000.  Intangible asset amortization is estimated to be $240,000 in fiscal years 2011 and 2012, $188,000 in fiscal year 2013 and $28,000 in fiscal years 2014 and 2015.

Note 7 – Income Taxes

Income tax expense consists of the following for the three month periods ended September 30:

	2010	2009
Current:
Federal	$735,000	$578,000
State	5,000	10,000

Deferred:
Federal	(15,000)	(64,000)
State	-	-
Income tax expense	$725,000	$524,000

    ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at September 30, 2010.  There were no unallocated tax reserves at September 30, 2010.  The Company’s policy is to record any interest and penalties as a component of income tax expense.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2007 are no longer subject to examination by the Internal Revenue Service.

Note 8 – Stock Options and Restricted Stock

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

Stock option compensation expense, which is a non-cash item, was $86,000 and $69,000 for the three month periods ended September 30, 2010 and 2009, respectively.  Unrecognized compensation expense for stock options at September 30, 2010 amounted to $864,000 and is expected to be recognized over the next 5 years.

A summary of changes in stock options during the three month period ended September 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2010	188,000	$16.15	$9.20	2.9 years
Granted	-	$-	$-	-
Exercised	-	$-	$-	-
Options outstanding at September 30, 2010	188,000	$16.15	$9.20	2.7 years

At September 30, 2010, there was no aggregate intrinsic value for outstanding options because the market price of the Company’s Common Stock at September 30, 2010 was less than the weighted average exercise price of such options.

 The expiration dates for the outstanding options at September 30, 2010 are as follows:

Expiration Date of Option	Number of Shares
November 2011	37,500
April 2012	24,000
November 2012	7,500
January 2013	15,750
June 2013	23,250
November 2013	15,000
August 2014	50,000
November 2014	15,000
Total	188,000

Exercisable options outstanding at September 30, 2010, totaling 85,626 shares, consisted of 39,769 non-qualified and 45,857 qualified options.

The fair value of options vested during the three months ended September 30, 2010 (12,500 shares) was $113,000. No options vested during the period ended September 30, 2009. No options were exercised during the three month periods ended September 30, 2010 and 2009. The weighted average exercise price of exercisable options as of September 30, 2010 was $17.94. At September 30, 2010, there was no aggregate intrinsic value of exercisable options because the market price of the Company’s Common Stock at September 30, 2010 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at September 30, 2010 was 2.1 years.

During the three month periods ended September 30, 2010 and 2009, 24,500 and 43,000 shares, respectively, of restricted stock were granted. These shares vest over a five year period and the cost to recipients is zero.  The aggregate compensation cost for restricted stock granted during the three month periods ended September 30, 2010 and 2009 was $234,000 and $555,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period.  Restricted stock compensation expense was $109,000 and $62,000 for the three month periods ended September 30, 2010 and 2009, respectively.  Unrecognized compensation expense for restricted stock at September 30, 2010 amounted to $1,270,000.

A summary of changes in restricted stock awards during the three month period ended September 30, 2010 is as follows:

	Shares	Weighted Average Fair Value

Unvested restricted stock awards outstanding at June 30, 2010	93,400	$14.59
Granted	24,500	9.56
Vested	(12,200)	9.12
Unvested restricted stock awards outstanding at September 30, 2010	105,700	$13.42

The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the fair value over the exercise price of the option.  The Company also receives a tax deduction and/or liability when restricted stock vests based on the difference between the fair value at the grant date versus the vesting date.  The tax benefit and/or liability from the exercise of stock options and/or the vesting of restricted stock are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows (Unaudited).

Note 9 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the three month period ended September 30, 2010 were as follows:

	Common Stock		Retained	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance June 30, 2010	8,694,843	$29,663,000	$42,375,000	9,492	$(83,000)	$71,955,000
Restricted stock grants	24,500	—	—	—	—	—
Stock based compensation expense	—	195,000	—	—	—	195,000
Purchase of treasury stock	—	—	—	98,629	(877,000)	(877,000)
Tax liability from vested restricted stock	—	(25,000)	—	—	—	(25,000)
Net Income	—	—	1,433,000	—	—	1,433,000
Balance September 30, 2010	8,719,343	$29,833,000	$43,808,000	108,121	$(960,000)	$72,681,000

At September 30, 2010 and June 30, 2010, 20,000,000 shares of Common Stock, no par value, were authorized.

Note 10 – Concentrations and Contingencies

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and trade accounts receivable.  The Company maintains substantial cash and cash equivalent balances with various financial institutions in amounts that exceed the limit of FDIC insurance.  The Company believes that the risk of loss associated with cash and cash equivalents is remote.  The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms.  The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment.  In limited cases, the Company will grant customers extended payment terms of up to 12 months.  The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers.   Historically, the Company has not incurred significant credit related losses.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business.  The Company is not aware of any material current or pending litigation.

Note 11 – Segment Information

The Company has three reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.” The seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems. The seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment.

Sales of the Company’s products in each reportable segment are generally related to the level of worldwide marine oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices.

The following table provides selected financial information for each reportable segment for the three month periods ended September 30, 2010 and 2009:

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Corporate Headquarters and Eliminations	Consolidated

Three Months Ended September 30, 2010
Sales to external customers	$4,049,000	$3,789,000	$696,000	$—	$8,534,000
Intersegment sales	—	24,000	78,000	(102,000)	—
Depreciation and amortization	43,000	65,000	71,000	5,000	184,000
Income before income taxes	1,012,000	1,526,000	369,000	(749,000)	2,158,000
Fixed asset additions	205,000	23,000	—	—	228,000

Three Months Ended September 30, 2009
Sales to external customers	$3,367,000	$2,691,000	$975,000	$—	$7,033,000
Intersegment sales	—	136,000	—	(136,000)	—
Depreciation and amortization	38,000	53,000	71,000	5,000	167,000
Income before income taxes	940,000	940,000	428,000	(606,000)	1,702,000
Fixed asset additions	13,000	6,000	—	—	19,000

Balance Sheet Data at September 30, 2010
Segment assets	$20,455,000	$13,985,000	$6,316,000	$34,799,000	$75,555,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000

Balance Sheet Data at June 30, 2010
Segment assets	$19,955,000	$13,928,000	$6,218,000	$34,720,000	$74,821,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000

The Company does not allocate income taxes to the segments.

Note 12 — Subsequent Events

The Company has determined that there were no events or transactions occurring subsequent to September 30, 2010 that would have a material impact on the Company’s results of operations or financial condition as of September 30, 2010.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include statements about anticipated financial performance, future revenues or earnings, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, (v) the risk of fluctuations in future operating results, (vi) risks associated with global economic conditions, (vii) risks of changes in environmental or regulatory matters and (viii) other risks detailed in the Company’s filings with the Securities and Exchange Commission.  The Company believes that forward-looking statements made by it are based on reasonable expectations.  However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.  The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “may,” “could,” “should” and similar expressions are intended to identify forward-looking statements.

Overview

The Company manufactures and sells marine seismic data acquisition equipment and has three operating units, each of which is considered to be a separate reportable segment: seismic energy sources, underwater cables and connectors and seismic energy source controllers. Refer to Note 11 to Consolidated Financial Statements (Unaudited) for further information on reportable segments.

The Company’s products in all three segments share a common economic characteristic: sales are generally related to the level of worldwide oil and gas exploration and development activity. During the last half of calendar year 2008 (the first six months of fiscal year 2009), the price of oil significantly decreased and worldwide energy demand decreased due to the global economic slowdown. These factors lowered the demand for marine seismic exploration surveys and as a result, the demand for the Company’s products decreased. Sales decreased 21% in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 and 36% in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009. However, during the fourth quarter of fiscal 2010 there were indications that this downward trend had stabilized, as the Company’s sales and net income were the highest quarterly results in fiscal year 2010. Also, in the first quarter of fiscal year 2011, sales and net income showed substantial improvement over the first quarter of fiscal year 2010, as sales and net income increased by 21% and 22%, respectively.

Based on current activity, including discussions with customers, requests for quotations and incoming orders, the Company is hopeful that the improvement during the first quarter of fiscal year 2011 will continue in the remaining three quarters of this year. There can be no assurance, however, that improved sales and earnings will continue, due to the industry dependency on continued global economic growth. In addition, the Company cannot predict with any certainty the impact that the Deepwater Horizon incident in the Gulf of Mexico might have on the marine seismic exploration industry.

The Company’s balance sheet continued to strengthen during the three month period ended September 30, 2010. Working capital increased from $55,802,000 at June 30, 2010 to $56,475,000 at September 30, 2010. In addition, the Company remained debt free at September 30, 2010. The Company’s cash position decreased slightly, from $39,468,000 at June 30, 2010 to $39,097,000 at September 30, 2010, primarily due to the repurchase of 98,629 shares of the Company’s Common Stock at an aggregate cost of $877,000. (Refer to “Liquidity and Capital Resources” for further information on the Company’s stock repurchase program.)

Liquidity and Capital Resources

As of September 30, 2010, the Company believes that current cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs.

In the fourth quarter of fiscal 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management will determine the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18. As of September 30, 2010, the Company repurchased 108,121 of its shares under the repurchase program at an aggregate cost of $960,000.

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

Three Months Ended September 30, 2010

At September 30, 2010, the Company had $39,097,000 in cash and cash equivalents.

For the three month period ended September 30, 2010, cash flow from operating activities after changes in working capital items was $759,000, primarily due to net income adjusted for non-cash items partially offset by higher accounts receivable, inventories, and other assets.

For the three month period ended September 30, 2010, cash used in investing activities was $228,000 due to capital expenditures for new and replacement equipment.

For the three month period ended September 30, 2010, cash used in financing activities was $902,000 due to repurchases of the Company’s Common Stock ($877,000) and tax liability from vested restricted stock ($25,000).

The Company anticipates that capital expenditures for the remainder of fiscal year 2011 will be less than $350,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At September 30, 2010 and June 30, 2010, the five customers with the highest accounts receivable balances represented 67% and 59% of the consolidated accounts receivable balances on those dates, respectively.

Three Months Ended September 30, 2009

At September 30, 2009, the Company had $33,752,000 in cash, cash equivalents and short-term investments.  This amount is $6,015,000 or 22% higher than the amount of cash, cash equivalents and short-term investments at June 30, 2009.

For the three month period ended September 30, 2009, cash flow from operating activities after changes in working capital items was $6,042,000, primarily due to net income adjusted for non-cash items and lower accounts receivable, partially offset by lower current liabilities.

For the three month period ended September 30, 2009, cash flow from investing activities was $1,022,000 due to proceeds received from matured short-term investments of $1,041,000, partially offset by capital expenditures of $19,000 for new and replacement equipment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

During the three month period ended September 30, 2010, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2010.  The Company had no long-term borrowings, capital leases, purchase obligations or other long term liabilities at September 30, 2010.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Consolidated sales for the three month period ended September 30, 2010 totaled $8,534,000, an increase of $1,501,000 or 21% from the three month period ended September 30, 2009.  The increase in net sales by reportable segment was as follows: seismic energy sources increased by $682,000 (20%), underwater cables and connectors increased by $1,098,000 (41%), and seismic energy source controllers decreased by $279,000 (29%). The increase in net sales reflects an increase in marine seismic exploration activity due to an improving global economy.

Consolidated gross profit as a percentage of consolidated sales was 53% for the three month period ended September 30, 2010 versus 51% for the three month period ended September 30, 2009.  The improvement in the gross profit percentage was caused primarily by sales mix and manufacturing efficiencies associated with the 21% sales increase.

Research and development costs for the three month period ended September 30, 2010 increased by $21,000 or 29% from the three month period ended September 30, 2009.

Selling, general and administrative expenses increased by $424,000 or 22% in the three month period ended September 30, 2010 from the three month period ended September 30, 2009, primarily due to increases in the following areas: compensation costs ($305,000), travel ($46,000), and professional fees ($38,000).

Interest income decreased by $20,000 or 19% in the three month period ended September 30, 2010 from the three month period ended September 30, 2009, primarily due to lower interest rates partially offset by increases in the Company’s cash and cash equivalent balances.

The provision for income taxes for the three month period ended September 30, 2010 was $725,000, an effective tax rate of 34%.  This rate was the same as the federal statutory rate of 34% due to state income taxes and a miscellaneous adjustment, partially offset by the domestic manufacturer’s deduction.  The provision for income taxes for the three month period ended September 30, 2009 was $524,000, an effective tax rate of 31%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in net income for the three month period ended September 30, 2010 of $1,433,000 compared to net income of $1,178,000 for the three month period ended September 30, 2009.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at September 30, 2010 and June 30, 2009 was $550,000 and $492,000, respectively.  At September 30, 2010 and June 30, 2010, approximately $877,000 and $778,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the three month period ended September 30, 2010, the inventory valuation reserve was increased by $123,000, and the Company scrapped $65,000 of inventory.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income.  The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2010 and June 30, 2010 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by ASC 350, “Intangibles – Goodwill and Other,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise.  Goodwill was tested for impairment at June 30, 2010, and the tests indicated no impairment of the goodwill balances.  The Company reviewed goodwill at September 30, 2010, and such review did not result in indicators of impairment.

Goodwill represents approximately 15% of the Company’s total assets at September 30, 2010.  The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.  See Notes 2 and 5 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s stock repurchase activity for the three months ended September 30, 2010 was as follows:

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 through July 31	93,929	$8.90	93,929	$9,082,000
August 1 through August 31	4,700	8.92	4,700	9,040,000
September 1 through September 30	—	—	—	—
Total	98,629	$8.90	98,629	$9,040,000

(1)          On June 24, 2010, the Company’s Board of Directors approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions.

Item 5 – Other Information

On November 5, 2010, the Company’s wholly-owned subsidiary, A-G Geophysical Products, Inc. (“A-G”), entered into an Amendment to Employment Agreement with A-G’s President, Michael C. Hedger.  The Amendment provides that (i) effective July 1, 2010, Mr. Hedger’s compensation will be comprised of an annual base salary of  $400,000 plus a discretionary performance bonus to be determined from time to time by the Board of Directors of A-G, subject to the qualification that for each of fiscal years 2011, 2012 and 2013, the total of such compensation  may not be less than $75,000 plus 3.5% of A-G’s sales for such fiscal year, (ii) Mr. Hedger will serve as President of A-G, and as Executive Vice President and Chief Operating Officer of the Company, (iii)  Mr. Hedger will be entitled to designate the beneficiary of the life insurance policy maintained by the Company on the life of Mr. Hedger and in the event of the termination of his employment for any reason, ownership of the life insurance policy shall be transferred to Mr. Hedger, and (iv) the benefits payable to Mr. Hedger pursuant to the employment agreement in connection with a change of control will be limited to the maximum amount that can be paid without any amount paid thereunder being treated as a “parachute payment.”

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

10.5
Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†

10.6
Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†

10.7
Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010*.†

10.8
Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

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

BOLT TECHNOLOGY CORPORATION

Date: November 9, 2010	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.5
Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†

10.6
Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†

10.7
Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010*.†

10.8
Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

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