Form 10-Q
period 2010-12-31
BOLT TECHNOLOGY CORP
filed 2011-02-09
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

At February 7, 2011, there were 8,619,722 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I -	Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) - Three months and six months ended December 31, 2010 and 2009	3

	Consolidated Balance Sheets - December 31, 2010 (Unaudited) and June 30, 2010	4

	Consolidated Statements of Cash Flows (Unaudited) - Six months ended December 31, 2010 and 2009	5

	Notes to Consolidated Financial Statements (Unaudited)	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

Part II -	Other Information

Item 6.	Exhibits	29-31

Signatures		32

Exhibit Index		33-35

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Sales	$10,124,000	$8,675,000	$18,658,000	$15,708,000

Costs and Expenses:
Cost of sales	5,482,000	4,271,000	9,528,000	7,737,000
Research and development	87,000	132,000	181,000	205,000
Selling, general and administrative	2,229,000	2,193,000	4,551,000	4,091,000
Interest income	(80,000)	(100,000)	(166,000)	(206,000)

	7,718,000	6,496,000	14,094,000	11,827,000

Income before income taxes	2,406,000	2,179,000	4,564,000	3,881,000
Provision for income taxes	725,000	718,000	1,450,000	1,242,000
Net income	$1,681,000	$1,461,000	$3,114,000	$2,639,000

Earnings per share:
Basic	$0.20	$0.17	$0.37	$0.31
Diluted	$0.20	$0.17	$0.37	$0.31

Average number of common shares outstanding:
Basic	8,506,517	8,592,695	8,506,385	8,591,399
Diluted	8,529,018	8,626,233	8,521,635	8,624,286

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	June 30,
	(unaudited)	2010

ASSETS

Current Assets:
Cash and cash equivalents	$40,875,000	$39,468,000
Accounts receivable, less allowance for uncollectible accounts of $472,000 at December 31, 2010 and $400,000 at June 30, 2010	6,742,000	6,210,000
Inventories, net	11,901,000	12,390,000
Deferred income taxes	410,000	348,000
Other current assets	287,000	252,000
Total current assets	60,215,000	58,668,000
Property, Plant and Equipment, net	3,949,000	3,957,000
Goodwill, net	10,957,000	10,957,000
Other Intangible Assets, net	904,000	992,000
Other Assets	225,000	247,000
Total assets	$76,250,000	$74,821,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$533,000	$631,000
Accrued expenses	1,109,000	1,787,000
Income taxes payable	43,000	448,000
Total current liabilities	1,685,000	2,866,000
Stockholders’ Equity:
Common stock	30,036,000	29,663,000
Retained earnings	45,489,000	42,375,000
Treasury stock, at cost	(960,000)	(83,000)
Total stockholders’ equity	74,565,000	71,955,000
Total liabilities and stockholders’ equity	$76,250,000	$74,821,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2010	2009

Cash Flows From Operating Activities:
Net income	$3,114,000	$2,639,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	378,000	343,000
Deferred income taxes	(41,000)	(130,000)
Stock-based compensation expense	396,000	298,000
Change in operating assets and liabilities:
Accounts receivable	(532,000)	4,552,000
Inventories	489,000	961,000
Other assets	(34,000)	12,000
Accounts payable	(98,000)	(239,000)
Accrued expenses	(678,000)	(650,000)
Income taxes payable	(405,000)	-
Net cash provided by operating activities	2,589,000	7,786,000

Cash Flows From Investing Activities:
Proceeds from short-term investments	-	2,041,000
Acquisition of RTS	-	(627,000)
Capital expenditures	(282,000)	(86,000)
Net cash (used) provided by investing activities	(282,000)	1,328,000

Cash Flows From Financing Activities:
Purchase of treasury stock	(877,000)	-
Tax liability from vested restricted stock	(23,000)	(7,000)
Net cash (used) by financing activities	(900,000)	(7,000)

Net increase in cash and cash equivalents	1,407,000	9,107,000
Cash and cash equivalents at beginning of period	39,468,000	25,696,000
Cash and cash equivalents at end of period	$40,875,000	$34,803,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$1,918,000	$1,379,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of December 31, 2010, the Consolidated Statements of Income for the three month and six month periods ended December 31, 2010 and 2009 and the Consolidated Statements of Cash Flows for the six month periods ended December 31, 2010 and 2009 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal, recurring items.  Interim results are not necessarily indicative of results for a full year.  These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

The Company reviewed goodwill at December 31, 2010, and such review did not result in any indicators of impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets.  The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  The Company’s reviews as of December 31, 2010 and June 30, 2010 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution.  The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and six month periods ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Net income available to common stockholders	$1,681,000	$1,461,000	$3,114,000	$2,639,000

Divided by:
Weighted average common shares	8,506,517	8,592,695	8,506,385	8,591,399
Weighted average common share equivalents	22,501	33,538	15,250	32,887
Total weighted average common shares and common share equivalents	8,529,018	8,626,233	8,521,635	8,624,286

Basic earnings per share	$0.20	$0.17	$0.37	$0.31
Diluted earnings per share	$0.20	$0.17	$0.37	$0.31

For the three month periods ended December 31, 2010 and 2009, the calculations do not include options to acquire 128,000 shares and 158,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Note 3 – Inventories

Inventories consist of the following:

	December 31, 2010	June 30, 2010

Raw materials and sub-assemblies	$11,396,000	$11,788,000
Work-in-process	1,085,000	1,094,000
	12,481,000	12,882,000
Less – Reserve for inventory valuation	(580,000)	(492,000)
	$11,901,000	$12,390,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at December 31, 2010 and June 30, 2010 was $580,000 and $492,000, respectively.  At December 31, 2010 and June 30, 2010, approximately $814,000 and $778,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate was incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the six month period ended December 31, 2010, the inventory valuation reserve was increased by $153,000, and the Company scrapped $65,000 of inventory.

Note 4 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2010	June 30, 2010

Land	$253,000	$253,000
Buildings	1,130,000	1,130,000
Leasehold improvements	742,000	742,000
Machinery and equipment	9,410,000	9,160,000
	11,535,000	11,285,000
Less - accumulated depreciation	(7,586,000)	(7,328,000)
	$3,949,000	$3,957,000

Note 5 – Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of A-G and RTS.  A-G and RTS are two reporting units under ASC 350, “Intangibles – Goodwill and Other.”  Bolt, the parent of A-G and RTS, is a third reporting unit and has no goodwill.

The composition of the net goodwill balance at December 31, 2010 and June 30, 2010 is as follows:

A-G	$7,679,000
RTS	3,278,000
$10,957,000

Goodwill represents approximately 14% of the Company’s total assets at December 31, 2010.  The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate was incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

	December 31,	June 30,
	2010	2010

Acquired intangible assets	$1,744,000	$1,712,000
Less accumulated amortization	(840,000)	(720,000)
	$904,000	$992,000

Other intangible assets consist mainly of intangible assets acquired in the purchase of RTS. The major portion of these assets ($1,487,000) is being amortized using the straight-line method over a period of six to nine and one-half years. Intangible asset amortization recorded in each of the six month periods ended December 31, 2010 and 2009 amounted to $120,000. Intangible asset amortization is estimated to be $240,000 in fiscal years 2011 and 2012, $188,000 in fiscal year 2013 and $28,000 in fiscal years 2014, 2015 and 2016.

Note 7 – Income Taxes

Income tax expense consists of the following for the six month periods ended December 31:

	2010	2009
Current:
Federal	$1,480,000	$1,361,000
State	11,000	11,000

Deferred:
Federal	(41,000)	(130,000)
State	-	-
Income tax expense	$1,450,000	$1,242,000

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at December 31, 2010. There were no unallocated tax reserves at December 31, 2010. The Company’s policy is to record any interest and penalties as a component of income tax expense. The Company’s federal income tax returns for fiscal years prior to fiscal year 2007 are no longer subject to examination by the Internal Revenue Service.

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

Stock option compensation expense, which is a non-cash item, was $173,000 and $153,000 for the six month periods ended December 31, 2010 and 2009, respectively.  Unrecognized compensation expense for stock options at December 31, 2010 amounted to $807,000 and is expected to be recognized over the next 5 years.

A summary of changes in stock options during the six month period ended December 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2010	188,000	$16.15	$9.20	2.9 years
Granted	7,500	$12.53	$4.03	4.9 years
Exercised	-	$-	$-	-
Options outstanding at December 31, 2010	195,500	$16.02	$9.00	2.5 years

                During the six month period ended December 31, 2010, stock option grants for 7,500 shares were awarded in November 2010. The fair value of options granted was $4.03 as estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Stock price volatility	34%
Expected life (years)	5

At December 31, 2010, there was no aggregate intrinsic value for outstanding options because the market price of the Company’s Common Stock at December 31, 2010 was less than the weighted average exercise price of such options.

The expiration dates for the outstanding options at December 31, 2010 are as follows:

Number of
Expiration Date of Option	Shares
November 2011	37,500
April 2012	24,000
November 2012	7,500
January 2013	15,750
June 2013	23,250
November 2013	15,000
August 2014	50,000
November 2014	15,000
November 2015	7,500
Total	195,500

Exercisable options outstanding at December 31, 2010, totaling 104,376 shares, consisted of 58,519 non-qualified and 45,857 qualified options.

The fair value of options vested during the six months ended December 31, 2010 (31,250 shares) was $348,000. No options were exercised during the six month periods ended December 31, 2010 and 2009. The weighted average exercise price of exercisable options as of December 31, 2010 was $16.87. At December 31, 2010, there was no aggregate intrinsic value of exercisable options because the market price of the Company’s Common Stock at December 31, 2010 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at December 31, 2010 was 1.9 years.

During the six month periods ended December 31, 2010 and 2009, 30,000 and 45,500 shares, respectively, of restricted stock were granted. These shares vest over a five year period and the cost to recipients is zero.  The aggregate compensation cost for restricted stock granted during the six month periods ended December 31, 2010 and 2009 was $298,000 and $580,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period.  Restricted stock compensation expense was $223,000 and $145,000 for the six month periods ended December 31, 2010 and 2009, respectively.  Unrecognized compensation expense for restricted stock at December 31, 2010 amounted to $1,220,000.

A summary of changes in restricted stock awards during the six month period ended December 31, 2010 is as follows:

	Shares	Weighted Average Fair Value

Unvested restricted stock awards outstanding at June 30, 2010	93,400	$14.59
Granted	30,000	9.92
Vested	(13,700)	9.51
Unvested restricted stock awards outstanding at December 31, 2010	109,700	$13.40

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

Note 9 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the six month period ended December 31, 2010 were as follows:

	Common Stock		Retained	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance June 30, 2010	8,694,843	$29,663,000	$42,375,000	9,492	$(83,000)	$71,955,000
Restricted stock grants	30,000	—	—	—	—	—
Stock based compensation expense	—	396,000	—	—	—	396,000
Purchase of treasury stock	—	—	—	98,629	(877,000)	(877,000)
Tax liability from vested restricted stock	—	(23,000)	—	—	—	(23,000)
Net Income	—	—	3,114,000	—	—	3,114,000
Balance December 31, 2010	8,724,843	$30,036,000	$45,489,000	108,121	$(960,000)	$74,565,000

At December 31, 2010 and June 30, 2010, 20,000,000 shares of Common Stock, no par value, were authorized.

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

The following table provides selected financial information for each reportable segment for the three month and six month periods ended December 31, 2010 and 2009:

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Corporate Headquarters and Eliminations	Consolidated

Six Months Ended December 31, 2010
Sales to external customers	$9,403,000	$7,576,000	$1,679,000	$—	$18,658,000
Intersegment sales	—	68,000	213,000	(281,000)	—
Depreciation and amortization	97,000	129,000	143,000	9,000	378,000
Income before income taxes	2,324,000	2,899,000	783,000	(1,442,000)	4,564,000
Fixed asset additions	212,000	36,000	2,000	—	250,000

Three Months Ended December 31, 2010
Sales to external customers	$5,354,000	$3,787,000	$983,000	$—	$10,124,000
Intersegment sales	—	44,000	135,000	(179,000)	—
Depreciation and amortization	54,000	64,000	72,000	4,000	194,000
Income before income taxes	1,312,000	1,373,000	414,000	(693,000)	2,406,000
Fixed asset additions	7,000	13,000	2,000	—	22,000

Balance Sheet Data at December 31, 2010
Segment assets	$20,348,000	$14,131,000	$6,363,000	$35,408,000	$76,250,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000

Six Months Ended December 31, 2009
Sales to external customers	$7,845,000	$5,531,000	$2,332,000	$—	$15,708,000
Intersegment sales	—	535,000	—	(535,000)	—
Depreciation and amortization	76,000	115,000	143,000	9,000	343,000
Income before income taxes	2,083,000	1,989,000	1,079,000	(1,270,000)	3,881,000
Fixed asset additions	74,000	9,000	3,000	—	86,000

Three Months Ended December 31, 2009
Sales to external customers	$4,478,000	$2,840,000	$1,357,000	$—	$8,675,000
Intersegment sales	—	399,000	—	(399,000)	—
Depreciation and amortization	38,000	62,000	72,000	4,000	176,000
Income before income taxes	1,143,000	1,049,000	651,000	(664,000)	2,179,000
Fixed asset additions	61,000	3,000	3,000	—	67,000

Balance Sheet Data at June 30, 2010
Segment assets	$19,955,000	$13,928,000	$6,218,000	$34,720,000	$74,821,000
Goodwill	—	7,679,000	3,278,000	—	10,957,000

The Company does not allocate income taxes to the segments.

Note 12 — Subsequent Events

On January 6, 2011, the Company acquired all of the outstanding common stock of SeaBotix Inc. (“SeaBotix”) effective as of January 1, 2011, for $10,000,000 in cash (paid at closing).  Based on the completion of SeaBotix’s December 31, 2010 financial statements’ audit and the achievement of certain revenue levels in the next four years, further payments anticipated not to exceed $20,000,000 could be payable.  The fair value of the purchase price and the allocation thereof have not yet been determined.  Approximately $113,000 of SeaBotix acquisition costs, which are included in selling, general and administrative expenses, have been recorded in the Company’s results of operations for the six month period ending December 31, 2010.  SeaBotix designs, manufactures and sells underwater remotely operated vehicle systems.  SeaBotix was established in 2001 and is located in San Diego, California. SeaBotix will continue to operate in San Diego as a wholly-owned subsidiary of the Company.  The results of operations for SeaBotix will be consolidated with the Company effective January 1, 2011 and will constitute a fourth reporting segment.

The Company has determined that there were no other events or transactions occurring subsequent to December 31, 2010 that would have a material impact on the Company’s results of operations or financial condition as of December 31, 2010.

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

The Company’s products in all three segments share a common economic characteristic: sales are generally related to the level of worldwide oil and gas exploration and development activity. During the last half of calendar year 2008 (the first six months of the Company’s fiscal year 2009), the price of oil significantly decreased and worldwide energy demand decreased due to the global economic slowdown. These factors lowered the demand for marine seismic exploration surveys and as a result, the demand for the Company’s products decreased. Sales decreased 21% in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 and 36% in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009. However, during the fourth quarter of fiscal year 2010 there were indications that this downward trend had stabilized, as the Company’s sales and net income were the highest quarterly results in fiscal year 2010. During the six month period ended December 31, 2010, sales and net income improved over the six month period ended December 31, 2009, with sales and net income increasing by 19% and 18%, respectively.

Based on current activity, including discussions with customers, requests for quotations and incoming orders, the Company is hopeful that the improvement in profitability during the first half of fiscal year 2011, the six month period ending December 31, 2010,  will continue in the remaining two quarters of this year. There can be no assurance, however, that improved sales and earnings will continue, due to the industry dependency on continued global economic growth. In addition, the Company cannot predict with any certainty any long term impact that the Deepwater Horizon incident in the Gulf of Mexico during 2010 may have on the marine seismic exploration industry.

The Company’s balance sheet continued to strengthen during the six month period ended December 31, 2010. Working capital increased from $55,802,000 at June 30, 2010 to $58,530,000 at December 31, 2010. In addition, the Company remained debt free at December 31, 2010. The Company’s cash position increased from $39,468,000 at June 30, 2010 to $40,875,000 at December 31, 2010. The increase in cash was accomplished despite the repurchase of 98,629 shares of the Company’s Common Stock at an aggregate cost of $877,000. (Refer to “Liquidity and Capital Resources” for further information on the Company’s stock repurchase program.)

    On January 6, 2011, the Company acquired all of the outstanding common stock of SeaBotix Inc. (“SeaBotix”) effective as of January 1, 2011, for $10,000,000 in cash (paid at closing).  Based on the completion of SeaBotix’s December 31, 2010 financial statements’ audit and the achievement of certain revenue levels in the next four years, further payments anticipated not to exceed $20,000,000 could be payable.  The fair value of the purchase price and the allocation thereof have not yet been determined.  Approximately $113,000 of SeaBotix acquisition costs, which are included in selling, general and administrative expenses, have been recorded in the Company’s results of operations for the six month period ending December 31, 2010.  SeaBotix designs, manufactures and sells underwater remotely operated vehicle systems.  SeaBotix was established in 2001 and is located in San Diego, California. SeaBotix will continue to operate in San Diego as a wholly-owned subsidiary of the Company.  The results of operations for SeaBotix will be consolidated with the Company effective January 1, 2011 and will constitute a fourth reporting segment.

Liquidity and Capital Resources

As of December 31, 2010, the Company believes that current cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs in fiscal year 2011.

In the fourth quarter of fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management will determine the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18. As of December 31, 2010, the Company repurchased 108,121 of its shares under the repurchase program at an aggregate cost of $960,000.

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

Six Months Ended December 31, 2010

At December 31, 2010, the Company had $40,875,000 in cash and cash equivalents.  This amount is $1,407,000 or 4% higher than the amount of cash and cash equivalents at June 30, 2010.

For the six month period ended December 31, 2010, cash flow from operating activities after changes in working capital items was $2,589,000, primarily due to net income adjusted for non-cash items and lower inventories, partially offset by higher accounts receivable and lower current liabilities.

For the six month period ended December 31, 2010, cash used in investing activities was $282,000 due to capital expenditures for new and replacement equipment ($250,000) and intangible assets ($32,000).

For the six month period ended December 31, 2010, cash used in financing activities was $900,000 due to repurchases of the Company’s Common Stock ($877,000) and tax liability from vested restricted stock ($23,000).

The Company anticipates that capital expenditures for the remainder of fiscal year 2011 will not exceed $350,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At December 31, 2010 and June 30, 2010, the five customers with the highest accounts receivable balances represented 60% and 59% of the consolidated accounts receivable balances on those dates, respectively.

Six Months Ended December 31, 2009

At December 31, 2009, the Company had $34,803,000 in cash and cash equivalents.  This amount is $9,107,000 or 35% higher than the amount of cash and cash equivalents at June 30, 2009.

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

Contractual Obligations

During the six month period ended December 31, 2010, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2010.  The Company had no long-term borrowings, capital leases, purchase obligations or other long term liabilities at December 31, 2010.

Results of Operations

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Consolidated sales for the six month period ended December 31, 2010 totaled $18,658,000, an increase of $2,950,000 or 19% from the six month period ended December 31, 2009.  The change in sales by reportable segment was as follows: seismic energy sources increased by $1,558,000 (20%), underwater cables and connectors increased by $2,045,000 (37%), and seismic energy source controllers decreased by $653,000 (28%). The increase in net sales reflects an increase in marine seismic exploration activity due to an improving global economy.

Consolidated gross profit as a percentage of consolidated sales was 49% for the six month period ended December 31, 2010 versus 51% for the six month period ended December 31, 2009.  The net decrease in the gross profit percentage was caused primarily by sales mix, partially offset by manufacturing efficiencies associated with the 19% sales increase.

Research and development costs for the six month period ended December 31, 2010 decreased by $24,000 or 12% from the six month period ended December 31, 2009.

Selling, general and administrative expenses increased by $460,000 or 11% in the six month period ended December 31, 2010 from the six month period ended December 31, 2009, primarily due to higher compensation costs ($333,000) and SeaBotix acquisition costs ($113,000).

Interest income decreased by $40,000 or 19% in the six month period ended December 31, 2010 from the six month period ended December 31, 2009, primarily due to lower interest rates, partially offset by increases in the Company’s cash and cash equivalent balances.

The provision for income taxes for the six month period ended December 31, 2010 was $1,450,000, an effective tax rate of 32%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.  The provision for income taxes for the six month period ended December 31, 2009 was $1,242,000, an effective tax rate of 32%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in net income for the six month period ended December 31, 2010 of $3,114,000 compared to net income of $2,639,000 for the six month period ended December 31, 2009.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Consolidated sales for the three month period ended December 31, 2010 totaled $10,124,000, an increase of $1,449,000 or 17% from the three month period ended December 31, 2009.  The change in sales by reportable segment was as follows: seismic energy sources increased by $876,000 (20%), underwater cables and connectors increased by $947,000 (33%), and seismic energy source controllers decreased by $374,000 (28%). The increase in net sales reflects an increase in marine seismic exploration activity due to an improving global economy.

Consolidated gross profit as a percentage of consolidated sales was 46% for the three month period ended December 31, 2010 versus 51% for the three month period ended December 31, 2009.  The net decrease in the gross profit percentage was caused primarily by sales mix, partially offset by manufacturing efficiencies associated with the 17% sales increase.

Research and development costs for the three month period ended December 31, 2010 decreased by $45,000 or 34% from the three month period ended December 31, 2009.

Selling, general and administrative expenses increased by $36,000 or 2% in the three month period ended December 31, 2010 from the three month period ended December 31, 2009, primarily due to SeaBotix acquisition costs ($96,000) and higher compensation expense ($28,000), partially offset by lower trade show expense ($34,000) and freight expense ($42,000).

Interest income decreased by $20,000 or 20% in the three month period ended December 31, 2010 from the three month period ended December 31, 2009, primarily due to lower interest rates, partially offset by increases in the Company’s cash and cash equivalent balances.

The provision for income taxes for the three month period ended December 31, 2010 was $725,000, an effective tax rate of 30%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.  The provision for income taxes for the three month period ended December 31, 2009 was $718,000, an effective tax rate of 33%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in net income for the three month period ended December 31, 2010 of $1,681,000 compared to net income of $1,461,000 for the three month period ended December 31, 2009.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at December 31, 2010 and June 30, 2010 was $580,000 and $492,000, respectively.  At December 31, 2010 and June 30, 2010, approximately $814,000 and $778,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the six month period ended December 31, 2010, the inventory valuation reserve was increased by $153,000, and the Company scrapped $65,000 of inventory.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded.  If that assessment changes, a charge or a benefit would be recorded in the consolidated statement of income.  The Company has concluded that no deferred tax valuation allowance was necessary at December 31, 2010 and June 30, 2010 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by ASC 350, “Intangibles – Goodwill and Other,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise.  Goodwill was tested for impairment at June 30, 2010, and the tests indicated no impairment of the goodwill balances.  The Company reviewed goodwill at December 31, 2010, and such review did not result in indicators of impairment.

Goodwill represents approximately 14% of the Company’s total assets at December 31, 2010.  The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.  See Notes 2 and 5 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

Accounting Standards Update No. 2010-29--Business Combinations (Topic 805)

              In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is an amendment to Topic 805 of the FASB Accounting Standards Codification. This amendment provides clarification regarding the acquisition date that should be used for reporting required pro forma financial information disclosures under Topic 805 when comparative financial statements are presented. Under ASU 2010-29 if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. If comparative financial statements are not presented, the entity should disclose revenue and earnings of the combined entity for the current reporting period as though the business combination had occurred at the beginning of the current annual reporting period. In addition, ASU 2010-29 improves the usefulness of pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption of ASU 2010-29 is allowed.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.5
Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†

10.6
Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†

10.7
Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†

10.8
Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

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

10.11
Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).

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

BOLT TECHNOLOGY CORPORATION

Date: February 9, 2011	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2011	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.5
Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†

10.6
Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†

10.7
Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†

10.8
Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).

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

10.11
Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).

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