Form 10-Q
period 2011-03-31
BOLT TECHNOLOGY CORP
filed 2011-05-10
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

At May 9, 2011, there were 8,619,722 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I -	Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) - Three months and nine months ended March 31, 2011 and 2010	3

	Consolidated Balance Sheets - March 31, 2011 (Unaudited) and June 30, 2010	4

	Consolidated Statements of Cash Flows (Unaudited) – Nine months ended March 31, 2011 and 2010	5

	Notes to Consolidated Financial Statements (Unaudited)	6-20

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21-29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

Part II -	Other Information

Item 6.	Exhibits	31-33

Signatures		34

Exhibit Index		35-37

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Sales	$9,381,000	$5,897,000	$28,039,000	$21,605,000

Costs and Expenses:
Cost of sales	5,046,000	3,111,000	14,574,000	10,848,000
Research and development	417,000	77,000	598,000	282,000
Selling, general and administrative	2,693,000	1,802,000	7,244,000	5,893,000
Interest income	(65,000)	(103,000)	(231,000)	(309,000)

	8,091,000	4,887,000	22,185,000	16,714,000

Income before income taxes	1,290,000	1,010,000	5,854,000	4,891,000
Provision for income taxes	263,000	329,000	1,713,000	1,571,000
Net income	$1,027,000	$681,000	$4,141,000	$3,320,000

Earnings per share:
Basic	$0.12	$0.08	$0.49	$0.39
Diluted	$0.12	$0.08	$0.49	$0.39

Average number of common shares outstanding:
Basic	8,513,567	8,599,415	8,508,779	8,594,071
Diluted	8,543,896	8,603,126	8,529,055	8,617,233

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	June 30,
	(unaudited)	2010
ASSETS

Current Assets:
Cash and cash equivalents	$30,298,000	$39,468,000
Accounts receivable, less allowance for uncollectible accounts of $518,000 at March 31, 2011 and $400,000 at June 30, 2010	6,972,000	6,210,000
Inventories, net	15,091,000	12,390,000
Deferred income taxes	818,000	348,000
Other current assets	778,000	252,000
Total current assets	53,957,000	58,668,000
Property, Plant and Equipment, net	5,160,000	3,957,000
Goodwill, net	16,875,000	10,957,000
Other Intangible Assets, net	9,256,000	992,000
Other Assets	245,000	247,000
Total assets	$85,493,000	$74,821,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,140,000	$631,000
Accrued expenses	5,745,000	1,787,000
Income taxes payable	-	448,000
Total current liabilities	6,885,000	2,866,000
Deferred Income Taxes	2,824,000	-
Total liabilities	9,709,000	2,866,000

Stockholders’ Equity:
Common stock	30,228,000	29,663,000
Retained earnings	46,516,000	42,375,000
Treasury stock, at cost	(960,000)	(83,000)
Total stockholders’ equity	75,784,000	71,955,000
Total liabilities and stockholders’ equity	$85,493,000	$74,821,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities:
Net income	$4,141,000	$3,320,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	786,000	525,000
Deferred income taxes	(199,000)	(137,000)
Stock-based compensation expense	599,000	468,000
Change in operating assets and liabilities:
Accounts receivable	580,000	7,061,000
Inventories	(656,000)	645,000
Other assets	(186,000)	(347,000)
Accounts payable	(243,000)	(542,000)
Accrued expenses	(560,000)	(992,000)
Income taxes payable	(448,000)	(174,000)
Net cash provided by operating activities	3,814,000	9,827,000

Cash Flows From Investing Activities:
Purchase of SeaBotix Inc., net of cash acquired of $316,000	(11,184,000)	-
Proceeds from short-term investments	-	2,041,000
Purchase of Real Time Systems Inc.	-	(627,000)
Capital expenditures and other non-current assets	(350,000)	(140,000)
Net cash (used) provided by investing activities	(11,534,000)	1,274,000

Cash Flows From Financing Activities:
Purchase of treasury stock	(877,000)	-
Repayment of debt	(539,000)	-
Tax liability from vested restricted stock	(34,000)	(25,000)
Net cash used by financing activities	(1,450,000)	(25,000)

Net (decrease) increase in cash and cash equivalents	(9,170,000)	11,076,000
Cash and cash equivalents at beginning of period	39,468,000	25,696,000
Cash and cash equivalents at end of period	$30,298,000	$36,772,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$2,518,000	$2,179,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2011, the Consolidated Statements of Income for the three month and nine month periods ended March 31, 2011 and 2010 and the Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2011 and 2010 for Bolt Technology Corporation and its subsidiary companies (the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal, recurring items.  Interim results are not necessarily indicative of results for a full year.  These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Note 2 – Description of Business and Significant Accounting Policies

The Company manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles, and consists of four operating units (segments): Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). SBX was acquired by Bolt effective January 1, 2011. The seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems. The seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment.  The underwater robotic vehicles segment develops, manufactures and sells underwater remotely operated robotic vehicles.  Refer to Note 12 to Consolidated Financial Statements (Unaudited) for additional information concerning reportable segments.

Principles of Consolidation:

The Consolidated Financial Statements (Unaudited) include the accounts of Bolt Technology Corporation and its subsidiary companies.  All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Refer to Note 11 to Consolidated Financial Statements (Unaudited) for additional information regarding cash and cash equivalent balances.

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

Inventories:

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method that approximates the first-in, first-out method.  The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory.  Amounts are charged to the reserve when the Company scraps or disposes of inventory.  Refer to Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning inventories.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost.  Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 40 years for buildings, over the shorter of the term of the lease or the estimated useful life for leasehold improvements, and 5 to 10 years for machinery and equipment.  Major improvements that add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred.  Refer to Note 5 to Consolidated Financial Statements (Unaudited) for additional information concerning property, plant and equipment.

Goodwill and Other Long-Lived Assets:

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations.  The Company tests goodwill for impairment annually or more frequently if impairment indicators arise.  Step one of the goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.”  The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale.  The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities.  If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired.  If the fair value is below the carrying amount, the Company will proceed to the next step, which is to measure the impairment loss.  Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose.  Goodwill was tested for impairment at June 30, 2010, and the tests indicated no impairment of the goodwill balances.

The Company reviewed goodwill at March 31, 2011, and such review did not result in any indicators of impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets.  The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  The Company’s reviews as of March 31, 2011 and June 30, 2010 did not result in any indicators of impairment, and therefore no impairment tests were performed on these other long-lived assets.

Goodwill and intangible asset impairment testing will be performed at June 30, 2011.

Refer to Notes 3, 6 and 7 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill and other intangible assets, respectively.

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

Income Taxes:

The provision for income taxes is determined under the liability method.  Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates.  The provision for income taxes is the sum of the amount of income tax paid or payable for the period determined by applying the provisions of enacted tax laws to the taxable income for that period and the net change during the period in the Company’s deferred tax assets and liabilities.  Refer to Note 8 to Consolidated Financial Statements (Unaudited) for additional information concerning the provision for income taxes and deferred tax accounts.

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

Computation of Earnings Per Share:

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution.  The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and nine month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net income available to common stockholders	$1,027,000	$681,000	$4,141,000	$3,320,000

Divided by:
Weighted average common shares	8,513,567	8,599,415	8,508,779	8,594,071
Weighted average common share equivalents	30,329	3,711	20,276	23,162
Total weighted average common shares and common share equivalents	8,543,896	8,603,126	8,529,055	8,617,233

Basic earnings per share	$0.12	$0.08	$0.49	$0.39
Diluted earnings per share	$0.12	$0.08	$0.49	$0.39

For the three month periods ended March 31, 2011 and 2010, the calculations do not include options to acquire 70,500 shares and 158,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Note 3 – SeaBotix Inc. Acquisition

On January 6, 2011, Bolt acquired all of the outstanding shares of capital stock of SeaBotix Inc. effective January 1, 2011.  SBX designs, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks.

At closing, $9,500,000 was paid and a $500,000 purchase price holdback was recorded by Bolt. Earnout payments not anticipated to exceed $20,000,000 will be due if SBX achieves certain revenue levels during the four-year period ending December 31, 2014. Bolt has paid or accrued $5,000,000 of these earnout purchase price payments. The additional earnout payments in the aggregate of up to $15,000,000 are payable if SBX generates revenues of approximately $141,000,000 over the four-year period ended December 31, 2014 and maintains a gross profit percentage of at least 50% per year. Bolt has determined that no further earnout liability needs to be recorded at this time. At the acquisition date, SBX had $539,000 of debt, which the Company repaid during the three month period ended March 31, 2011.

SBX’s results of operations were consolidated with Bolt effective January 1, 2011 and this subsidiary constitutes a separate reportable segment. Refer to Note 12 to Consolidated Financial Statements (Unaudited) for SBX segment information.

The total purchase price paid or accrued through March 31, 2011 consists of the following:

Cash paid at closing on January 6, 2011	$9,500,000
Cash paid on March 2, 2011 for attainment of a certain revenue target	2,000,000
Amount accrued for holdback, pro forma working capital adjustment and attainment of a certain revenue target	4,259,000
Total purchase price	$15,759,000

The accrued amount of $4,259,000 is included in the accompanying Consolidated Balance Sheet (Unaudited) as of March 31, 2011.

The preliminary purchase price allocation is as follows:

Net current assets, including cash acquired of $316,000	$4,963,000
Non-current assets (mainly property and equipment)	796,000
Intangible assets	8,585,000
Goodwill	5,918,000 *
Accounts payable and accrued expenses	(1,010,000)
Debt assumed	(539,000)
Deferred tax liability (non-current)	(2,954,000)
Total purchase price allocation	$15,759,000

*None of the goodwill is expected to be deductible for income tax purposes.

The fair values of SBX’s assets and liabilities were determined based on preliminary estimates and assumptions which management believes are reasonable. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available but no later than one year from the acquisition date. Management cautions that the use of different estimates and judgments in determining fair values may result in materially different results.

The fair value of SBX’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the asset’s life cycle, as well as other factors.  The following table summarizes key information underlying SBX’s identifiable intangible assets at March 31, 2011:

Category	Life	Amount	Annual Amortization

Tradename	Indefinite	$1,200,000	$-
Acquired technology	6-15 years	6,100,000	597,000
Customer relationships	10 years	1,285,000	129,000
Total identifiable intangible assets		$8,585,000	$726,000

The preliminary estimate of fair value of total identifiable intangible assets has been changed to $8,585,000 at March 31, 2011 from $8,000,000 as previously reported in the Company's filing on Form 8-K/A with the Securities and Exchange Commission on March 24, 2011.

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the nine month periods ended March 31, 2011 and 2010 assuming the acquisition of SBX was made on July 1, 2009:

	Nine Months Ended March 31,
	2011	2010

Sales	$32,201,000	$27,132,000
Net income	$4,077,000	$3,164,000
Basic earnings per share	$0.48	$0.37
Diluted earnings per share	$0.48	$0.37
Average number of common shares outstanding:
Basic	8,508,779	8,594,071
Diluted	8,529,055	8,617,233

The foregoing unaudited pro forma results are for information purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on July 1, 2009 nor are they necessarily indicative of future results. The pro forma results do not include any cost savings, operational synergies or enhancement to revenue that may be generated or realized due to the acquisition of SBX by Bolt. The following pro forma adjustments were made:

1.	Reduction of interest income reflecting cash used to purchase SBX.
2.	Reduction of interest expense reflecting debt paid off at the closing.
3.	Elimination of acquisition costs during the nine months ended March 31, 2011, which totaled $210,000 for Bolt and $260,000 for SBX.
4.	Inclusion of amortization expense of $544,000 ($726,000 per year) relating to identifiable intangible assets acquired in the purchase of SBX.
5.	Inclusion of the tax impact of the foregoing Bolt and SBX pro forma adjustments at an effective tax rate of 32% and 40%, respectively.

Refer to Notes 4, 6, 7, 11 and 12 to Consolidated Financial Statements (Unaudited) for additional information concerning SBX.

Note 4 – Inventories

Inventories consist of the following:

	March 31, 2011	June 30, 2010

Raw materials and sub-assemblies	$14,117,000	$11,788,000
Work-in-process	1,730,000	1,094,000
	15,847,000	12,882,000
Less – reserve for inventory valuation	(756,000)	(492,000)
	$15,091,000	$12,390,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at March 31, 2011 and June 30, 2010 was $756,000 and $492,000, respectively.  At March 31, 2011 and June 30, 2010, approximately $1,089,000 and $778,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate was incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the nine month period ended March 31, 2011, the inventory valuation reserve increased by $264,000 as follows:

SBX inventory valuation reserve at acquisition	$212,000
Increases to the inventory valuation reserve	117,000
Inventory scrapped	(65,000)
Net increase	$264,000

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2011	June 30, 2010

Land	$253,000	$253,000
Buildings	1,130,000	1,130,000
Leasehold improvements	1,143,000	742,000
Machinery and equipment	10,390,000	9,160,000
	12,916,000	11,285,000
Less - accumulated depreciation	(7,756,000)	(7,328,000)
	$5,160,000	$3,957,000

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX.  A-G, RTS and SBX are three reporting units under ASC 350, “Intangibles – Goodwill and Other.”  Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance is as follows:

	March 31, 2011	June 30, 2010

A-G	$7,679,000	$7,679,000
RTS	3,278,000	3,278,000
SBX	5,918,000	-
	$16,875,000	$10,957,000

Goodwill represents approximately 20% of the Company’s total assets at March 31, 2011. The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate was incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

Note 7 – Other Intangible Assets

Other intangible assets consist of the following:

	March 31, 2011	June 30, 2010

Acquired intangible assets	$10,334,000	$1,712,000
Less - accumulated amortization	(1,078,000)	(720,000)
	$9,256,000	$992,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS (on July 1, 2007) and SBX (on January 1, 2011). The major portion of these assets ($8,872,000) is being amortized using the straight-line method over a period of six to fifteen years.  Intangible asset amortization recorded in each of the nine month periods ended March 31, 2011 and 2010 amounted to $358,000 and $180,000, respectively. Intangible asset amortization is estimated to be $603,000 in fiscal year 2011, $965,000 in fiscal year 2012, $914,000 in fiscal year 2013, $754,000 in fiscal years 2014 through 2016, $579,000 in fiscal year 2017, $408,000 in fiscal years 2018 through 2020, $344,000 in fiscal year 2021, $280,000 in fiscal years 2022 through 2025 and $140,000 in fiscal year 2026.

Note 8 – Income Taxes

Income tax expense consists of the following for the nine month periods ended March 31:

	2011	2010
Current:
Federal	$1,947,000	$1,686,000
State	(35,000)	22,000

Deferred:
Federal	(173,000)	(137,000)
State	(26,000)	-
Income tax expense	$1,713,000	$1,571,000

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at March 31, 2011.  There were no unallocated tax reserves at March 31, 2011.  The Company’s policy is to record any interest and penalties as a component of income tax expense.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2008 are no longer subject to examination by the Internal Revenue Service.

Note 9 – Stock Options and Restricted Stock

The Company recognizes compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

The Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan (the “Plan”) provides that 750,000 shares of Common Stock may be used for awards under the Plan, of which up to 225,000 shares of Common Stock may be used for restricted stock awards.  Options granted to employees become vested over, and are exercisable for, a period of up to ten years.  The Plan also provides that each non-employee director is granted options to purchase 7,500 shares of Common Stock on the date of his or her election to the Board of Directors.  Each such option granted to a non-employee director has an option term of five years from the date of grant and becomes exercisable with respect to 25% of the shares covered under the option in each of the second through fifth years of its term.  Under the terms of the Plan, no options or restricted stock can be granted or awarded subsequent to June 30, 2016.

Stock option compensation expense, which is a non-cash item, was $261,000 and $239,000 for the nine month periods ended March 31, 2011 and 2010, respectively.  Unrecognized compensation expense for stock options at March 31, 2011 amounted to $719,000 and is expected to be recognized over the next 5 years.

A summary of changes in stock options during the nine month period ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life

Options outstanding at June 30, 2010	188,000	$16.15	$9.20	2.9 years
Granted	7,500	$12.53	$4.03	4.7 years
Exercised	-	$-	$-	-
Options outstanding at March 31, 2011	195,500	$16.02	$9.00	2.3 years

During the nine month period ended March 31, 2011 stock option grants for 7,500 shares were awarded in November 2010. The fair value of options granted was $4.03 as estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Stock price volatility	34%
Expected life (years)	5

At March 31, 2011 there was no aggregate intrinsic value for outstanding options because the market price of the Company’s Common Stock at March 31, 2011 was less than the weighted average exercise price of such options.

 The expiration dates for the outstanding options at March 31, 2011 are as follows:

Expiration Date of Option	Number of Shares
November 2011	37,500
April 2012	24,000
November 2012	7,500
January 2013	15,750
June 2013	23,250
November 2013	15,000
August 2014	50,000
November 2014	15,000
November 2015	7,500
Total	195,500

Exercisable options outstanding at March 31, 2011 totaling 108,313 shares consisted of 59,055 non-qualified and 49,258 qualified options.

The fair value of options vested during the nine month period ended March 31, 2011 (35,187 shares) was $399,000. No options were exercised during the nine month periods ended March 31, 2011 and 2010. The weighted average exercise price of exercisable options as of March 31, 2011 was $16.93. At March 31, 2011 there was no aggregate intrinsic value of exercisable options because the market price of the Company’s Common Stock at March 31, 2011 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at March 31, 2011 was 1.7 years.

During the nine month periods ended March 31, 2011 and 2010, 33,000 and 49,750 shares, respectively, of restricted stock were granted as follows:

Month of Grant	Fiscal Year 2011 Shares Granted	Fiscal Year 2010 Shares Granted
July	8,000	-
August	16,500	37,000
September	-	6,000
October	3,000	-
November	2,500	2,500
January	3,000	2,250
March	-	2,000
Total	33,000	49,750

 These shares vest over a five-year period and the cost to recipients is zero.  The aggregate compensation cost for restricted stock granted during the nine month periods ended March 31, 2011 and 2010 was $338,000 and $628,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period.  Restricted stock compensation expense was $338,000 and $229,000 for the nine month periods ended March 31, 2011 and 2010, respectively.  Unrecognized compensation expense for restricted stock at March 31, 2011 amounted to $1,144,000.

A summary of changes in restricted stock awards during the nine month period ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Fair Value

Unvested restricted stock awards outstanding at June 30, 2010	93,400	$14.59
Granted	33,000	10.23
Vested	(22,700)	10.97
Unvested restricted stock awards outstanding at March 31, 2011	103,700	$13.08

The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the fair value over the exercise price of the option.  The Company also receives a tax deduction and/or liability when restricted stock vests based on the difference between the fair value at grant date versus vesting date.  The tax benefit and/or liability from the exercise of stock options and/or the vesting of restricted stock are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows (Unaudited).

Note 10 - Stockholders’ Equity

Changes in Common Stock and Stockholders’ Equity for the nine month period ended March 31, 2011 were as follows:

	Issued Common Stock		Retained	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance June 30, 2010	8,694,843	$29,663,000	$42,375,000	9,492	$(83,000)	$71,955,000
Restricted stock grants	33,000	—	—	—	—	—
Stock based compensation expense	—	599,000	—	—	—	599,000
Purchase of treasury stock	—	—	—	98,629	(877,000)	(877,000)
Tax liability from vested restricted stock	—	(34,000)	—	—	—	(34,000)
Net income	—	—	4,141,000	—	—	4,141,000
Balance March 31, 2011	8,727,843	$30,228,000	$46,516,000	108,121	$(960,000)	$75,784,000

At March 31, 2011 and June 30, 2010, 20,000,000 shares of Common Stock, no par value, were authorized.

Note 11 – Concentrations and Contingencies

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and trade accounts receivable.  The Company maintains substantial cash and cash equivalent balances with various financial institutions in amounts that exceed the limit of FDIC insurance.  The Company believes that the risk of loss associated with cash and cash equivalents is remote.  The Company believes that the concentration of credit risk in its trade accounts receivable is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms.  The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment.  In limited cases, the Company will grant customers extended payment terms of up to 12 months or more. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers.  Historically, the Company has not incurred significant credit related losses.

SBX, a wholly owned subsidiary of the Company, is a guarantor to a bank of a mortgage loan relating to the real estate company that leases a building to SBX. This contingent liability amounted to approximately $2,000,000 at March 31, 2011.  The Company is currently in the process of eliminating this contingent liability.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business.  The Company is not aware of any material current or pending litigation.

Note 12 – Segment Information

The Company has four reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”

 The seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts.  The underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems.  The seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment. The  products in these three segments are used for marine seismic data acquisition work in the exploration for oil and gas. The Company's fourth segment, the underwater robotic vehicles segment, develops, manufactures, and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks.

Sales of the Company’s products in the marine seismic data acquisition segments are generally related to the level of worldwide marine oil and gas exploration and development activity, which is dependent, primarily, on oil and gas prices. Sales of underwater remotely operated robotic vehicles are related to the needs and budgetary requirements of end users, such as the defense industry, state and local governments and fire and rescue organizations.

The following table provides selected financial information for each reportable segment for the three month and nine month periods ended March 31, 2011 and 2010, and as at March 31, 2011 and June 30, 2010:

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Underwater Robotic Vehicles	Corporate Headquarters & Eliminations	Consolidated

Nine Months Ended March 31, 2011
Sales to external customers	$13,452,000	$11,473,000	$2,219,000	$895,000	$—	$28,039,000
Intersegment sales	—	99,000	297,000	—	(396,000)	—
Depreciation and amortization	151,000	193,000	214,000	214,000	14,000	786,000
Income (loss) before income taxes	3,201,000	4,517,000	843,000	(617,000)	(2,090,000)	5,854,000
Fixed asset additions	212,000	69,000	4,000	16,000	—	301,000

Three Months Ended March 31, 2011
Sales to external customers	$4,049,000	$3,897,000	$540,000	$895,000	$—	$9,381,000
Intersegment sales	—	31,000	84,000	—	(115,000)	—
Depreciation and amortization	54,000	64,000	71,000	214,000	5,000	408,000
Income (loss) before income taxes	877,000	1,618,000	60,000	(617,000)	(648,000)	1,290,000
Fixed asset additions	—	33,000	2,000	16,000	—	51,000

Balance Sheet Data at March 31, 2011
Segment assets	$20,232,000	$15,145,000	$6,056,000	$19,063,000	$24,997,000	$85,493,000
Goodwill	—	7,679,000	3,278,000	5,918,000	—	16,875,000

Nine Months Ended March 31, 2010
Sales to external customers	$9,818,000	$8,689,000	$3,098,000	$—	$—	$21,605,000
Intersegment sales	—	623,000	9,000	—	(632,000)	—
Depreciation and amortization	116,000	181,000	214,000	—	14,000	525,000
Income (loss) before income taxes	2,117,000	3,270,000	1,224,000	—	(1,720,000)	4,891,000
Fixed asset additions	101,000	34,000	5,000	—	—	140,000

Three Months Ended March 31, 2010
Sales to external customers	$1,973,000	$3,158,000	$766,000	$—	$—	$5,897,000
Intersegment sales	—	88,000	9,000	—	(97,000)	—
Depreciation and amortization	40,000	66,000	71,000	—	5,000	182,000
Income (loss) before income taxes	34,000	1,281,000	145,000	—	(450,000)	1,010,000
Fixed asset additions	27,000	25,000	2,000	—	—	54,000

Balance Sheet Data at June 30, 2010
Segment assets	$19,955,000	$14,941,000	$6,218,000	$—	$33,707,000	$74,821,000
Goodwill	—	7,679,000	3,278,000	—	—	10,957,000

The Company does not allocate income taxes to the segments.

Note 13 — Subsequent Events

The Company has determined that there were no events or transactions occurring subsequent to March 31, 2011 that would have a material impact on the Company’s results of operations or financial condition as of March 31, 2011.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements (Unaudited) and accompanying notes and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q and, due to the acquisition of SeaBotix Inc. effective January 1, 2011, the SeaBotix Inc. audit report for the year ended December 31, 2010 which is an exhibit to the Company's Form 8-K/A filed with the Securities and Exchange Commission on March 24, 2011. This discussion and certain other information in this Quarterly Report on Form 10-Q includes forward-looking statements, including statements about the demand for the Company’s products and future results.  Please refer to the “Cautionary Statement for Purposes of Forward-Looking Statements” set forth below.

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

Overview

The Company manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles.  The Company’s four operating units, each of which is considered to be a separate reportable segment, consist of: seismic energy sources, underwater cables and connectors, seismic energy source controllers and underwater robotic vehicles. Refer to Note 12 to Consolidated Financial Statements (Unaudited) for further information on reportable segments.

The Company’s products in the three segments dedicated to marine seismic data acquisition equipment (seismic energy sources, underwater cables and connectors and seismic energy source controllers) share a common economic characteristic: sales are generally related to the level of worldwide oil and gas exploration and development activity. During the last half of calendar year 2008 (the first six months of the Company’s fiscal year 2009), the price of oil significantly decreased and worldwide energy demand decreased due to the global economic slowdown. These factors lowered the demand for marine seismic exploration surveys and as a result, the demand for the Company’s products decreased. Sales decreased 21% in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 and 36% in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009. The Company’s sales and net income for its fourth quarter of fiscal year 2010 were its highest quarterly results in fiscal year 2010. During the nine month period ended March 31, 2011, sales and net income for the marine seismic data acquisition segments improved in the aggregate over the nine month period ended March 31, 2010, with sales and net income increasing by 26% and 33%, respectively.

Based on current activity, including discussions with customers, requests for quotations and incoming orders, the Company is hopeful that improved operating results for its three marine seismic data acquisition segments will continue in the fourth quarter of fiscal year 2011. There can be no assurance, however, that improved sales and earnings will continue, due to the industry dependency on continued global economic growth. In addition, the Company cannot predict with any certainty any long term impact that the Deepwater Horizon incident in the Gulf of Mexico during 2010 may have on the marine seismic exploration industry.

The Company acquired SeaBotix Inc. (“SBX”), a developer, manufacturer and seller of underwater remotely operated robotic vehicles, effective January 1, 2011. SBX generated sales of $895,000 and had a net loss of $290,000 for the three month period ended March 31, 2011. SBX has significant sales to the defense industry, state and local governments and fire and rescue organizations. The budgetary restrictions currently being experienced by these customer groups may negatively impact SBX’s performance.  SBX, however, has expended considerable effort and incurred substantial costs in the development of new products, which are now being introduced in the marketplace. During the three month period ended March 31, 2011, SBX received several orders for these products which will be shipped during the fourth quarter of fiscal year 2011 and in fiscal year 2012.

The Company’s balance sheet remained strong at March 31, 2011 with cash and working capital amounting to $30,298,000 and $47,072,000, respectively, despite the Company’s substantial investing and financing activities during the nine month period ended March 31, 2011 in connection with its acquisition of SBX and its stock repurchase program. At March 31, 2011, the Company remained debt free. Refer to “Liquidity and Capital Resources” for further information on the Company’s stock repurchase program.

Liquidity and Capital Resources

As of March 31, 2011, the Company believes that current cash and cash equivalent balances and cash flow from operations will be adequate to meet foreseeable operating needs for the remainder of fiscal year 2011. At March 31, 2011, the Company has accrued $4,259,000 to cover estimated payments to the former shareholders of SBX relating to the purchase of SBX, which payments are anticipated to be made from existing cash balances as warranted.

In the fourth quarter of fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management will determine the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18. As of March 31, 2011, the Company has repurchased 108,121 of its shares under the repurchase program at an aggregate cost of $960,000.

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

Nine Months Ended March 31, 2011

At March 31, 2011, the Company had $30,298,000 in cash and cash equivalents.  This amount is $9,170,000 or 23% lower than the amount of cash and cash equivalents at June 30, 2010.

For the nine month period ended March 31, 2011, cash flow provided from operating activities after changes in working capital items was $3,814,000, primarily due to net income adjusted for non-cash items and lower accounts receivable, partially offset by higher inventory and lower current liabilities.

For the nine month period ended March 31, 2011, cash used in investing activities was $11,534,000 due to the purchase of SBX ($11,184,000), capital expenditures for new and replacement equipment ($301,000) and other non-current assets ($49,000).

For the nine month period ended March 31, 2011, cash used in financing activities was $1,450,000 due to repurchases of the Company’s Common Stock ($877,000), SBX debt repayment ($539,000) and tax liability from vested restricted stock ($34,000).

The Company anticipates that capital expenditures for the remainder of fiscal year 2011 will not be significant and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At March 31, 2011 and June 30, 2010, the five customers with the highest accounts receivable balances represented 65% and 59% of the consolidated accounts receivable balances on those dates, respectively.

Nine Months Ended March 31, 2010

At March 31, 2010, the Company had $36,772,000 in cash and cash equivalents.  This amount is $11,076,000 or 43% higher than the amount of cash and cash equivalents at June 30, 2009.

For the nine month period ended March 31, 2010, cash flow provided from operating activities after changes in working capital items was $9,827,000, primarily due to net income adjusted for non-cash items and lower accounts receivable and inventories, partially offset by lower current liabilities.

For the nine month period ended March 31, 2010, cash flow provided from investing activities was $1,274,000 due to proceeds received from matured short-term investments of $2,041,000, partially offset by a final RTS earn-out payment of $627,000 and capital expenditures of $140,000 for new and replacement equipment.

For the nine month period ended March 31, 2010, cash flow used by financing activities was $25,000 due to tax liability from vested restricted stock.

Off-Balance Sheet Arrangements

SBX, a wholly owned subsidiary of the Company, is a guarantor to a bank of a mortgage loan relating to the real estate company that leases a building to SBX. This contingent liability amounted to approximately $2,000,000 at March 31, 2011.  The Company is currently in the process of eliminating this contingent liability.  The Company had no other off-balance sheet financing arrangements at March 31, 2011.

Contractual Obligations

Due to the acquisition of SBX, there are three operating leases for office, manufacturing and warehouse facilities in San Diego, California.  The office, manufacturing and warehouse facilities are approximately 6,200, 8,900 and 2,000 square feet of space, respectively. Payments due under these leases are as follows:

	Remainder of Fiscal Year 2011 (Less than 1 Year)	Fiscal Years 2012 to 2014 (1-3 Years)

Operating Lease Obligations:	$95,000	$716,000

The office, manufacturing and warehouse leases expire on October 21, 2013, March 31, 2013 and December 31, 2012, respectively. The office and manufacturing leases have an option to renew for another five-year period and for two five-year periods, respectively. The manufacturing lease also has an option to purchase. The above amounts are exclusive of additional costs for taxes, utilities or similar charges, under triple net leases.

Except as noted above, during the nine month period ended March 31, 2011, there were no changes in the operating leases described in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2010.  The Company had no long-term borrowings, no significant capital leases, no significant purchase obligations or other long term liabilities at March 31, 2011.

Results of Operations

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Consolidated sales for the nine month period ended March 31, 2011 totaled $28,039,000, an increase of $6,434,000 or 30% from the nine month period ended March 31, 2010. The change in sales by reportable segment was as follows: seismic energy sources increased by $3,634,000 (37%), underwater cables and connectors increased by $2,784,000 (32%), and seismic energy source controllers decreased by $879,000 (28%). Sales for SBX, which was acquired effective January 1, 2011, were $895,000 for the three month period ended March 31, 2011. The increase in net sales reflects an increase in marine seismic exploration activity ($5,539,000) and the acquisition of SBX ($895,000).

Consolidated gross profit as a percentage of consolidated sales was 48% for the nine month period ended March 31, 2011 versus 50% for the nine month period ended March 31, 2010.  The net decrease in the gross profit percentage was caused primarily by sales mix, partially offset by manufacturing efficiencies associated with the 26% sales increase for the three marine seismic data acquisition segments (seismic energy sources, underwater cables and connectors and seismic energy source controllers).

Research and development (“R&D”) costs for the nine month period ended March 31, 2011 increased by $316,000 or 112% from the nine month period ended March 31, 2010. The increase was primarily due to SBX R&D ($331,000) relating to the development of underwater robotic products.

Selling, general and administrative expenses (“SG&A”) increased by $1,351,000 or 23% in the nine month period ended March 31, 2011 from the nine month period ended March 31, 2010. SG&A for the nine month period ended March 31, 2011 includes SBX ($714,000) and SBX acquisition costs ($210,000). Excluding SBX and related acquisition costs, SG&A increased by $427,000 or 7%, primarily due to higher compensation ($378,000).

Interest income decreased by $78,000 or 25% in the nine month period ended March 31, 2011 from the nine month period ended March 31, 2010, primarily due to lower interest rates and cash used to acquire SBX and purchase treasury stock, partially offset by increases in the Company’s cash and cash equivalent balances during the first six months of fiscal year 2011.

The provision for income taxes for the nine month period ended March 31, 2011 was $1,713,000, an effective tax rate of 29%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.  The provision for income taxes for the nine month period ended March 31, 2010 was $1,571,000, an effective tax rate of 32%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in net income for the nine month period ended March 31, 2011 of $4,141,000 compared to net income of $3,320,000 for the nine month period ended March 31, 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Consolidated sales for the three month period ended March 31, 2011 totaled $9,381,000, an increase of $3,484,000 or 59% from the three month period ended March 31, 2010.  The change in sales by reportable segment was as follows: seismic energy sources increased by $2,076,000 (105%), underwater cables and connectors increased by $739,000 (23%), and seismic energy source controllers decreased by $226,000 (30%). Sales for SBX, which was acquired effective January 1, 2011, were $895,000 for the three month period ended March 31, 2011. The increase in net sales reflects an increase in marine seismic exploration activity ($2,589,000) and the acquisition of SBX ($895,000).

Consolidated gross profit as a percentage of consolidated sales was 46% for the three month period ended March 31, 2011 versus 47% for the three month period ended March 31, 2010.  The net decrease in the gross profit percentage was caused primarily by sales mix, partially offset by manufacturing efficiencies associated with the 44% sales increase for the three marine seismic data acquisition segments (seismic energy sources, underwater cables and connectors and seismic energy source controllers).

Research and development costs for the three month period ended March 31, 2011 increased by $340,000 from the three month period ended March 31, 2010. The increase was primarily due to SBX R&D ($331,000) relating to the development of underwater robotic products.

Selling, general and administrative expenses increased by $891,000 or 49% in the three month period ended March 31, 2011 from the three month period ended March 31, 2010. SG&A for the three month period ended March 31, 2011 includes SBX ($714,000) and SBX acquisition costs ($96,000). Excluding SBX and related acquisition costs, SG&A increased by $81,000 or 4%. The increase of $81,000 was primarily due to higher compensation costs ($46,000) and travel expense ($13,000).

Interest income decreased by $38,000 or 37% in the three month period ended March 31, 2011 from the three month period ended March 31, 2010 primarily due to lower interest rates and cash used to purchase SBX.

The provision for income taxes for the three month period ended March 31, 2011 was $263,000, an effective tax rate of 20%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and R&D credits, partially offset by state income taxes.  The provision for income taxes for the three month period ended March 31, 2010 was $329,000, an effective tax rate of 33%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in net income for the three month period ended March 31, 2011 of $1,027,000 compared to net income of $681,000 for the three month period ended March 31, 2010.

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

Refer to Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning significant accounting policies.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at March 31, 2011 and June 30, 2010 was $756,000 and $492,000, respectively.  At March 31, 2011 and June 30, 2010, approximately $1,089,000 and $778,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the nine month period ended March 31, 2011, the inventory valuation reserve increased by $264,000 as follows:

SBX inventory valuation reserve at acquisition	$212,000
Increases to the inventory valuation reserve	117,000
Inventory scrapped	(65,000)
Net increase	$264,000

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. Should that assessment change, a charge or a benefit would be recorded in the consolidated statement of income.  The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2011 and June 30, 2010 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by ASC 350, “Intangibles – Goodwill and Other,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise.  Goodwill was tested for impairment at June 30, 2010, and the tests indicated no impairment of the goodwill balances.  The Company reviewed goodwill at March 31, 2011, and such review did not result in indicators of impairment.

Goodwill represents approximately 20% of the Company’s total assets at March 31, 2011.  The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.  Refer to Notes 2 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

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

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.  The Company acquired SBX effective as of January 1, 2011 and is in the process of evaluating SBX’s internal control over financial reporting and will make changes where appropriate.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BOLT TECHNOLOGY CORPORATION

Date: May 10, 2011	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/s/ Joseph Espeso
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