Form 10-K
period 2011-06-30
BOLT TECHNOLOGY CORP
filed 2011-09-13
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 001-12075

BOLT TECHNOLOGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Connecticut	06-0773922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Four Duke Place, Norwalk, Connecticut	06854
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 853-0700

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Each Exchange on Which Registered)
Common Stock, without par value	The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates (based on the closing sale price on the NASDAQ Global Select Market) on December 31, 2010 (the last day of the registrant’s most recently completed second fiscal quarter): $109,800,000

As of September 12, 2011 there were 8,765,643 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after June 30, 2011, are incorporated herein by reference into Part III of this Form 10-K.

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

Item 1. Business

The Company, organized as a corporation in 1962, consists of four operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). Each of these operating units is reported as a separate reportable segment for all periods presented in the Consolidated Financial Statements. Bolt, A-G and RTS products are used in marine seismic exploration surveys to record seismic data. Bolt develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts and is referred to as the “seismic energy sources” segment. A-G develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems and is referred to as the “underwater cables and connectors” segment. RTS develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment and is referred to as the “seismic energy source controllers” segment. SBX develops, manufactures and sells underwater remotely operated robotic vehicles and is referred to as the “underwater robotic vehicles” segment. Refer to “Segment Financial Information” below and Note 12 to Consolidated Financial Statements for additional information concerning our segments and customers.

Bolt, A-G and RTS provide products to the marine seismic exploration industry. Marine seismic exploration typically involves sophisticated ocean-going vessels deployed by large, multi-national firms to acquire data about the geological formations under the ocean bed. The industry standard to acquire such data is to use an energy source to create acoustic waves that penetrate the ocean bed, capture the waves as they reflect back to the ocean surface, transmit data to the seismic vessel and then, using complex computer models, create a visualization of the structures under the ocean bed. The visualization is interpreted by geoscientists to identify subsurface formations conducive to the retention of hydrocarbons.

The Bolt, A-G and RTS product lines are comprised of certain components used in the acquisition of marine seismic data: the seismic energy source (air guns), the connection between the energy source and the vessel (underwater cables and connectors, including hydrophones, depth and pressure transducers and seismic source monitoring systems (“SSMS”)), and the controller that controls and synchronizes the performance of the energy source.

Sales of Bolt, A-G and RTS products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on crude oil and natural gas prices. In the fiscal year ended June 30, 2011, crude oil prices increased and marine seismic exploration activity increased. For fiscal years ended June 30, 2011, 2010 and 2009, sales attributable to the seismic energy sources reportable segment were $18,149,000, $14,801,000 and $23,445,000, respectively; sales attributable to the underwater cables and connectors reportable segment were $15,391,000, $12,624,000 and $20,629,000, respectively, and sales attributable to the seismic energy source controllers reportable segment were $2,743,000, $4,060,000 and $4,802,000, respectively.

On January 6, 2011, Bolt acquired all of the outstanding shares of capital stock of SBX effective January 1, 2011. SBX’s sales for the six month period ended June 30, 2011 amounted to $2,575,000. Refer to Note 2 to Consolidated Financial Statements for additional information concerning SBX.

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

Segment Financial Information

The Company has four reportable segments aligned with each of our product lines:

•	The seismic energy sources reportable segment (Bolt) develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts.
•	The underwater cables and connectors reportable segment (A-G) develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems.
•	The seismic energy source controllers reportable segment (RTS) develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment.
•	Effective January 1, 2011, the Company acquired SBX and a fourth reportable segment was established — the underwater robotic vehicles segment. The underwater robotic vehicles segment (SBX) develops, manufactures and sells underwater remotely operated robotic vehicles.

Refer to Note 12 to Consolidated Financial Statements for additional information concerning reportable segments.

Seismic Energy Sources

Seismic energy sources, such as our air guns, used in seismic exploration create acoustic waves at frequencies that readily travel to great depths in the ocean bed. As acoustic waves travel through the ocean bed, portions are reflected by variations in the underlying rock layers and the reflected energy is received as signals by devices known as hydrophones. A shipboard unit containing electronic recording equipment converts the signals to digital form. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data is an important factor in decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process.

The Company sells marine air guns that create acoustic waves that penetrate the ocean bed. Certain marine air guns are designed to maximize the period between routine air gun maintenance and to provide characteristics that are advantageous to geoscientists in designing surveys while other marine air guns are designed to maximize operating efficiency and acoustic output through a configuration that permits the implementation of simplified multi-gun arrays. These arrays produce less towing drag and provide ease of deployment and shielding of fragile hoses and cables from the high pressure air blasts released by the air gun. Our marine air guns sell for prices ranging from approximately $13,000 to $34,000, depending on the gun specifications. In addition to marine air guns, the Company manufactures and sells air guns for specific applications, such as for use in existing wells.

A seismic exploration vessel may tow as many as 96 air guns to generate the desired level of acoustic waves for a particular seismic survey. The marine air guns are fired simultaneously as frequently as every six seconds along a pre-determined survey line. The precise shot to shot repeatability of our marine air guns as well as their reliability of operation increases the efficiency of our customers by minimizing costly downtime.

The repetitive use of air guns generates after-market revenue from the sale of air gun replacement parts. Sales of air gun replacement parts are a significant source of the Company’s revenue.

Underwater Cables and Connectors

The Company’s marine cables and connectors provide the link from the air gun to the seismic vessel. They are injection molded of thermoplastic polyurethane designed for use with marine air gun firing lines, bulkhead connectors and other underwater connectors required in seismic vessel operations. The Company also develops, manufactures and sells hydrophones, and depth and pressure transducers for use with marine air guns in a high shock environment. The purpose of the hydrophone and depth and pressure transducers is to provide “near field” measurements of the outgoing energy waveforms from marine air guns and pressure monitoring. The Company’s hydrophones and depth and pressure transducers relay critical data from the field near the air gun to the seismic vessel. The Company also develops and manufactures SSMS, a device used to measure air gun depth, air pressure, and “near field” energy output for each gun array and to provide high pressure air flow control.

The Company’s cables and connectors, hydrophones and transducers are used with air guns manufactured by the Company as well as air guns manufactured and sold by others.

Seismic Energy Source Controllers

This segment develops, manufactures and sells controllers and synchronizers for seismic energy sources (air guns) including data loggers and auxiliary equipment. The Company’s seismic energy source controllers control and synchronize up to 96 air guns in a single seismic exploration vessel. The Company’s seismic energy source controllers and synchronizers are used with air guns manufactured by the Company as well as air guns manufactured and sold by others.

Underwater Robotic Vehicles

Effective January 1, 2011, Bolt acquired all of the outstanding shares of capital stock of SeaBotix Inc. SBX develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. SBX’s major customer groups are the defense industry, federal, state and local governmental units, fire and rescue organizations and educational institutions. Refer to Note 2 to Consolidated Financial Statements for additional information concerning SBX.

Long-lived Assets

Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets and other non-current assets. All of the Company’s long-lived assets are located in the United States. As of June 30, 2011 and 2010, the Company’s long-lived assets totaled $31,138,000 and $16,153,000, respectively. The increase in long-lived assets was primarily due to the acquisition of SBX. For additional information on assets of our reportable segments, refer to Note 12 to Consolidated Financial Statements.

Foreign Sales

During fiscal years 2011, 2010 and 2009, approximately 79%, 78% and 85%, respectively, of the Company’s sales were from shipments to customers outside the United States or to foreign locations of United States customers. Refer to Note 12 to Consolidated Financial Statements for information regarding the geographic distribution of sales.

Backlog

The dollar amount of current backlog in all four reportable segments is not considered to be a reliable indicator of future sales because of the relatively short period (generally less than 60 days) between order and shipment dates for our products.

Competition

The products manufactured by the Company’s seismic energy sources segment compete primarily with seismic energy sources manufactured by Sercel Inc., a subsidiary of Compagnie Generale de Geophysique-Veritas. The Company’s principal competitor in the underwater cables and connectors segment is ION Geophysical Corporation. The Company’s principal competitor in the seismic energy source controllers segment is Seamap, a division of Mitcham Industries, Inc. The Company’s principal competitor in the underwater robotic vehicles segment is VideoRay LLC.

We believe that technology, product reliability and durability are the primary bases of competition in the market for the products in each of our reportable segments and that additional competitive factors are field product support and price. The Company also believes that it can compete effectively with respect to each of these factors, although there can be no assurance that the sales of our products will not be adversely affected if current competitors or others introduce equipment with better performance or product support or lower price.

Marketing

Marketing of our products in all three marine seismic data acquisition segments (seismic energy sources, underwater cables and connectors and seismic energy source controllers) is principally performed by salaried sales personnel, all of whom are based in the United States. We also use sales agents for individual sales in certain foreign countries. In general, we market our products and services through our sales force, together with our technical services and engineering staffs, primarily to representatives of major geophysical contractors. The principal marketing techniques used are direct sales visits to current and potential customers, product demonstrations and participation at industry trade shows and meetings.

Marketing of the Company’s underwater robotic vehicles is principally performed by U.S. based salaried sales personnel, and a network of 25 distributors (5 – U.S. based; 20 – foreign based). The principal marketing techniques are direct sales visits to current and potential customers, product demonstrations and participation at industry trade shows and meetings.

In general, marine seismic data acquisition products are sold on standard 30-day credit terms. In certain instances, we require our customers to furnish letters of credit payable upon shipment or to provide advance payments. In general, the SeaBotix underwater robotic vehicle products are sold on standard 30-day credit terms with a 5% discount if the invoice is paid within 20 days of the billing date. Generally, a 40% advance deposit is required. SBX requires foreign customers to furnish letters of credit payable upon receipt or acceptance of the product. In limited cases, the Company allows customers extended payment terms in all segments.

Research and Development

During fiscal years 2011, 2010 and 2009, we spent $733,000, $373,000 and $289,000, respectively, to develop new products and to improve existing products. The increase in research and development expense in fiscal year 2011 is primarily due to the acquisition of SBX in January 2011. SBX has expended considerable effort and incurred substantial costs in the development of new products, which are now being introduced in the marketplace.

Employees

As of June 30, 2011, we employed 165 people on a full-time basis, of which 41 are SBX employees, all of whom are employed in the United States. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that relations with employees are good.

Manufacturing and Raw Materials

The Company manufactures and assembles its seismic energy sources products in Norwalk, Connecticut, its underwater cables and connectors products in Cypress, Texas and its seismic energy source controller products in Fredericksburg, Texas. Our manufacturing and assembly operations consist of machining, molding, wiring or mounting the necessary components and assembling and testing the final product. The Company outsources the manufacturing of parts for its underwater robotic vehicles and assembles and tests them in San Diego, California. We generally maintain adequate levels of inventory to enable us to satisfy customer requirements within a short period of time. The raw materials used in our products, sourced from multiple suppliers, are generally in adequate supply. The costs of certain raw materials, especially the high quality steel required for the Company’s seismic energy sources segment, are subject to market pricing changes. The Company monitors its costs and may adjust prices to its customers, as necessary. The Company does not generally maintain inventory of fully assembled finished products in any of its four segments because manufacturing and assembly is based on customer orders.

For some seismic energy source and underwater robotic vehicle orders, we occasionally supply auxiliary equipment such as compressors, winches or other equipment manufactured by others. We have not experienced any supply problems with respect to these auxiliary items.

Regulatory Matters

We believe that we are currently in compliance in all material respects with the requirements of environmental and occupational health and safety laws and regulations applicable to the Company. Compliance with such laws and regulations has not resulted in significant expense in the past, and we do not foresee the need for substantial expenditures to ensure compliance with such laws and regulations as they currently exist. Because of the nature of our products and assembly of products, we have not been required to expend material amounts on compliance with legal requirements related to the discharge of materials into the environment or the protection of the environment. Refer to Risk Factors for additional information relating to environmental risks.

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks and other measures. We currently own various patents relating to the manufacture of our products and currently have several patent applications pending approval. Most of the Company’s patents are United States patents. Patents have been of value in the growth of our business and may continue to be of value in the future. However, we believe that our business is not primarily dependent upon patent protection, and therefore we do not believe that the expiration of our patents would have a material adverse effect on our business.

Major Customers

The Company’s principal customers in its three marine seismic data acquisition segments are worldwide marine seismic exploration contractors, who operate seismic vessels for collection of seismic data in accordance with their customers’ specifications or for their own seismic data libraries, and foreign national oil and gas companies. The Company’s principal customer groups in its underwater robotic vehicles segment are the defense industry, federal, state and local governmental units, fire and rescue organizations and educational institutions.

Historically, a significant portion of our marine seismic data acquisition segment sales has been attributable to a small number of customers. The table set forth below indicates the customers accounting for 10% or more of consolidated sales in fiscal 2011, fiscal 2010 or fiscal 2009.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Compagnie Generale de Geophysique-Veritas	23%	23%	19%
Polarcus Limited	18%	9%	1%
Schlumberger Limited	6%	7%	16%
Bureau of Geophysical Prospective, Inc. (China)	1%	11%	8%

Purchases of the Company’s products by these customers are typically based on a purchase order or contract relating to a specific order. The loss of any of the above customers or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Available Information

The Company’s Internet website is: www.Bolt-Technology.com. We make available free of charge on or through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). These reports and amendments to such reports and our other SEC filings are also available on the website maintained by the SEC at www.sec.gov. Alternatively, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Executive Officers of Bolt Technology Corporation

Set forth below are the ages of and offices held by the Company’s executive officers as of September 12, 2011.

Name	Age	Present Position
Raymond M. Soto	72	Chairman, President, Chief Executive Officer and Director
Michael C. Hedger	56	Executive Vice President and Director; President A-G Geophysical Products, Inc.
Joseph Espeso	69	Senior Vice President — Finance, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Joseph Mayerick, Jr.	69	Senior Vice President — Marketing, Assistant Secretary and Director
William C. Andrews	51	Vice President — Administration and Compliance and Secretary

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

The acquisition of SeaBotix Inc. presents various risks. The occurrence of any of these risks could have a material adverse effect on our liquidity, results of operations and financial condition.

Effective January 1, 2011, we acquired all of the outstanding shares of capital stock of SeaBotix Inc. SBX develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. The acquisition of SBX presents various risks, and we may not realize the financial and strategic goals that were contemplated at the time of the acquisition of SBX. Risks we may face in connection with the acquisition of SBX include: (i) our ongoing business may be disrupted and our management’s attention may be diverted by the acquisition of SBX, including transitional issues or integration activities; (ii) the acquisition of SBX may not further our business strategy as we expected; (iii) we may not integrate SBX as successfully as we expected; (iv) we may not realize the anticipated increase in our revenues or earnings from the acquisition of SBX; and (v) we may have higher than anticipated funding requirements or costs in continuing support and development of SBX’s products. The occurrence of any of these risks could have a material adverse effect on our liquidity, results of operations and financial condition.

The current uncertainties of the global economy could materially and adversely impact our liquidity, results of operations and financial condition.

The global economic recession that began in 2008 caused a decrease in the demand for crude oil and natural gas. This, in turn, resulted in a slowdown in marine seismic exploration activity and a decrease in the demand for many of the Company’s seismic data acquisition products. Although economic conditions generally improved in 2010, economic conditions in 2011 remain uncertain. If economic conditions remain uncertain or deteriorate, marine seismic exploration activity could be further reduced, resulting in further declines in demand for the Company’s seismic data acquisition products.

Stagnant economic conditions could negatively impact the ability of the Company’s customers to pay for products provided by the Company either on a timely basis or at all. The Company may incur goodwill impairment losses if stagnant economic conditions result in lower demand for products sold by our subsidiaries. Any of the foregoing could have a material adverse effect on the Company’s liquidity and/or results of operations and financial condition. In addition, if stagnant economic conditions and tight credit market conditions continue to exist, the market value of the Company’s Common Stock could remain at its current level or decrease unrelated to the Company’s operating performance or prospects.

Volatility of crude oil and natural gas prices, which is affected by factors outside of our control, affects demand for our seismic data acquisition products.

Sales of our seismic data acquisition products correlate highly with crude oil and natural gas price trends, which are typically cyclical. If crude oil and natural gas prices are high, marine seismic activity typically increases. This increases demand for our seismic data acquisition products. If crude oil and natural gas prices are low, the level of marine seismic activity typically decreases. This decreases demand for our seismic data acquisition products. In extreme cases, when crude oil and natural gas prices are significantly lower, older seismic vessels may be decommissioned and our equipment on those ships may be removed and put into storage for future use. Under such a scenario, our revenues could decrease while our customers deplete stored inventories prior to placing new orders. Accordingly, a decrease in crude oil and natural gas prices could decrease our customers’ activity and decrease demand for our seismic data acquisition products. Any decrease in demand for our seismic data acquisition products could have a material adverse effect on our results of operations and financial condition.

Crude oil and natural gas prices and trends are typically cyclical and are affected by many factors. These include:

•	the level of worldwide crude oil and natural gas production and exploration activity
•	worldwide economic conditions and their effect on worldwide demand for energy
•	the policies of the Organization of Petroleum Exporting Countries
•	the cost of producing crude oil and natural gas
•	the cost of capital and interest rates
•	technological advances affecting hydrocarbon consumption
•	environmental regulation
•	the level of crude oil and natural gas inventories
•	tax policies
•	weather-related factors that may disrupt crude oil and natural gas exploration
•	the policies of national governments
•	war, civil disturbances and political instability

We expect prices for crude oil and natural gas to continue to be volatile due to circumstances outside of our control and to continue to affect our customers’ level of activity and the demand for our seismic data acquisition products.

The Deepwater Horizon rig explosion in the Gulf of Mexico may lead to other restrictions or regulations on offshore exploration in the U.S. Gulf of Mexico and in other areas around the world. Such restrictions or regulations could negatively impact our business.

It remains uncertain how the Deepwater Horizon rig explosion in the Gulf of Mexico may cause the United States or other countries to restrict or further regulate offshore drilling. Additional governmental regulation or restrictions could cause substantial increases in costs or delays in drilling or other operations, including marine seismic exploration activities. Such increases or delays could result in a reduced demand for the Company’s marine seismic data acquisition products.

Changes in environmental requirements may result in a decline in crude oil and natural gas exploration and production.

State and national governments and state, national and international agencies have been evaluating climate related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for crude oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture and use of carbon dioxide that could also reduce the demand for crude oil and natural gas which may affect the demand for our marine seismic data acquisition products.

Technological change in the marine seismic and underwater robotic vehicles industries and/or changes in environmental or other laws or regulations may render our technology obsolete and require us to make substantial research and development expenditures.

The market for our products is characterized by changing technology and new product introductions. Our air gun and/or underwater robotic vehicle technologies may become obsolete due to the introduction of a superior technology or changes in environmental or other laws and regulations. In addition, increased regulation for the protection of the environment, including marine life, or other changes in laws and regulations by the U.S. or foreign regulatory authorities, could necessitate changes in our technology or development of new technology to conform to such regulatory requirements. We may be required to invest substantial capital to develop and produce new and enhanced products to stay abreast of technological change or changes in environmental or other laws and regulations. We have no assurance that we will receive an adequate rate of return on such investment. If we are unable to stay abreast of technological change or changes in environmental or other laws and regulations, we will be unable to compete in the future. If we are not competitive, our business, results of operations and financial condition will be materially and adversely affected.

Loss of any major customer or consolidation among major customers could materially and adversely impact our results of operations and financial condition.

In our marine seismic data acquisition segments, we have a concentration of business with a small number of major customers who are independent contractors performing marine seismic surveys on behalf of major oil companies. Sales to these major customers are significant in relation to our consolidated revenues. In addition, a large percentage of our consolidated accounts receivable balance at the end of any accounting period is from these customers. Purchases of the Company’s products by these customers are typically based on a purchase order or contract relating to a specific order. The loss of any major customer or a significant decrease in the amount of its purchases could have a material and adverse impact on our results of operations and financial condition. This risk would increase if consolidation of oil service companies continues. Additional information relating to concentration of business with a small number of major customers is provided in Note 12 to Consolidated Financial Statements, in “Business — Major Customers” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We derive a significant amount of our revenues from foreign sales, which pose additional risks including economic, political and other uncertainties.

Our foreign sales are significant in relation to consolidated sales. In fiscal year 2011, sales outside of the United States accounted for approximately 79% of our consolidated net sales. We believe that export sales will remain a significant percentage of our revenue. Our sales contracts are denominated in U.S. dollars. Fluctuations in foreign exchange rates could make it more difficult for our overseas customers to meet their U.S. dollar obligations. In addition, sales of our products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete seismic energy source systems within those geographic areas and receiving payment from these customers. Furthermore, restrictions under the Foreign Corrupt Practices Act or similar legislation in other countries, or trade embargoes or similar restrictions imposed by the U.S. or other countries could limit our ability to do business in certain foreign countries. These factors could materially adversely affect our results of operations and financial condition. Refer to Note 12 to Consolidated Financial Statements for additional information relating to foreign sales.

We derive a significant amount of our underwater robotic vehicle revenues from specific major customer groups.

Sales to the defense industry, federal, state and local governmental units, fire and rescue organizations and educational institutions for our underwater robotic vehicles segment are significant for the segment. These customer groups pose additional risks due to economic and political conditions and other uncertainties. Budgetary constraints or changes in the economic and/or the political climate could have an adverse effect on the sales and profitability of the underwater robotic vehicles segment.

We experience fluctuations in operating results.

Complete air gun systems sales and/or a large shipment of underwater robotic vehicles to a specific customer typically are large dollar amounts and do not occur in every accounting period. In certain periods, several complete air gun systems and/or large underwater robotic vehicles sales may be recorded, and none in other periods. This “uneven” sales pattern is due largely to our customers’ schedules for the anticipated completion date for building a new seismic vessel, the target date for outfitting a conventional vessel to do seismic work and/or the target date to deliver a large quantity of robotic vehicles to a specific customer. In addition, customer demand for air gun replacement parts, underwater cables and connectors and seismic energy source controllers is ongoing, but the demand level for these products varies based on crude oil and natural gas prices and trends. Accordingly, our results of operations can vary significantly from one fiscal quarter to another and from one fiscal year to another. This may cause volatility in the price of the Company’s Common Stock.

An impairment of goodwill could reduce our earnings and stockholders’ equity.

Our consolidated goodwill balance at June 30, 2011 accounts for 19% of consolidated assets at that date. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets of the business. Our goodwill balance relates exclusively to the acquisition of subsidiaries. Generally accepted accounting principles require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate non-cash charge to earnings with a corresponding reduction in goodwill. Refer to Notes 1, 2 and 5 to Consolidated Financial Statements for additional information relating to goodwill.

An impairment of other intangible assets could reduce our earnings and stockholders’ equity.

Our consolidated other intangibles assets balance at June 30, 2011 accounts for 10% of consolidated assets at that date. Other intangible assets arose primarily from the acquisition of trade name, technology and customer/distributor relationship assets in connection with the RTS and SBX acquisitions. Generally accepted accounting principles require us to test for impairment when events or circumstances occur indicating that other intangible assets may be impaired. If we were to determine that any of our remaining balance of other intangible assets was impaired, we would record an immediate non-cash charge to earnings with a corresponding reduction in other intangible assets. Refer to Notes 1, 2 and 6 to Consolidated Financial Statements for additional information relating to other intangible assets.

Weak sales demand or obsolescence of our inventory may require an increase to our inventory valuation reserve.

A significant source of our revenue arises from the sale of replacement parts required by customers who have previously purchased our products. As a result, we maintain a large quantity of parts on hand that may not be sold or used in final assemblies for a lengthy period of time. Management has established an inventory valuation reserve to recognize that certain inventory may become obsolete or supplies may be excessive. The inventory valuation reserve is a significant estimate made by management based on experience and the exercise of professional judgment. The actual results may differ from this estimate, and the difference could be material. The inventory valuation reserve is adjusted at the close of each accounting period based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by our inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. Weak sales demand or obsolescence may require an increase to the inventory valuation reserve. Such an increase may have a material and adverse impact on our results of operations with a corresponding decrease to inventory. Refer to Notes 1 and 3 to Consolidated Financial Statements for additional information relating to the inventory valuation reserve.

We may be unable to obtain or maintain broad intellectual property protection for our current and future products. This could result in loss of revenue and any competitive advantage we hold.

Certain of the proprietary technologies used in our products are not patent protected. We rely on a combination of patents, common laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technologies. Despite our efforts to protect our proprietary rights, our competitors may attempt to copy aspects of our products or may design around the proprietary features of our products. Also, the laws of certain foreign countries do not offer as much protection for proprietary rights as the laws of the United States. Further, obtaining, maintaining or defending intellectual property rights in many countries is costly. The costs of pursuing any intellectual property claim against a third party, whether in the United States or in a foreign country, could be significant.

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

Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to larger companies. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees, except for employment agreements with our Chief Executive Officer, our Executive Vice President and certain SBX employees. Joseph Mayerick, Jr., our Senior Vice President — Marketing, has announced his desire to retire from the Company as of June 30, 2012. The Company anticipates a smooth transition of Mr. Mayerick’s duties and responsibilities, but there is no assurance that it will be successful or that any of our other senior management or other key personnel will continue in such capacity for any particular period of time. If we lose the services of one or more of our senior management or other key employees, our operations may be materially adversely affected.

Provisions in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our stockholders to sell their shares for a premium.

Our certificate of incorporation and bylaws contain certain provisions that could have the effect of delaying or preventing a third party from obtaining control of the Company. These provisions may reduce or eliminate our stockholders’ ability to sell their shares of Common Stock at a premium. They include a classified board, regulation of the nomination and election of directors, limiting who may call special stockholder meetings and requiring the vote of the holders of 95% of all shares of our stock to authorize certain business combinations.

Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us.

We have not paid cash dividends on our Common Stock since 1985 and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain cash associated with future earnings to support our operations and growth, including any possible acquisitions and stock repurchases pursuant to the stock repurchase program authorized by the Company. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our Common Stock.

The market price of our Common Stock may be volatile.

The market price of our Common Stock has experienced significant fluctuations and may continue to fluctuate significantly in the future. Many factors cause the market price of our Common Stock to fluctuate, including, but not limited to (i) the volume of trading in our Common Stock, (ii) purchases and sales of our Common Stock by large institutional investors, (iii) the price of crude oil and natural gas, (iv) economic prospects for the marine seismic exploration industry, (v) the Company’s actual and projected operating results and (vi) general worldwide economic and political conditions. These market fluctuations may adversely affect the market price of our Common Stock.

We have a significant contingent earnout obligation relating to the acquisition of SeaBotix Inc. that may adversely affect our liquidity and financial condition, results of operations and stock price.

Under the terms of the stock purchase agreement for the acquisition of SeaBotix Inc., the Company may be obligated to pay additional earnout payments in the aggregate of up to approximately $15,000,000. Such additional earnout payments would be due if certain revenue targets are reached during the four-year period ending December 31, 2014 and a gross profit percentage of at least 50% per year is achieved. If additional earnout payments have to be made, this could adversely impact our liquidity and financial condition, results of operations and stock price. The Company has not recorded any of the $15,000,000 potential earnout payment as of June 30, 2011, based on management’s assessment of the likelihood that the earnout targets will be achieved requiring payment of such amounts.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain information with respect to the Company’s principal properties.

Location	Nature of Property	Segment	Approximate Area (Sq. Feet)	Expiration Date of Lease
Norwalk, Connecticut	Manufacturing	(1)	21,600	2013
Norwalk, Connecticut	Administration/Engineering/Sales	(1)	6,600	2013
Houston, Texas	Sales	(1)	150	2011
Fredericksburg, Texas	Administration/Manufacturing/Sales	(2)	7,000	2013*
Cypress, Texas	Administration/Manufacturing/Sales	(3)	32,500	—**
San Diego, California	Administration/Engineering/Sales	(4)	6,900	2016*
San Diego, California	Manufacturing	(4)	8,900	2013
San Diego, California	Warehouse	(4)	2,000	2012

*	These leases are related-party leases.
**	The Cypress, Texas facility is owned by the Company.
(1)	Seismic Energy Sources Segment
(2)	Seismic Energy Source Controllers Segment
(3)	Underwater Cables and Connectors Segment
(4)	Underwater Robotic Vehicles Segment

The Company’s products are manufactured and assembled at facilities located in Norwalk, Connecticut (seismic energy sources), Cypress, Texas (underwater cables and connectors), Fredericksburg, Texas (seismic energy source controllers) and San Diego, California (underwater robotic vehicles). In the opinion of the Company’s management, the properties described above are in good condition and repair and are suitable and adequate for the Company’s purposes. The properties are currently fully utilized and, operating in conjunction with second shifts, overtime and strategic outsourcing, provide sufficient productive capacity.

The Company leases approximately 7,000 square feet of administration/manufacturing/sales space in Fredericksburg, Texas to accommodate its seismic energy source controllers operations. The facility is leased from the current President of RTS, together with another former owner of RTS. The rent throughout the lease term is $7,000 per month ($84,000 per annum). The lease includes a five-year renewal option. The lease is exclusive of additional costs for taxes, utilities or other similar charges, under triple net leases.

As a result of the acquisition of SBX, the Company assumed three operating leases for administration/engineering/sales, manufacturing and warehousing facilities in San Diego, California. The aggregate rent throughout the lease term is approximately $31,000 per month ($370,000 per annum). The administration/engineering/sales and manufacturing facilities leases have an option to renew for another five-year period and for two five-year periods, respectively. The manufacturing facilities lease has an option to purchase. The above are exclusive of additional costs for taxes, utilities or other similar charges, under triple net leases. The administration/engineering/sales facility is leased from SeaPro, LLC, which is owned by the current President of SBX, together with another former stockholder of SBX.

Item 3. Legal Proceedings

The Company is not aware of any material pending litigation or legal proceedings to which Bolt or any of its subsidiaries is a party or to which any of its properties are subject.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock trades on The NASDAQ Global Select Market under the symbol “BOLT.” The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated:

Fiscal Year 2011	High	Low
First Quarter	$10.35	$8.45
Second Quarter	15.35	10.25
Third Quarter	15.27	12.37
Fourth Quarter	15.30	11.56

Fiscal Year 2010	High	Low
First Quarter	$13.39	$9.37
Second Quarter	13.10	9.63
Third Quarter	13.40	10.00
Fourth Quarter	12.87	8.09

Holders

The number of stockholders of record at August 26, 2011 was 347. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

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

Performance Graph

The following graph and table compare total stockholder return on our Common Stock for the five-year period ending June 30, 2011, with the Standard & Poor’s SmallCap 600 Index and ValueLine’s Oilfield Services Industry Index over the same period. This comparison assumes the investment of $100 on June 30, 2006. The information in the graph is being furnished pursuant to SEC rules, and the stockholder return set forth is not intended to forecast and is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return*
Bolt Technology Corporation, Standard & Poor’s SmallCap 600 Index
and ValueLine’s Oilfield Services Industry Index
(Performance Results Through June 30, 2011)

*	Cumulative total return assumes reinvestment of dividends.

Assumes $100 invested at the close of trading on July 1, 2006 in Bolt Technology Corporation Common Stock, Standard & Poor’s SmallCap 600 Index and ValueLine’s Oilfield Services Industry Index.

	June 30,
	2006	2007	2008	2009	2010	2011
Bolt Technology Corporation	$100.00	$364.84	$280.43	$139.64	$108.70	$154.05
Standard & Poor’s SmallCap 600 Index	100.00	116.04	99.02	73.95	91.43	125.28
ValueLine’s Oilfield Services Industry Index	100.00	127.23	171.38	91.39	104.79	178.68

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

Item 6. Selected Financial Data

The following table has been derived from the Company’s audited financial statements and sets forth selected consolidated financial data with respect to the Company and its subsidiaries. This information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes provided elsewhere in this Annual Report on Form 10-K. This information differs from amounts previously reported on the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 as a result of restatements attributable to the sale of Custom Products Corporation and the 3-for-2 stock split to stockholders of record on January 16, 2008. The amounts for the fiscal year ended June 30, 2011 reflect the acquisition of SBX. Refer to Notes 2 and 12 to Consolidated Financial Statements for further information regarding SBX.

	For the Fiscal Years Ended June 30,
(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Income Statement Data:
Sales	$38,858	$31,485	$48,876	$61,635	$46,929
Costs and expenses:
Cost of sales	20,138	15,942	24,756	33,164	25,347
Research and development	733	373	289	272	270
Selling, general and administrative	10,293	8,280	8,739	8,228	6,766
Interest income	(281)	(414)	(432)	(191)	(211)
	30,883	24,181	33,352	41,473	32,172
Income from continuing operations before income taxes	7,975	7,304	15,524	20,162	14,757
Provision for income taxes	2,448	2,350	5,023	6,453	4,758
Income from continuing operations	5,527	4,954	10,501	13,709	9,999
Discontinued operations, net of taxes	—	—	—	860	608
Net income	$5,527	$4,954	$10,501	$14,569	$10,607
Per Share Data:
Earnings per share – basic
Income from continuing operations	$0.65	$0.58	$1.22	$1.60	$1.19
Discontinued operations, net of taxes	—	—	—	0.10	0.07
Net income	$0.65	$0.58	$1.22	$1.70	$1.26
Earnings per share – diluted
Income from continuing operations	$0.65	$0.58	$1.22	$1.60	$1.17
Discontinued operations, net of taxes	—	—	—	0.10	0.07
Net income	$0.65	$0.58	$1.22	$1.70	$1.24
Average number of common shares outstanding:
Basic	8,511	8,596	8,585	8,581	8,416
Diluted	8,535	8,614	8,590	8,587	8,524
Cash dividends	—	—	—	—	—
Financial data at June 30:
Working capital	$48,829	$55,802	$49,935	$39,175	$26,932
Total assets	87,439	74,821	70,524	61,867	47,618
Long term debt	—	—	—	—	—
Stockholders’ equity	77,365	71,955	66,468	55,517	40,686

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

Overview

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles. The Company’s four operating units, each of which is considered to be a separate reportable segment, consist of: seismic energy sources, underwater cables and connectors, seismic energy source controllers and underwater robotic vehicles. Refer to Note 12 to Consolidated Financial Statements for further information on reportable segments.

The Company’s products in the three segments dedicated to marine seismic data acquisition equipment (seismic energy sources, underwater cables and connectors and seismic energy source controllers) share a common economic characteristic: sales are generally related to the level of worldwide crude oil and natural gas exploration and development activity, which is based on current and projected crude oil and natural gas prices. During the last half of calendar year 2008 (the first six months of the Company’s fiscal year 2009), the price of crude oil significantly decreased from its record high price levels and worldwide energy demand decreased due to the global economic slowdown. These factors lowered the demand for marine seismic exploration surveys, and as a result, the demand for the Company’s marine seismic data acquisition products decreased. Sales of the Company’s marine seismic data acquisition products decreased 21% in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 and 36% in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009. Indications of improvement in the marine seismic exploration industry surfaced in the fourth quarter of the Company’s fiscal year 2010, and the Company’s sales and net income were its highest quarterly results for fiscal year 2010. This improvement continued in the Company’s fiscal year 2011 as aggregate sales and net income for the marine seismic data acquisition segments improved by 15% and 21%, respectively, versus the Company’s fiscal year 2010, reflecting an increase in the average price of crude oil and a higher level of marine seismic exploration activity. The fourth quarter results for fiscal year 2011, however, were lower on a quarterly basis than the fourth quarter results for fiscal year 2010, reflecting lower sales of marine seismic data acquisition products.

The Company is hopeful that improved sales and earnings for its three marine seismic data acquisition segments in fiscal year 2011 will continue in fiscal year 2012. This is based on the Company’s belief that the demand for crude oil and natural gas will increase in the “developed” countries if those economies generally improve. The Company also anticipates a higher demand for crude oil and natural gas in the “emerging” countries if those economies continue at their higher growth rates. Therefore, the necessity to discover offshore hydrocarbon reservoirs will increase as reserves in existing fields are depleted. Such increased global energy requirements are anticipated to result in higher levels of marine seismic exploration activity using seismic exploration data acquisition products including the Company’s products — seismic energy sources, underwater cables and connectors and seismic energy source controllers. There can be no assurance, however, that improved sales and earnings will continue, due to the marine seismic exploration industry’s dependency on crude oil price and global economic and political uncertainty. In addition, any long term impact of the 2010 Deepwater Horizon incident in the Gulf of Mexico on the marine seismic exploration industry cannot be predicted.

Effective January 1, 2011, the Company acquired SeaBotix Inc., a developer, manufacturer and seller of underwater remotely operated robotic vehicles. Bolt acquired SBX because it believes that, within its market category, its products have superior qualities and usefulness to customers, including those in the oil and gas industry. Bolt also acquired SBX on the strength of developed technology that, it believes, could result in incremental shareholder value. SBX generated sales of $2,575,000 and a net loss of $462,000 for the six month period ended June 30, 2011. SBX has expended considerable effort and incurred substantial costs in the development of new products, which are now being introduced in the marketplace. During the six month period ended June 30, 2011, SBX received several orders for these products, some of which were shipped during the fourth quarter of fiscal year 2011 and the remainder are currently scheduled for shipment in the first half of fiscal year 2012. SBX has significant sales to the defense industry, federal, state and local governmental units, fire and rescue organizations and educational institutions. Budgetary constraints being experienced by these customer groups negatively impacted SBX’s performance during fiscal year 2011 and are likely to continue to have a negative impact in fiscal year 2012. Refer to Notes 2 and 12 to Consolidated Financial Statements for additional information concerning SBX.

The Company’s balance sheet remained strong at June 30, 2011. Cash and cash equivalents, and working capital were $31,683,000 and $48,829,000, respectively, despite the Company’s investing and financing activities during the fiscal year ended June 30, 2011 in connection with its acquisition of SBX and its stock repurchase program. Refer to “Liquidity and Capital Resources” for further information on the Company’s stock repurchase program. The Company remained debt free at June 30, 2011.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP,” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

As of June 30, 2011, the Company believes that current cash and cash equivalent balances and cash flow from operations will be adequate to meet foreseeable operating needs for fiscal year 2012.

In the fourth quarter of fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management will determine the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of SEC Rule 10b-18. As of June 30, 2011, the Company had repurchased 108,121 of its shares under the repurchase program at an aggregate cost of $960,000.

The SEC declared the Company’s shelf registration statement on Form S-3, relating to the sale of up to $50,000,000 of equity, debt or other types of securities described in the shelf registration statement, effective on January 29, 2010. The proceeds of the sale of such securities may be used for acquisitions, capital expenditures, repayment of debt the Company may incur in the future, working capital and other general corporate purposes. The specifics of any potential future offering, along with the prices, terms and use of proceeds of any securities offered by the Company, will be determined at the time of any applicable offering and will be described in a prospectus supplement at the time of such applicable offering. The Company has no current plans to offer securities under the shelf registration statement.

Fiscal Year Ended June 30, 2011

At June 30, 2011, the Company had $31,683,000 in cash and cash equivalents. This amount is $7,785,000 or 20% lower than the amount of cash and cash equivalents at June 30, 2010. The decrease was due primarily to the Company’s acquisition of SBX and its stock repurchase program.

For the fiscal year ended June 30, 2011, cash flow provided from operating activities after changes in working capital items was $5,266,000, primarily due to net income adjusted for non-cash items, partially offset by higher accounts receivable and inventory and lower current liabilities, excluding acquisition-related liabilities.

For the fiscal year ended June 30, 2011, cash used in investing activities was $11,601,000 due to the purchase of SBX ($11,184,000), capital expenditures for new and replacement equipment ($361,000) and other non-current assets ($56,000).

For the fiscal year ended June 30, 2011, cash used in financing activities was $1,450,000 due to repurchases of the Company’s Common Stock ($877,000), SBX debt repayment ($539,000) and tax liability from vested restricted stock ($34,000).

The Company anticipates that capital expenditures for fiscal year 2012 will not exceed $1,000,000, which will be funded from operating cash flow. These anticipated capital expenditures will relate primarily to new production machinery and equipment for the Company’s marine seismic data acquisition segments.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At June 30, 2011 and June 30, 2010, the five customers with the highest accounts receivable balances represented 66% and 59% of the consolidated accounts receivable balances on those dates, respectively.

Fiscal Year Ended June 30, 2010

At June 30, 2010, the Company had $39,468,000 in cash and cash equivalents. This amount is $13,772,000 or 54% greater than at June 30, 2009.

For the fiscal year ended June 30, 2010, cash provided from operating activities after changes in working capital was $12,699,000, primarily due to net income adjusted for non-cash items and lower accounts receivable and inventories, partially offset by lower current liabilities.

For the fiscal year ended June 30, 2010, cash provided from investing activities was $1,181,000 due to proceeds received from matured short-term investments of $2,041,000, partially offset by the final RTS earn-out payment of $627,000 and capital expenditures of $233,000 for new and replacement equipment.

For the fiscal year ended June 30, 2010, cash used for financing activities was $108,000, primarily due to the repurchase of 9,492 shares of the Company’s Common Stock at an aggregate cost of $83,000.

Off-Balance Sheet Arrangements

At acquisition and at June 30, 2011, SBX is a guarantor to a bank of a mortgage loan relating to SeaPro, LLC, which leases the administration/engineering/sales building to SBX. SeaPro, LLC is owned by the current President of SBX, together with another former stockholder of SBX. The guaranteed mortgage loan is approximately $2,000,000 at June 30, 2011. The Company is currently in the process of eliminating this contingent liability. The Company had no other off-balance sheet financing arrangements at June 30, 2011.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2011. The Company is obligated for minimum lease payments as of June 30, 2011 under several operating leases for its facilities in Norwalk, Connecticut, Fredericksburg, Texas and San Diego, California as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$1,441,000	$813,000	$628,000	$—	$—

Such amounts are exclusive of any additional costs for taxes, utilities or similar charges, under triple net leases. Refer to Note 11 to Consolidated Financial Statements under “Lease Commitments” for further information regarding future payments and other information relating to such leases.

Results of Operations

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

Consolidated sales for the fiscal year ended June 30, 2011 totaled $38,858,000, an increase of $7,373,000 or 23% from the fiscal year ended June 30, 2010. The change in sales by reportable segment was as follows: seismic energy sources increased by $3,348,000 (23%), underwater cables and connectors increased by $2,767,000 (22%), and seismic energy source controllers decreased by $1,317,000 (32%). Sales for SBX, which was acquired effective January 1, 2011, were $2,575,000 for the six month period ended June 30, 2011. The increase in net sales reflects an increase in marine seismic exploration activity ($4,798,000) and the acquisition of SBX ($2,575,000). The improvement in sales of seismic energy sources and underwater cables and connectors reflects the outfitting of several new seismic vessels with the Company’s equipment.

Consolidated gross profit as a percentage of consolidated sales was 48% for the fiscal year ended June 30, 2011 versus 49% for the fiscal year ended June 30, 2010. The net decrease in the gross profit percentage was caused primarily by sales mix, partially offset by manufacturing efficiencies associated with the 15% sales increase for the three marine seismic data acquisition segments in aggregate.

Research and development (“R&D”) costs for the fiscal year ended June 30, 2011 increased by $360,000 or 97% from the fiscal year ended June 30, 2010. The increase was due to SBX R&D relating to the development of new and refinement of existing underwater robotic vehicle products.

Selling, general and administrative expenses (“SG&A”) increased by $2,013,000 or 24% in the fiscal year ended June 30, 2011 from the fiscal year ended June 30, 2010. SG&A for the fiscal year ended June 30, 2011 includes SBX ($1,583,000) and SBX acquisition costs ($218,000). Excluding SBX and related acquisition costs, SG&A increased by $212,000 or 3%, primarily due to higher compensation expenses ($311,000), partially offset by lower bad debt expense ($54,000).

The Company conducted an annual impairment test of the A-G and RTS goodwill balances, and the results of these tests indicated that there was no impairment of the June 30, 2011 and 2010 goodwill balances. The Company will conduct the initial annual impairment test of the SBX goodwill balance at December 31, 2011.

Interest income decreased by $133,000 or 32% in the fiscal year ended June 30, 2011 from the fiscal year ended June 30, 2010, primarily due to lower interest rates, cash used to acquire SBX and purchases of treasury stock, partially offset by increases in the Company’s cash and cash equivalent balances during the first six months of fiscal year 2011.

The provision for income taxes for the fiscal year ended June 30, 2011 was $2,448,000, an effective tax rate of 31%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction. The provision for income taxes for the fiscal year ended June 30, 2010 was $2,350,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction.

The above mentioned factors resulted in net income for the fiscal year ended June 30, 2011 of $5,527,000 compared to net income of $4,954,000 for the fiscal year ended June 30, 2010.

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

Consolidated sales for the fiscal year ended June 30, 2010 totaled $31,485,000, a decrease of $17,391,000 or 36% compared to the fiscal year ended June 30, 2009. Sales decreased in all three reportable segments: sales of seismic energy sources decreased by $8,644,000 (37%), sales of underwater cables and connectors decreased by $8,005,000 (39%), and sales of seismic energy source controllers decreased by $742,000 (15%). The above sales decreases are due to lower marine seismic exploration activity caused by the global economic slowdown.

Consolidated gross profit as a percentage of consolidated sales was 49% for the fiscal year ended June 30, 2010 unchanged from the fiscal year ended June 30, 2009. Despite the 36% decrease in consolidated sales, the consolidated gross profit percentage remained unchanged caused primarily by a reduction in the amount of manufacturing outsourcing, overtime and temporary help as well as sales mix. In the fiscal year ended June 30, 2010, replacement part sales were a greater proportion of total sales than in the prior year and replacement parts have a larger gross profit margin.

Research and development costs for the fiscal year ended June 30, 2010 increased by $84,000 or 29% compared to the fiscal year ended June 30, 2009. These costs were primarily for product development.

Selling, general and administrative expenses decreased by $459,000 or 5% for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009, primarily due to expense reductions in the following areas: bad debts ($150,000); compensation costs ($144,000); and freight out ($135,000).

The Company conducted an annual impairment test of the A-G and RTS goodwill balances, and the results of these tests indicated that there was no impairment of the June 30, 2010 and 2009 goodwill balances.

Interest income decreased by $18,000 or 4% for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009, primarily due to lower interest rates, partially offset by increases in the Company’s cash and cash equivalent balances.

The provision for income taxes for the fiscal year ended June 30, 2010 was $2,350,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction. The provision for income taxes for the fiscal year ended June 30, 2009 was $5,023,000, an effective tax rate of 32%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction.

The above mentioned factors resulted in net income for the fiscal year ended June 30, 2010 of $4,954,000 compared to net income of $10,501,000 for the fiscal year ended June 30, 2009.

Critical Accounting Policies

The methods, estimates and judgments that the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on the results the Company reports in its financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments.

Based on this definition, the Company’s most critical accounting policies include: revenue recognition, recording of inventory reserves, deferred taxes, and the potential impairment of goodwill and other intangible assets. These policies are discussed below. The Company has other key accounting policies, including the establishment of bad debt reserves. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the Company’s reported results of operations for a given period.

Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the end of each reporting period and involve inherent risks and uncertainties. Actual results may differ significantly from the Company’s estimates and its estimates could be different using different assumptions or conditions.

Refer to Note 1 to Consolidated Financial Statements for additional information concerning significant accounting policies.

Revenue Recognition

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria: (1) manufacturing products based on customer specifications; (2) establishing a set sales price with the customer; (3) delivering product to the customer before the close of the reporting period, whereby delivery results in the transfer of ownership risk to the customer; (4) collection of the sales revenue from the customer is reasonably assured; and (5) no contingencies exist.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at June 30, 2011 and June 30, 2010 was $768,000 and $492,000, respectively. At June 30, 2011 and June 30, 2010, approximately $978,000 and $778,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost. In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate was incorrect, no cash outlay would result since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2011, the inventory valuation reserve increased by a net amount of $276,000.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. Should that assessment change, a charge or a benefit would be recorded in the consolidated statement of income. The Company has concluded that no deferred tax valuation allowance was necessary at June 30, 2011 and June 30, 2010 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill and Other Intangible Assets Impairment Testing

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. The A-G and RTS goodwill balances were tested for impairment and the tests indicated no impairment of the goodwill balances at June 30, 2011 and June 30, 2010. The SBX goodwill balance will initially be tested for impairment at December 31, 2011. Other intangible assets were reviewed at June 30, 2011 and June 30, 2010 and there were no indicators of impairment.

Goodwill and other intangible assets represent approximately 19% and 10%, respectively, of the Company’s total assets at June 30, 2011. The evaluation of goodwill and other intangible assets impairments are thus significant estimates by management. Even if management’s estimates were incorrect, it would not result in a cash outlay because the goodwill and other intangible assets amounts arose out of acquisition accounting. Refer to Notes 1, 2, 5 and 6 to Consolidated Financial Statements for additional information concerning goodwill and other intangible assets.

Recent Accounting Developments

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is an amendment to Topic 805 of the FASB Accounting Standards Codification. This amendment provides clarification regarding the acquisition date that should be used for reporting required pro forma financial information disclosures under Topic 805 when comparative financial statements are presented. Under ASU 2010-29 if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. If comparative financial statements are not presented, the entity should disclose revenue and earnings of the combined entity for the current reporting period as though the business combination had occurred at the beginning of the current annual reporting period. In addition, ASU 2010-29 improves the usefulness of pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Since early adoption of ASU 2010-29 is allowed, it was adopted in connection with the acquisition of SBX.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of June 30, 2011. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

See page F-1 of this Report for Management’s Report on Internal Control Over Financial Reporting and page F-2 of this Report for the Report of Independent Registered Public Accounting Firm on the effectiveness of the Company’s internal control over financial reporting.

During the quarter ended June 30, 2011, we adopted a framework of controls and procedures for SBX. No other changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “General Information Relating to the Board of Directors” in the Company’s definitive proxy statement relating to the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Definitive Proxy Statement”).

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the captions “Executive Compensation” and “General Information Relating to the Board of Directors” in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth aggregate information as of June 30, 2011, for the Bolt Technology Corporation 2006 Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”), which was approved by the Company’s stockholders on November 20, 2007, and is the Company’s only equity compensation plan in effect as of June 30, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(1)
Equity compensation plans approved by security holders	194,500	$15.98	409,700
Equity compensation plans not approved by security holders	—	—	—
Total	194,500	$15.98	409,700

(1)	The Plan provides that 750,000 shares of Common Stock may be used for grants of stock options and restricted stock awards, of which up to 225,000 shares of Common Stock may be used for restricted stock awards. During fiscal year 2011, 33,000 shares of restricted stock were awarded at an average fair value of $10.23 at date of grant. Of these shares of restricted stock, 200 shares were forfeited in fiscal year 2011. As of June 30, 2011, 79,200 shares of Common Stock remained available for issuance of restricted stock awards under the Plan.

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

Item 14. Principal Accounting Fees and Services

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

(b)  Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075).

Exhibit No.	Description
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075).
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†
10.8	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.9	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2008, SEC File No. 001-12075).
10.11	Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

Exhibit No.	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	Filed herewith
†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION
Date: September 13, 2011	By: /s/ Raymond M. Soto Raymond M. Soto (Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond M. Soto (Raymond M. Soto)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2011
/s/ Joseph Espeso (Joseph Espeso)	Senior Vice President — Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 13, 2011
/s/ Kevin M. Conlisk (Kevin M. Conlisk)	Director	September 13, 2011
/s/ Michael H. Flynn (Michael H. Flynn)	Director	September 13, 2011
/s/ Michael C. Hedger (Michael C. Hedger)	Director	September 13, 2011
/s/ George R. Kabureck (George R. Kabureck)	Director	September 13, 2011
/s/ Joseph Mayerick, Jr. (Joseph Mayerick, Jr.)	Director	September 13, 2011
/s/ Stephen F. Ryan (Stephen F. Ryan)	Director	September 13, 2011
/s/ Gerald A. Smith (Gerald A. Smith)	Director	September 13, 2011

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

The management of Bolt Technology Corporation, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2011 based upon criteria set forth in the “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of June 30, 2011, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by McGladrey & Pullen, LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bolt Technology Corporation

We have audited Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Bolt Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bolt Technology Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2011 and our report dated September 13, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
September 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bolt Technology Corporation

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule of Bolt Technology Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2011, expressed an unqualified opinion on the effectiveness of Bolt Technology Corporation and subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Stamford, Connecticut
September 13, 2011

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$31,683,000	$39,468,000
Accounts receivable, less allowance for uncollectible accounts of $233,000 in 2011 and $400,000 in 2010	7,924,000	6,210,000
Inventories	15,374,000	12,390,000
Deferred income taxes	579,000	348,000
Other current assets	741,000	252,000
Total current assets	56,301,000	58,668,000
Property, Plant and Equipment, net	5,061,000	3,957,000
Goodwill, net	16,926,000	10,957,000
Other Intangible Assets, net	8,898,000	992,000
Other Assets	253,000	247,000
Total assets	$87,439,000	$74,821,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$901,000	$631,000
Accrued expenses	6,322,000	1,787,000
Income taxes payable	249,000	448,000
Total current liabilities	7,472,000	2,866,000
Deferred Income Taxes	2,602,000	—
Total liabilities	10,074,000	2,866,000
Stockholders’ Equity:
Common stock, no par value, authorized 20,000,000 shares; issued 8,727,143 shares (8,694,843 shares in 2010); outstanding 8,619,022 shares (8,685,351 shares in 2010)	30,423,000	29,663,000
Retained Earnings	47,902,000	42,375,000
Treasury Stock, at cost, 108,121 shares (9,492 shares in 2010)	(960,000)	(83,000)
Total stockholders’ equity	77,365,000	71,955,000
Total liabilities and stockholders’ equity	$87,439,000	$74,821,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2011	2010	2009
Revenues:
Sales	$38,858,000	$31,485,000	$48,876,000
Costs and Expenses:
Cost of sales	20,138,000	15,942,000	24,756,000
Research and development	733,000	373,000	289,000
Selling, general and administrative	10,293,000	8,280,000	8,739,000
Interest income	(281,000)	(414,000)	(432,000)
	30,883,000	24,181,000	33,352,000
Income before income taxes	7,975,000	7,304,000	15,524,000
Provision for income taxes	2,448,000	2,350,000	5,023,000
Net income	$5,527,000	$4,954,000	$10,501,000
Earnings Per Share:
Basic	$.65	$.58	$1.22
Diluted	$.65	$.58	$1.22
Average number of common shares outstanding:
Basic	8,510,590	8,595,888	8,584,569
Diluted	8,535,362	8,613,917	8,590,066

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$5,527,000	$4,954,000	$10,501,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,219,000	707,000	766,000
Deferred income taxes	(148,000)	(71,000)	(100,000)
Stock based compensation expense	794,000	641,000	441,000
Change in operating assets and liabilities, net of SeaBotix Inc. acquisition effect in 2011:
Accounts receivable	(372,000)	5,366,000	(509,000)
Inventories	(939,000)	1,674,000	815,000
Other assets	(151,000)	(9,000)	(16,000)
Accounts payable	(482,000)	(327,000)	(1,521,000)
Accrued expenses	17,000	(490,000)	(8,000)
Income taxes payable	(199,000)	254,000	(632,000)
Net cash provided by operating activities	5,266,000	12,699,000	9,737,000
Cash Flows From Investing Activities:
Purchase of SeaBotix Inc., net of cash acquired of $316,000	(11,184,000)	—	—
Proceeds from (purchase of) short-term investments	—	2,041,000	(2,041,000)
Earnout payments for purchase of Real Time Systems Inc.	—	(627,000)	(760,000)
Capital expenditures and other non-current assets	(417,000)	(233,000)	(386,000)
Net cash (used) provided by investing activities	(11,601,000)	1,181,000	(3,187,000)
Cash Flows From Financing Activities:
Purchase of treasury stock	(877,000)	(83,000)	—
Tax benefit on disqualifying dispositions and exercises of stock options	—	—	41,000
Tax liability from vested restricted stock	(34,000)	(25,000)	(32,000)
Repayment of SeaBotix Inc. debt assumed in acquisition	(539,000)	—	—
Net cash (used) provided by financing activities	(1,450,000)	(108,000)	9,000
Net (decrease) increase in cash and cash equivalents	(7,785,000)	13,772,000	6,559,000
Cash and cash equivalents at beginning of year	39,468,000	25,696,000	19,137,000
Cash and cash equivalents at end of year	$31,683,000	$39,468,000	$25,696,000
Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$3,026,000	$2,193,000	$5,747,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles, and consists of four operating units (each a separate reportable segment): Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). SBX was acquired by Bolt effective January 1, 2011. The seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems. The seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment. The underwater robotic vehicles segment develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. Refer to Note 12 to Consolidated Financial Statements for additional information concerning reportable segments.

Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP,” as contained in the FASB Accounting Standards Codification (“ASC”).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Bolt Technology Corporation and its subsidiary companies. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Refer to Note 11 to Consolidated Financial Statements for additional information regarding concentration of cash and cash equivalent balances.

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

Inventories

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method that approximates the first-in, first-out method. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are charged to the reserve when the Company scraps or disposes of inventory. Refer to Note 3 to Consolidated Financial Statements for additional information concerning inventories.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies  – (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated useful lives of 40 years for buildings, over the shorter of the term of the lease or the estimated useful life for leasehold improvements, and 5 to 10 years for machinery and equipment. Major improvements that add to the productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. Refer to Note 4 to Consolidated Financial Statements for additional information concerning property, plant and equipment.

Goodwill and Other Long-Lived Assets

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

The estimated fair value of the A-G reporting unit was determined solely by utilizing the capitalized cash flow method. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. Goodwill related to the A-G and RTS acquisitions was tested for impairment at June 30, 2011 and 2010, and the tests indicated no impairment of the goodwill balances. Goodwill relating to the SBX acquisition will initially be tested at December 31, 2011.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of June 30, 2011 and June 30, 2010 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Refer to Notes 2, 5 and 6 to Consolidated Financial Statements for additional information concerning goodwill and other intangible assets.

Revenue Recognition and Warranty Costs

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria: (1) manufacturing products based on customer specifications; (2) establishing a set sales price with the customer; (3) delivering product to the customer before the close of the reporting period, whereby delivery results in the transfer of ownership risk to the customer; (4) collecting the sales revenue from the customer is reasonably assured; and (5) no contingencies exist.

Warranty costs and product returns incurred by the Company have not been significant.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies  – (continued)

Income Taxes

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

The Company follows the accounting standard on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to record any interest and penalties relating to an uncertain tax position as a component of income tax expense.

Refer to Note 8 to Consolidated Financial Statements for additional information concerning the provision for income taxes and deferred tax accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to inventory valuation reserves, goodwill impairment, long-lived assets impairment and realization of deferred tax assets. Actual results could differ from those estimates.

Computation of Earnings Per Share

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

	Fiscal Years Ended June 30,
	2011	2010	2009
Net income available to common stockholders	$5,527,000	$4,954,000	$10,501,000
Divided by:
Weighted average common shares	8,510,590	8,595,888	8,584,569
Weighted average common share equivalents	24,772	18,029	5,497
Total weighted average common shares and common share equivalents	8,535,362	8,613,917	8,590,066
Basic earnings per share	$.65	$.58	$1.22
Diluted earnings per share	$.65	$.58	$1.22

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies  – (continued)

For the fiscal years ended June 30, 2011 and 2010, the calculations do not include options to acquire 70,500 and 158,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Recent Accounting Developments

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is an amendment to Topic 805 of the FASB Accounting Standards Codification. This amendment provides clarification regarding the acquisition date that should be used for reporting required pro forma financial information disclosures under Topic 805 when comparative financial statements are presented. Under ASU 2010-29 if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. If comparative financial statements are not presented, the entity should disclose revenue and earnings of the combined entity for the current reporting period as though the business combination had occurred at the beginning of the current annual reporting period. In addition, ASU 2010-29 improves the usefulness of pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Since early adoption of ASU 2010-29 is allowed, it was adopted in connection with the acquisition of SBX.

Note 2 — SeaBotix Inc. Acquisition

On January 6, 2011, the Company acquired all of the outstanding shares of capital stock of SeaBotix Inc. (“SBX”) effective January 1, 2011. SBX develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. Bolt acquired SBX because it believes that, within its market category, its products have superior qualities and usefulness to customers, including those in the oil and gas industry. Bolt also acquired SBX on the strength of developed technology that, it believes, could result in incremental shareholder value.

At closing, $9,500,000 was paid and a $500,000 purchase price holdback was recorded by Bolt. Earnout payments not anticipated to exceed $20,000,000 will be due if SBX achieves certain revenue levels during the four-year period ending December 31, 2014. The Company has paid or accrued $5,000,000 of these earnout purchase price payments. The additional earnout payments in the aggregate of up to approximately $15,000,000 are payable if SBX generates revenues of approximately $141,000,000 over the four-year period ended December 31, 2014 and maintains a gross profit percentage of at least 50% per year. The Company has determined that no further earnout liability needs to be recorded in connection with the acquisition or at June 30, 2011, based on management’s assessment of the likelihood that the earnout targets will be achieved requiring payment of such amounts. At the acquisition date, SBX had $539,000 of debt, which the Company repaid during the six month period ended June 30, 2011.

SBX’s results of operations were consolidated with Bolt effective January 1, 2011 and this subsidiary constitutes a separate reportable segment. Refer to Note 12 to Consolidated Financial Statements for SBX segment information.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SeaBotix Inc. Acquisition  – (continued)

The total purchase price paid or accrued through June 30, 2011 consists of the following:

Cash paid at closing on January 6, 2011	$9,500,000
Cash paid on March 2, 2011 for attainment of a certain revenue target	2,000,000
Amounts accrued for holdback, pro forma working capital adjustment and attainment of a certain revenue target	4,259,000
Total Purchase Price	$15,759,000

The preliminary purchase price allocation is as follows:

Net current assets, including cash acquired of $316,000 and accounts receivable acquired of $1,342,000	$4,963,000
Non-current assets (mainly property and equipment)	796,000
Intangible assets	8,500,000
Goodwill	5,969,000*
Accounts payable and accrued expenses	(1,010,000)
Debt assumed	(539,000)
Deferred tax liability (non-current)	(2,920,000)
Total purchase price allocation	$15,759,000

*	None of the goodwill is expected to be deductible for income tax purposes.

The fair values of SBX’s assets and liabilities were determined based on preliminary estimates and assumptions which management believes are reasonable. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available but no later than one year from the acquisition date. Goodwill impairment testing will initially be performed at December 31, 2011.

The preliminary estimate of fair value of SBX’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors. The following table summarizes key information underlying SBX’s identifiable intangible assets related to the acquisition:

Category	Life	Amount	Annual Amortization
Tradename	Indefinite	$1,200,000	$—
Acquired Technology	6 – 15 years	5,900,000	583,000
Customer and Distributor Relationships	7 years	1,400,000	200,000
Total		$8,500,000	$783,000

The preliminary estimate of fair value of total identifiable intangible assets has been changed to $8,500,000 at June 30, 2011 from $8,585,000 at March 31, 2011 as reported in the Company’s Form 10-Q for the quarter ended March 31, 2011 and from $8,000,000 as reported in the Company’s filing on Form 8-K/A with the SEC on March 24, 2011.

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the fiscal years ended June 30, 2011 and 2010 assuming the acquisition of SBX was made on July 1, 2009:

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SeaBotix Inc. Acquisition  – (continued)

	Years Ended June 30,
	2011	2010
Sales	$43,020,000	$38,702,000
Net income	$5,460,000	$4,630,000
Basic earnings per share	$0.64	$0.54
Diluted earnings per share	$0.64	$0.54
Average number of common shares outstanding:
Basic	8,510,590	8,595,888
Diluted	8,535,362	8,613,917

The foregoing unaudited pro forma results are for information purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on July 1, 2009, nor are they necessarily indicative of future results. The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of SBX. The following pro forma adjustments were made:

1.	Reduction of Bolt interest income.
2.	Reduction of SBX interest expense.
3.	Elimination of acquisition costs for the fiscal year ended June 30, 2011, which totaled $218,000 for Bolt and $260,000 for SBX.
4.	Inclusion of amortization expense of $783,000 relating to identifiable intangible assets with definite lives acquired in the purchase of SBX.
5.	Inclusion of the tax impact of the foregoing Bolt and SBX pro forma adjustments at an effective tax rate of 32% and 40%, respectively.

Note 3 — Inventories

Inventories at June 30 consist of the following:

	2011	2010
Raw materials and sub-assemblies	$14,688,000	$11,788,000
Work-in-process	1,454,000	1,094,000
	16,142,000	12,882,000
Less – Reserve for inventory valuation	(768,000)	(492,000)
	$15,374,000	$12,390,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The reserve for inventory valuation at June 30, 2011 and June 30, 2010 was $768,000 and $492,000, respectively. At June 30, 2011 and 2010, approximately $978,000 and $778,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Inventories  – (continued)

provision equal to all or a portion of the cost. In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate was incorrect, no cash outlay would result since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2011, the inventory valuation reserve increased by a net amount of $276,000.

Note 4 — Property, Plant and Equipment

Property, plant and equipment at June 30 consist of the following:

	2011	2010
Land	$253,000	$253,000
Buildings	1,130,000	1,130,000
Leasehold improvements	1,147,000	742,000
Machinery and equipment	10,446,000	9,160,000
	12,976,000	11,285,000
Less – accumulated depreciation	(7,915,000)	(7,328,000)
	$5,061,000	$3,957,000

Note 5 — Goodwill

The Company’s goodwill carrying amounts relate solely to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A-G, RTS and SBX is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at June 30 is as follows:

	2011	2010
A-G	$7,679,000	$7,679,000
RTS	3,278,000	3,278,000
SBX	5,969,000	—
	$16,926,000	$10,957,000

Goodwill represents approximately 19% of the Company’s total assets at June 30, 2011 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Notes 1 and 2 to Consolidated Financial Statements for additional information concerning goodwill.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Other Intangible Assets

Other intangible assets at June 30 consist of the following:

	Useful Life	2011	2010
Trade names	Indefinite	$1,425,000	$225,000
License	5.5 years	570,000	570,000
Non compete agreements	6 years	647,000	647,000
Technology	6 – 15 years	6,170,000	270,000
Customer & distributor relationships	7 years	1,400,000	—
Other	n.a.	37,000	—
		10,249,000	1,712,000
Less accumulated amortization		(1,351,000)	(720,000)
		$8,898,000	$992,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The fair value of the SBX intangible assets is a preliminary estimate only. The major portion of these assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for fiscal years 2011 and 2010 amounted to $631,000 and $240,000, respectively. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2012	$1,023,000
2013	$971,000
2014	$812,000
2015	$812,000
2016	$812,000

Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning other intangible assets.

Note 7 — Accrued Expenses

Accrued expenses at June 30 consist of the following:

	2011	2010
SeaBotix Inc. acquisition*	$4,259,000	$—
Compensation and related taxes	986,000	924,000
Compensated absences	528,000	403,000
Commissions payable	173,000	175,000
Other	376,000	285,000
	$6,322,000	$1,787,000

*	Refer to Note 2 to Consolidated Financial Statements for SeaBotix Inc. acquisition information.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income Taxes

Income tax expense consists of the following for the three years ended June 30:

	2011	2010	2009
Current:
Federal	$2,582,000	$2,391,000	$5,082,000
State	14,000	30,000	41,000
Deferred:
Federal	(148,000)	(71,000)	(100,000)
Income tax expense	$2,448,000	$2,350,000	$5,023,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes is as follows:

	Years Ended June 30,
	2011	2010	2009
Statutory rate	34%	34%	34%
Exempt income from domestic manufacturer’s deduction	(3)	(2)	(2)
Effective rate	31%	32%	32%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset and liability accounts were as follows at June 30:

	2011	2010
Net deferred tax asset – current:
Inventory valuation reserve	$305,000	$192,000
Allowance for uncollectible accounts	115,000	156,000
Unicap	110,000	—
Other, net	49,000	—
Total	$579,000	$348,000
Net deferred tax (liability) asset – noncurrent (included in other assets in 2010):
Stock options and restricted stock	$283,000	$190,000
Amortization of intangible assets	328,000	147,000
Intangible assets acquired, net	(2,772,000)	—
Property, plant and equipment depreciation	(173,000)	11,000
Amortization of goodwill	(326,000)	(241,000)
Other, net	58,000	—
Total	$(2,602,000)	$107,000

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at June 30, 2011. There were no unallocated tax reserves at June 30, 2011. The Company’s federal income tax returns for fiscal years prior to 2008 are no longer subject to examination by the Internal Revenue Service.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stock Options and Restricted Stock

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

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the Plan was $1,760,000 as of the option grant dates. This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the four-year vesting period. Stock option compensation expense was $342,000, $325,000 and $241,000 for the years ended June 30, 2011, 2010 and 2009, respectively. Unrecognized compensation expense for stock options at June 30, 2011 amounted to $638,000 and the weighted average period for recognizing this expense is 2.6 years.

A summary of changes in stock options during the fiscal year ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2010	188,000	$16.15
Granted	7,500	$12.53
Exercised	—	$—
Cancelled	(1,000)	$22.17
Options outstanding at June 30, 2011	194,500	$15.98

The weighted average contractual life of options outstanding at June 30, 2011 was 2.0 years.

During the fiscal year ended June 30, 2011, stock option grants were awarded in November 2010 (7,500 shares). The weighted average fair value of options granted was $4.03 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Stock Option Grant Date November 2010
Expected dividend yield	0%
Expected stock price volatility	34%
Risk-free interest rate	1.4%
Expected life (years)	5

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stock Options and Restricted Stock  – (continued)

At June 30, 2011, there was no aggregate intrinsic value for outstanding options because the market price at June 30, 2011 was less than the weighted average exercise price of such options. The expiration dates for the outstanding options at June 30, 2011 are as follows:

Expiration Date of Option	Number of Shares
November 2011	37,500
April 2012	24,000
November 2012	7,500
January 2013	15,750
June 2013	22,250
November 2013	15,000
August 2014	50,000
November 2014	15,000
November 2015	7,500
Total	194,500

Options exercisable at June 30, 2011 totaled 119,376 shares, consisting of 59,055 non-qualified and 60,321 qualified stock options.

The fair value of options vested during fiscal year 2011 (37,375 shares), 2010 (30,750 shares) and 2009 (27,000 shares) was $437,000, $326,000 and $217,000, respectively. No options were exercised during fiscal years 2011, 2010 or 2009. The weighted average exercise price of exercisable options as of June 30, 2011 was $17.73. At June 30, 2011, there was no aggregate intrinsic value of exercisable options because the market price at June 30, 2011 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at June 30, 2011 was 1.4 years.

During fiscal year 2011, 33,000 shares of restricted stock were granted. These shares vest over a five year period and the cost to recipients is zero. The aggregate compensation cost for restricted stock granted in fiscal years 2011, 2010 and 2009 was $338,000, $628,000 and $404,000 as of the grant dates, respectively. This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period. Restricted stock compensation expense was $452,000, $316,000 and $200,000 for the years ended June 30, 2011, 2010 and 2009, respectively. Unrecognized compensation expense for restricted stock at June 30, 2011 amounted to $1,023,000.

A summary of changes in restricted stock awards during the fiscal year ended June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards outstanding at June 30, 2010	93,400	$14.59
Granted	33,000	$10.23
Vested	(30,400)	$13.50
Forfeited	(700)	$10.50
Unvested restricted stock awards outstanding at June 30, 2011	95,300	$13.46

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

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three fiscal years ended June 30, 2011, 2010 and 2009 were as follows:

	Common Stock		Treasury Stock		Retained Earnings
	Shares	Amount	Shares	Amount		Total
Balance June 30, 2008	8,618,093	$28,597,000	—	$—	$26,920,000	$55,517,000
Restricted stock grants	27,000	—	—	—	—	—
Stock based compensation expense	—	441,000	—	—	—	441,000
Tax benefit on disqualifying dispositions of stock options exercised	—	41,000	—	—	—	41,000
Tax liability from vested restricted stock	—	(32,000)	—	—	—	(32,000)
Net income	—	—	—	—	10,501,000	10,501,000
Balance June 30, 2009	8,645,093	29,047,000	—	—	37,421,000	66,468,000
Restricted stock grants	49,750	—	—	—	—	—
Stock based compensation expense	—	641,000	—	—	—	641,000
Purchase of Treasury Stock	—	—	9,492	(83,000)	—	(83,000)
Tax liability from vested restricted stock	—	(25,000)	—	—	—	(25,000)
Net income	—	—	—	—	4,954,000	4,954,000
Balance June 30, 2010	8,694,843	29,663,000	9,492	(83,000)	42,375,000	71,955,000
Restricted stock grants	33,000	—	—	—	—	—
Restricted stock forfeitures	(700)	—	—	—	—	—
Stock based compensation expense	—	794,000	—	—	—	794,000
Purchase of Treasury Stock	—	—	98,629	(877,000)	—	(877,000)
Tax liability from vested restricted stock	—	(34,000)	—	—	—	(34,000)
Net income	—	—	—	—	5,527,000	5,527,000
Balance June 30, 2011	8,727,143	$30,423,000	108,121	$(960,000)	$47,902,000	$77,365,000

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management’s discretion will determine the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at anytime or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18. In fiscal year 2011, the Company purchased 98,629 shares of its Common Stock at an average price of $8.90 per share. In fiscal year 2010, the Company purchased 9,492 shares of its Common Stock on the open market at an average price of $8.73 per share. All purchases were made with cash held by the Company and no debt was incurred. At June 30, 2011 there were 8,727,143 shares of Common Stock issued and the aggregate shares repurchased under the program since inception represented 1.2% of outstanding shares at that date.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stockholders’ Equity  – (continued)

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

Note 11 — Commitments and Contingencies

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and trade accounts receivable. The Company maintains substantial cash and cash equivalent balances with various financial institutions in amounts that exceed the limit of FDIC insurance. The Company believes that the risk of loss associated with cash and cash equivalents is remote. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment. In limited cases, the Company will grant customers extended payment terms of up to 12 months. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Historically, the Company has not incurred significant credit related losses.

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged or other types of derivative financial instruments. Fair value of accounts receivable, accounts payable, accrued expenses and income taxes payable reflected in the June 30, 2011 and 2010 balance sheets approximate carrying values at those dates.

Lease Commitments:

The following table presents the Company’s future minimum lease payments for its non-cancellable operating leases with terms in excess of one year as of June 30, 2011, adjusted for the extension of the SBX lease for its administration/engineering/sales building entered into between SBX and SeaPro, LLC effective August 1, 2011. The impact of this extension was to increase the Company’s future minimum lease payments from $1,441,000 through the fiscal year ending June 30, 2014 to $1,986,000 through the fiscal year ending June 30, 2017.

Fiscal Years Ended June 30,	Related Parties	Unrelated Parties	Total
2012	$275,000	$506,000	$781,000
2013	278,000	221,000	499,000
2014	233,000	—	233,000
2015	202,000	—	202,000
2016	203,000	—	203,000
2017	68,000	—	68,000
Total	$1,259,000	$727,000	$1,986,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies  – (continued)

Under such operating leases, total rent expense amounted to $610,000, $432,000 and $444,000 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. The portion of the total rent expense attributable to related parties was $195,000, $84,000 and $49,000 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

The Company’s leases for its Norwalk, Connecticut and Fredericksburg, Texas facilities expire in fiscal years 2013 and 2014, respectively. The Company’s leases for its San Diego, California administration/engineering/sales, manufacturing and warehouse facilities expire in fiscal years 2016, 2013 and 2013, respectively.

The Company’s facility in Fredericksburg, Texas is leased from the current President of RTS, together with another former owner of RTS. The Company’s administration/engineering/sales building in San Diego, California is leased from the current President of SBX, together with another former stockholder of SBX.

At acquisition and at June 30, 2011, SBX is a guarantor to a bank of a mortgage loan relating to SeaPro, LLC which leases the administration/engineering/sales building to SBX. The guaranteed mortgage loan is approximately $2,000,000 at June 30, 2011. The Company is currently in the process of eliminating this contingent liability.

Employment Severance Agreements:

The Company has a severance compensation plan in which three executive officers of the Company, other than the President and the Executive Vice President, participate. The plan becomes operative upon their termination if such termination occurs within 24 months after a change in ownership of the Company, as defined in the plan.

The Company also has employment agreements with the President and the Executive Vice President which provide for severance in the case of voluntary or involuntary termination in certain circumstances. These employment agreements have terms through June 30, 2014, subject to extension as set forth in the agreements.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $9,286,000 at June 30, 2011. No amounts were due as of that date because no events had occurred which would have triggered payments under the severance compensation plan or severance payments under the employment agreements.

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current or pending litigation.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Segment and Customer Information

The Company has four reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”

The following table provides selected financial information for each reportable segment for the fiscal years ended June 30, 2011, 2010 and 2009.

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Underwater Robotic Vehicles	Corporate Headquarters & Eliminations	Consolidated
Fiscal Year Ended June 30, 2011
Sales to external customers	$18,149,000	$15,391,000	$2,743,000	$2,575,000	$—	$38,858,000
Intersegment sales	—	137,000	422,000	—	(559,000)	—
Depreciation and amortization	202,000	258,000	287,000	453,000	19,000	1,219,000
Income before income taxes	4,335,000	5,899,000	1,006,000	(618,000)	(2,647,000)	7,975,000
Segment assets	22,212,000	15,395,000	6,072,000	19,018,000	24,742,000	87,439,000
Goodwill	—	7,679,000	3,278,000	5,969,000	—	16,926,000
Fixed asset additions	213,000	83,000	12,000	53,000	—	361,000
Fiscal Year Ended June 30, 2010
Sales to external customers	$14,801,000	$12,624,000	$4,060,000	$—	$—	$31,485,000
Intersegment sales	—	673,000	35,000	—	(708,000)	—
Depreciation and amortization	156,000	246,000	286,000	—	19,000	707,000
Income before income taxes	3,384,000	4,884,000	1,459,000	—	(2,423,000)	7,304,000
Segment assets	19,500,000*	13,928,000	6,218,000	—	35,175,000*	74,821,000
Goodwill	—	7,679,000	3,278,000	—	—	10,957,000
Fixed asset additions	166,000	62,000	5,000	—	—	233,000
Fiscal Year Ended June 30, 2009
Sales to external customers	$23,445,000	$20,629,000	$4,802,000	$—	$—	$48,876,000
Intersegment sales	—	1,038,000	70,000	—	(1,108,000)	—
Depreciation and amortization	169,000	306,000	272,000	—	19,000	766,000
Income before income taxes	6,276,000	9,176,000	2,423,000	—	(2,351,000)	15,524,000
Segment assets	19,436,000*	15,950,000	7,459,000	—	27,679,000*	70,524,000
Goodwill	—	7,679,000	3,278,000	—	—	10,957,000
Fixed asset additions	79,000	141,000	166,000	—	—	386,000

*	Reclassified to conform with fiscal year 2011 presentation.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Segment and Customer Information  – (continued)

The Company has no assets outside of the United States. The Company does not allocate interest income and income taxes to segments.

The following table reports sales by country for the fiscal years ended June 30, 2011, 2010 and 2009. Sales are attributed to each country based on the location of the customer. Total sales to all foreign countries for the fiscal years ended June 30, 2011, 2010 and 2009 were $30,666,000, $24,704,000 and $41,494,000 respectively.

	2011	2010	2009
United Arab Emirates	$9,419,000	$4,647,000	$8,549,000
United States	8,192,000	6,781,000	7,382,000
France	6,532,000	2,434,000	3,620,000
Norway	5,953,000	7,080,000	13,553,000
Singapore	2,293,000	2,903,000	2,824,000
Peoples Republic of China	1,651,000	4,492,000	7,050,000
United Kingdom	1,165,000	690,000	1,609,000
Russia	737,000	713,000	784,000
Japan	680,000	851,000	601,000
Netherlands	576,000	365,000	401,000
Australia	409,000	45,000	112,000
Canada	243,000	304,000	624,000
India	155,000	4,000	930,000
Other	853,000	176,000	837,000
	$38,858,000	$31,485,000	$48,876,000

A relatively small number of marine seismic data acquisition segment customers has accounted for the Company’s sales. Customers accounting for 10% or more of consolidated sales in fiscal years 2011, 2010 or 2009 are as follows:

	2011	2010	2009
Customer A	23%	23%	19%
Customer B	18%	9%	1%
Customer C	6%	7%	16%
Customer D	1%	11%	8%

Note 13 — Benefit Plans

The Company maintains defined contribution retirement plans (the “Retirement Plans”) covering substantially all employees who satisfy the age and service requirements of the Retirement Plans. The Company’s contributions to the Retirement Plans are discretionary and for the years ended June 30, 2011, 2010 and 2009 amounted to $180,000, $167,000, and $184,000, respectively.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the fiscal years ended June 30, 2011 and 2010.

	Quarter Ended
2011	Sept. 30	Dec. 31	March 31	June 30
Sales	$8,534,000	$10,124,000	$9,381,000	$10,819,000
Gross profit	$4,488,000	$4,642,000	$4,335,000	$5,255,000
Net income	$1,433,000	$1,681,000	$1,027,000	$1,386,000
Basic earnings per share	$0.17	$0.20	$0.12	$0.16
Diluted earnings per share	$0.17	$0.20	$0.12	$0.16

	Quarter Ended
2010	Sept. 30	Dec. 31	March 31	June 30
Sales	$7,033,000	$8,675,000	$5,897,000	$9,880,000
Gross profit	$3,567,000	$4,404,000	$2,786,000	$4,786,000
Net income	$1,178,000	$1,461,000	$681,000	$1,634,000
Basic earnings per share	$0.14	$0.17	$0.08	$0.19
Diluted earnings per share	$0.14	$0.17	$0.08	$0.19

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
For the Three Years Ended June 30, 2011

	Balance at Beginning of Year	Additions		Deductions		Balance at End of Year
Description		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for uncollectible accounts:
2009	$81,000	$294,000	$—	$(110,000	)(a)	$265,000
2010	265,000	144,000	—	(9,000	)(a)	400,000
2011	400,000	101,000	—	(268,000	)(a)	233,000
Reserve for inventory valuation:
2009	$406,000	$245,000	$—	$—		$651,000
2010	651,000	217,000	—	(376,000	)(b)	492,000
2011	492,000	341,000	—	(65,000	)(b)	768,000

(a)	Accounts written-off.
(b)	Scrapped inventory.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075).
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075).
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075).†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†

Exhibit No.	Description
10.8	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.9	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2008, SEC File No. 001-12075).
10.11	Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	Filed herewith
†	Management contract or compensatory plan