Form 10-Q
period 2011-09-30
BOLT TECHNOLOGY CORP
filed 2011-11-09
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

At November 2, 2011, there were 8,606,868 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) -
	Three months ended September 30, 2011 and 2010	3

	Consolidated Balance Sheets -
	September 30, 2011 (Unaudited) and June 30, 2011	4

	Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended September 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements (Unaudited)	6-21

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	22-29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II - Other Information:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30

Signatures		31

Exhibit Index		32

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
	2011	2010

Sales	$9,572,000	$8,534,000

Costs and Expenses:
Cost of sales	4,912,000	4,046,000
Research and development	563,000	94,000
Selling, general and administrative	3,179,000	2,322,000
Interest income	(46,000)	(86,000)

	8,608,000	6,376,000

Income before income taxes	964,000	2,158,000
Provision for income taxes	244,000	725,000
Net income	$720,000	$1,433,000

Earnings per share:
Basic	$0.08	$0.17
Diluted	$0.08	$0.17

Average number of common shares outstanding:
Basic	8,521,633	8,506,253
Diluted	8,557,444	8,514,252

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	June 30,
	(unaudited)	2011

ASSETS

Current Assets:
Cash and cash equivalents	$31,332,000	$31,683,000
Accounts receivable, less allowance for uncollectible accounts of $269,000 at September 30, 2011 and $233,000 at June 30, 2011	6,600,000	7,924,000
Inventories	16,523,000	15,374,000
Deferred income taxes	638,000	579,000
Other current assets	846,000	741,000
Total current assets	55,939,000	56,301,000
Property, Plant and Equipment, net	5,169,000	5,061,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	8,643,000	8,898,000
Other Non-Current Assets	227,000	253,000
Total assets	$87,205,000	$87,740,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,678,000	$901,000
Accrued expenses	4,688,000	6,623,000
Income taxes payable	285,000	249,000
Total current liabilities	6,651,000	7,773,000
Deferred Income Taxes	2,570,000	2,602,000
Total liabilities	9,221,000	10,375,000

Stockholders’ Equity:
Common stock	30,619,000	30,423,000
Retained earnings	48,622,000	47,902,000
Treasury stock, at cost	(1,257,000)	(960,000)
Total stockholders’ equity	77,984,000	77,365,000
Total liabilities and stockholders’ equity	$87,205,000	$87,740,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$720,000	$1,433,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	373,000	184,000
Deferred income taxes	(91,000)	(15,000)
Stock-based compensation expense	200,000	195,000
Change in operating assets and liabilities:
Accounts receivable	1,324,000	(710,000)
Inventories	(1,331,000)	(214,000)
Other assets	77,000	(92,000)
Accounts payable	777,000	99,000
Accrued expenses	(375,000)	(354,000)
Income taxes payable	36,000	263,000
Net cash provided by operating activities	1,710,000	789,000

Cash Flows From Investing Activities:
Purchase of SeaBotix Inc.	(1,560,000)	-
Capital expenditures and other non-current assets	(200,000)	(258,000)
Net cash used by investing activities	(1,760,000)	(258,000)

Cash Flows From Financing Activities:
Purchases of treasury stock	(297,000)	(877,000)
Tax liability from vested restricted stock	(4,000)	(25,000)
Net cash used by financing activities	(301,000)	(902,000)

Net decrease in cash and cash equivalents	(351,000)	(371,000)
Cash and cash equivalents at beginning of period	31,683,000	39,468,000
Cash and cash equivalents at end of period	$31,332,000	$39,097,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$102,000	$502,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2011, the Consolidated Statements of Income for the three month periods ended September 30, 2011 and 2010 and the Consolidated Statements of Cash Flows for the three month periods ended September 30, 2011 and 2010 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal, recurring items.  Interim results are not necessarily indicative of results for a full year.  These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Note 2 – Description of Business and Significant Accounting Policies

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles, and consists of four operating units (each a separate reportable segment): Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). SBX was acquired by Bolt effective January 1, 2011. The Bolt seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The A-G underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems (“SSMS”). The RTS seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment. The SBX underwater robotic vehicles segment develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. Refer to Note 13 to Consolidated Financial Statements (Unaudited) for additional information concerning reportable segments.

Principles of Consolidation

The Consolidated Financial Statements (Unaudited) include the accounts of Bolt Technology Corporation and its subsidiary companies. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Refer to Note 12 to Consolidated Financial Statements (Unaudited) for additional information regarding concentration of cash and cash equivalent balances.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for uncollectible accounts when the Company believes that collection of the principal is unlikely. The allowance is an amount that the Company believes will be adequate to absorb estimated losses on existing accounts receivable balances based on the evaluation of their collectability and prior bad debt experience. This evaluation also takes into consideration factors such as changes in the nature and volume of the accounts receivable, overall quality of accounts receivable, review of specific problem accounts receivable, and current economic and industry conditions that may affect customers’ ability to pay. While the Company uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic and industry conditions or any other factors considered in the Company’s evaluation.

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

Goodwill and Other Long-Lived Assets

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations. The Company tests goodwill for impairment annually or more frequently if impairment indicators arise. Step one of the goodwill impairment test is to compare the ‘‘fair value’’ of the reporting unit with its ‘‘carrying amount.’’ The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired. If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose.

The estimated fair value of the A-G reporting unit was determined solely by utilizing the capitalized cash flow method. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow method and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. Goodwill related to the A-G and RTS acquisitions was tested for impairment at June 30, 2011, and the tests indicated no impairment of the goodwill balances. The annual SBX goodwill impairment testing will initially be performed during the second quarter of fiscal year 2012. The Company reviewed goodwill at September 30, 2011 and such review did not result in any indicators of impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of September 30, 2011 and June 30, 2011 did not result in any indicators of impairment, and therefore no impairment tests were performed.

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

The Company follows the accounting standard for accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s policy is to record any interest and penalties relating to an uncertain tax position as a component of income tax expense.

Refer to Note 9 to Consolidated Financial Statements (Unaudited) for additional information concerning the provision for income taxes and deferred tax accounts.

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

Computation of Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution.  The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010

Net income available to common stockholders	$720,000	$1,433,000

Divided by:
Weighted average common shares	8,521,633	8,506,253
Weighted average common share equivalents	35,811	7,999
Total weighted average common shares and common share equivalents	8,557,444	8,514,252

Basic earnings per share	$0.08	$0.17
Diluted earnings per share	$0.08	$0.17

For the three month periods ended September 30, 2011 and 2010, the calculations do not include options to acquire 127,000 shares and 173,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Recent Accounting Developments

Testing Goodwill for Impairment

 In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU, which amends the guidance to Topic 350, Intangibles—Goodwill and Other, is to simplify how entities test for goodwill impairment and to reduce costs. This ASU allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments in this ASU permit an entity to first assess qualitative factors to determine if events or circumstances exist leading to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, an entity must perform a more detailed, two-step goodwill impairment test to identify potential impairment and measure any goodwill impairment loss to be recognized. If the qualitative assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than the carrying value, then performing the two-step impairment test is unnecessary. This ASU also improves previous guidance by providing examples of events and circumstances that an entity should consider between annual impairment tests to determine if there is impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of this ASU will not have an impact on the Company’s financial statements because it is intended to simplify the process for conducting the goodwill impairment assessment.

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

At closing, $9,500,000 was paid and a $500,000 purchase price holdback was recorded by Bolt. Earnout payments not anticipated to exceed $20,000,000 will be due if SBX achieves certain revenue levels during the four-year period ending December 31, 2014. The Company has paid or accrued $5,000,000 of these earnout purchase price payments. The additional earnout payments in the aggregate of up to approximately $15,000,000 are payable if SBX generates revenues of approximately $141,000,000 over the four-year period ended December 31, 2014 and maintains a gross profit percentage of at least 50% per year. The Company has determined that no further earnout liability needs to be recorded in connection with the acquisition or at September 30, 2011, based on management’s assessment of the likelihood that the earnout targets will be achieved requiring payment of such amounts. At the acquisition date, SBX had $539,000 of debt, which the Company repaid prior to June 30, 2011.

SBX’s results of operations were consolidated with Bolt effective January 1, 2011 and this subsidiary constitutes a separate reportable segment. Refer to Note 13 to Consolidated Financial Statements (Unaudited) for SBX segment information.

The total purchase price paid or accrued through September 30, 2011 consists of the following:

Cash paid at closing on January 6, 2011	$9,500,000
Cash paid on March 2, 2011 for attainment of a certain revenue target	2,000,000
Cash paid on September 15, 2011 for holdback and pro forma working capital adjustment	1,560,000
Amount accrued for attainment of a certain revenue target	3,000,000
Total purchase price	$16,060,000

The preliminary purchase price allocation is as follows:

Net current assets, including cash acquired of $316,000 and accounts receivable of $1,342,000	$4,963,000
Non-current assets (mainly property and equipment)	796,000
Intangible assets	8,500,000
Goodwill	6,270,000 *
Accounts payable and accrued expenses	(1,010,000)
Debt assumed	(539,000)
Deferred tax liability (non-current)	(2,920,000)
Total purchase price allocation	$16,060,000

* None of the goodwill is expected to be deductible for income tax purposes.

The fair values of SBX’s assets and liabilities as of acquisition date were determined based on preliminary estimates and assumptions which management believes are reasonable. In accordance with ASC 805, “Business Combinations,” the fair values of SBX assets and liabilities may be changed during the measurement period of up to one year from the acquisition date based on subsequent information, which changes will affect the amount of purchase price allocated to goodwill. During the three month period ended September 30, 2011, the preliminary estimate of goodwill relating to the SBX acquisition was increased by $301,000 from the amounts previously reported in the Company’s filing on Form 10-K for the fiscal year ended June 30, 2011.  This change was due to an increase in the actual pro forma working capital adjustment over the preliminary amount included in accrued expenses at June 30, 2011.  In accordance with ASC 805, “Business Combinations,” the balances for goodwill and accrued expenses in the Consolidated Balance Sheet for June 30, 2011 have been retrospectively adjusted to include the effect of this measurement period adjustment, which was based on information obtained subsequent to the acquisition date and June 30, 2011.  The final determination of the fair value of certain assets and liabilities will be completed when information is available but no later than December 31, 2011. Management cautions that the use of different estimates and judgments in determining fair values may result in materially different results. The annual SBX goodwill impairment testing will initially be performed during the second quarter of fiscal year 2012.

The estimate of fair value of SBX’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, the assessment of the intangible asset’s life cycle, as well as other factors.  The following table summarizes key information underlying SBX’s identifiable intangible assets related to the acquisition:

Category	Life	Amount	Annual Amortization

Tradename	Indefinite	$1,200,000	$-
Acquired technology	6-15 years	5,900,000	583,000
Customer and distributor relationships	7 years	1,400,000	200,000
Total		$8,500,000	$783,000

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the three month period ended September 30, 2010 assuming the acquisition of SBX was made on July 1, 2010:

Three Months Ended
September 30, 2010

Sales	$9,887,000
Net income	$1,219,000
Basic earnings per share	$0.14
Diluted earnings per share	$0.14
Average number of common shares outstanding:
Basic	8,506,253
Diluted	8,514,252

The foregoing unaudited pro forma results are for information purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on July 1, 2010, nor are they necessarily indicative of future results. The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of SBX. The following pro forma adjustments were made:

1.	Reduction of Bolt interest income.
2.	Reduction of SBX interest expense.

3.	Inclusion of amortization expense of $196,000 ($783,000 per year) relating to identifiable intangible assets with definite lives acquired in the purchase of SBX.
4.	Inclusion of the tax impact of the foregoing Bolt and SBX pro forma adjustments at an effective tax rate of 32% and 40%, respectively.

Refer to Notes 6, 7 and 13 to Consolidated Financial Statements (Unaudited) for additional information concerning SBX.

Note 4 – Inventories

Inventories consist of the following:

	September 30, 2011	June 30, 2011

Raw materials and sub-assemblies	$15,434,000	$14,688,000
Work-in-process	1,907,000	1,454,000
	17,341,000	16,142,000
Less – Reserve for inventory valuation	(818,000)	(768,000)
	$16,523,000	$15,374,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at September 30, 2011 and June 30, 2011 was $818,000 and $768,000, respectively.  At September 30, 2011 and June 30, 2011, approximately $1,078,000 and $978,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate was incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the three month period ended September 30, 2011, the inventory valuation reserve was increased by $50,000 and no items were scapped or disposed.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2011	June 30, 2011

Land	$253,000	$253,000
Buildings	1,130,000	1,130,000
Leasehold improvements	1,150,000	1,147,000
Machinery and equipment	10,669,000	10,446,000
	13,202,000	12,976,000
Less - accumulated depreciation	(8,033,000)	(7,915,000)
	$5,169,000	$5,061,000

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, ‘‘Intangibles — Goodwill and Other.’’ Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at September 30, 2011 and June 30, 2011 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 20% of the Company’s total assets at September 30, 2011 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets consist of the following:

Category	Life	September 30, 2011	June 30, 2011

Trade name	Indefinite	$1,425,000	$1,425,000
License	5.5 years	570,000	570,000
Non-Compete agreements	6 years	647,000	647,000
Technology	6 – 15 years	6,170,000	6,170,000
Customer & distributor relationships	7 years	1,400,000	1,400,000
Other	n.a.	37,000	37,000
		10,249,000	10,249,000
Less accumulated amortization		(1,606,000)	(1,351,000)
Total other intangible assets		$8,643,000	$8,898,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The major portion of intangible assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for the three month periods ended September 30, 2011 and 2010 amounted to $255,000 and $60,000, respectively. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2012	$1,023,000
2013	$971,000
2014	$812,000
2015	$812,000
2016	$812,000

Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning other intangible assets.

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	June 30, 2011

SeaBotix Inc. acquisition	$3,000,000	$4,560,000
Other	1,688,000	2,063,000
	$4,688,000	$6,623,000

See Note 3 to the Consolidated Financial Statements (Unaudited) for SeaBotix Inc. acquisition information.

Note 9 – Income Taxes

Income tax expense consists of the following for the three month periods ended September 30:

	2011	2010
Current:
Federal	$331,000	$735,000
State	4,000	5,000

Deferred:
Federal	(59,000)	(15,000)
State	(32,000)	—
Income tax expense	$244,000	$725,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes for the three month periods ended September 30 is as follows:

	2011	2010

Federal statutory rate	34%	34%
Exempt income from domestic manufacturer’s deduction	(4)	(3)
Research and development tax credit	(5)	—
Miscellaneous adjustment	—	2
Other, net	—	1
Effective tax rate	25%	34%

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at September 30, 2011.  There were no unallocated tax reserves at September 30, 2011.  The Company’s policy is to record any interest and penalties as a component of income tax expense.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2008 are no longer subject to examination by the Internal Revenue Service.

Note 10 – Stock Options and Restricted Stock

The Company recognizes compensation costs for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

The Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan (the “Plan”) provides that 750,000 shares of Common Stock may be used for awards under the Plan, of which up to 225,000 shares of Common Stock may be used for restricted stock awards. If approved by the stockholders of the Company at its Annual Meeting on November 22, 2011, this amount will be increased by 100,000 shares to 325,000 shares of Common Stock which may be used for restricted stock awards.

  Options granted to employees can become vested over, and can be exercisable for, a period of up to ten years.  The Plan also provides that each non-employee director is granted options to purchase 7,500 shares of Common Stock on the date of his or her election to the Board of Directors.  Each such option granted to a non-employee director has an option term of five years from the date of grant and becomes exercisable with respect to 25% of the shares covered under the option in each of the second through fifth years of its term.  Under the terms of the Plan, no options or restricted stock may be granted or awarded subsequent to June 30, 2016.

Stock Options

Stock option compensation expense, which is a non-cash item, was $87,000 and $86,000 for the three month periods ended September 30, 2011 and 2010, respectively.  Unrecognized compensation expense for stock options at September 30, 2011 amounted to $551,000 and the weighted average period for recognizing this expense is 2.4 years.

A summary of changes in stock options during the three month period ended September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at June 30, 2011	194,500	$15.98
Granted	-	-
Exercised	-	-
Options outstanding at September 30, 2011	194,500	$15.98

At September 30, 2011, there was no aggregate intrinsic value for outstanding options because the market price of the Company’s Common Stock at September 30, 2011 was less than the weighted average exercise price of such options.

The weighted average remaining contractual life of options outstanding at September 30, 2011 was 1.8 years.

    The expiration dates for the outstanding options at September 30, 2011 are as follows:

Expiration Date of Option	Number of Shares
November 2011	37,500
April 2012	24,000
November 2012	7,500
January 2013	15,750
June 2013	22,250
November 2013	15,000
August 2014	50,000
November 2014	15,000
November 2015	7,500
Total	194,500

Options exercisable at September 30, 2011, totaled 131,876 shares, consisting of 62,126 non-qualified and 69,750 qualified options.

During the three month periods ended September 30, 2011 and 2010, the fair value of options that vested was $135,000 (12,500 shares) and $113,000 (12,500 shares), respectively. No options were exercised during the three month periods ended September 30, 2011 and 2010. The weighted average exercise price of exercisable options as of September 30, 2011 was $17.28. At September 30, 2011, there was no aggregate intrinsic value of exercisable options because the market price of the Company’s Common Stock at September 30, 2011 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at September 30, 2011 was 1.3 years.

Restricted Stock

During the three month periods ended September 30, 2011 and 2010, 38,500 and 24,500 shares, respectively, of restricted stock were granted. These shares vest over a five year period and the cost to recipients is zero.  The aggregate compensation cost for restricted stock granted during the three month periods ended September 30, 2011 and 2010 was $412,000 and $234,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period.  Restricted stock compensation expense was $113,000 and $109,000 for the three month periods ended September 30, 2011 and 2010, respectively.  Unrecognized compensation expense for restricted stock at September 30, 2011 amounted to $1,322,000.

A summary of changes in restricted stock awards during the three month period ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock awards outstanding at June 30, 2011	95,300	$13.46
Granted	38,500	10.71
Vested	(15,500)	13.64
Unvested restricted stock awards outstanding at September 30, 2011	118,300	$12.54

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

Note 11 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the three month period ended September 30, 2011 were as follows:

	Common Stock		Treasury Stock		Retained
	Shares	Amount	Shares	Amount	Earnings	Total
Balance June 30, 2011	8,727,143	$30,423,000	108,121	$(960,000)	$47,902,000	$77,365,000
Restricted stock grants	38,500	—	—	—	—	—
Stock based compensation expense	—	200,000	—	—	—	200,000
Purchases of treasury stock	—	—	28,071	(297,000)	—	(297,000)
Tax liability from vested restricted stock	—	(4,000)	—	—	—	(4,000)
Net income	—	—	—	—	720,000	720,000
Balance September 30, 2011	8,765,643	$30,619,000	136,192	$(1,257,000)	$48,622,000	$77,984,000

At September 30, 2011 and June 30, 2011, 20,000,000 shares of Common Stock, no par value, were authorized.

Note 12 – Concentrations and Contingencies

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

At acquisition and at June 30, 2011, SBX was a guarantor to a bank of a mortgage loan relating to SeaPro, LLC which leases the administration/engineering/sales building to SBX. The guaranteed mortgage loan was approximately $2,000,000 at June 30, 2011. This contingent liability was removed, and at September 30, 2011, SBX is no longer a guarantor on this mortgage loan.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business.  The Company is not aware of any material current or pending litigation.

Note 13 – Segment Information

The Company has four reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”

The following table provides selected financial information for each reportable segment for the three month periods ended September 30, 2011 and 2010:

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Underwater Robotic Vehicles	Corporate Headquarters & Eliminations	Consolidated

Three Months Ended September 30, 2011
Sales to external customers	$4,829,000	$3,368,000	$267,000	$1,108,000	$—	$9,572,000
Intersegment sales	—	39,000	109,000	—	(148,000)	—
Depreciation and amortization	5,000	65,000	72,000	226,000	5,000	373,000
Income (loss) before income taxes	1,190,000	1,139,000	(13,000)	(488,000)	(864,000)	964,000
Fixed asset additions	178,000	32,000	—	16,000	—	226,000

Three Months Ended September 30, 2010
Sales to external customers	$4,049,000	$3,789,000	$696,000	$—	$—	$8,534,000
Intersegment sales	—	24,000	78,000	—	(102,000)	—
Depreciation and amortization	43,000	65,000	71,000	—	5,000	184,000
Income (loss) before income taxes	1,012,000	1,526,000	369,000	—	(749,000)	2,158,000
Fixed asset additions	205,000	23,000	—	—	—	228,000

Balance Sheet Data at September 30, 2011
Segment assets	$21,987,000	$15,438,000	$5,899,000	$19,934,000	$23,947,000	$87,205,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

Balance Sheet Data at June 30, 2011
Segment assets	$22,212,000	$15,395,000	$6,072,000	$19,319,000	$24,742,000	$87,740,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

The Company does not allocate income taxes to the segments.

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

Overview

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles. The Company’s four operating units, each of which is considered to be a separate reportable segment, consist of: seismic energy sources, underwater cables and connectors, seismic energy source controllers and underwater robotic vehicles. Sales of the Company’s products in the three segments dedicated to marine seismic data acquisition equipment (seismic energy sources, underwater cables and connectors and seismic energy source controllers) are generally related to the level of worldwide oil and gas exploration and development activity, which is based on current and projected crude oil and natural gas prices. Sales of the Company’s products in its fourth segment, underwater robotic vehicles, are generally related to the demand from governmental and quasi-governmental units. Refer to Note 13 to Consolidated Financial Statements (Unaudited) for further information on reportable segments.

Effective January 1, 2011, the Company acquired SeaBotix Inc. (“SBX”), a developer, manufacturer and seller of underwater remotely operated robotic vehicles. SBX has significant sales to the defense industry, federal, state and local governmental units, fire and rescue organizations and educational institutions. Budgetary constraints experienced by these customer groups negatively impacted SBX’s performance during fiscal year 2011 and the quarter ended September 30, 2011. During the three months ended September 30, 2011, SBX received record sales orders of almost $5,000,000. The Company is hopeful that these orders, along with increased customer inquiries and sales leads, may indicate an easing of budgetary constraints from SBX’s customer groups. Refer to Notes 3 and 13 to Consolidated Financial Statements (Unaudited) for additional information concerning SBX.

Sales for the three month period ended September 30, 2011 increased to $9,572,000 or 12% over the same period in the prior year. The increase in sales is due to the inclusion of SBX sales of $1,108,000 for the three month period ended September 30, 2011. Excluding SBX sales from the three month period ended September 30, 2011, sales decreased 1% from the three month period ended September 30, 2010.  For the three month period ended September 30, 2011, sales for the three marine seismic data acquisition segments amounted to $8,464,000 compared to $8,534,000 for the three month period ended September 30, 2010.

During the three month period ended September 30, 2011, Bolt received orders to equip two new seismic vessels with air guns, which orders the Company expects to ship during the balance of fiscal year 2012, and A-G received its first order for its new SSMS Distributive Air Management System. The Company’s new digital seismic source air controller is undergoing final field tests and the Company expects initial sales of the system to begin later in fiscal year 2012.

The Company announced on September 7, 2011 that it had commenced joint development efforts with WesternGeco, a product line of Schlumberger, to develop an environmentally sensitive energy source for marine seismic exploration surveys. The air gun is a bandwidth-controlled source of acoustic waves designed to reduce the potential impact of seismic signals on marine life. This is a multi-phase development project which, if successfully developed and commercialized, could be a significant new development in the marine seismic exploration industry. The Company anticipates expenditures of up to $1,700,000 during the next twelve months for the project. Expenditures made in support of this project will be recorded as research and development expense in the Consolidated Statement of Income.  During the three month period ended September 30, 2011, the Company recorded $140,000 as research and development expense in connection with the joint development efforts.

The Company’s balance sheet remained strong during the three month period ended September 30, 2011. Working capital increased slightly to $49,288,000 at September 30, 2011 from $48,528,000 at June 30, 2011. In addition, the Company remained debt free at September 30, 2011. The Company’s cash position decreased slightly to $31,332,000 at September 30, 2011 from $31,683,000 at June 30, 2011, primarily due to an additional payment of $1,560,000 to the former stockholders of SBX for a purchase price holdback and a pro forma working capital adjustment.

Liquidity and Capital Resources

As of September 30, 2011, the Company believes that current cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs.

The Company’s directors will consider declaring a cash dividend to its stockholders at the November 22, 2011 Board of Directors’ meeting. The amount and timing of any such dividend has not been determined.

At September 30, 2011, the Company had $31,332,000 in cash and cash equivalents, as compared to September 30, 2010, when it had $39,097,000 in cash and cash equivalents.

For the three month period ended September 30, 2011, cash flow from operating activities after changes in working capital items was $1,710,000, primarily due to net income adjusted for non-cash items, lower accounts receivable and higher accounts payable, partially offset by higher inventories. This compared to $789,000 of cash flow from operating activities after changes in working capital items for the prior year period, primarily due to net income adjusted for non-cash items partially offset by higher accounts receivable, inventories and other assets.

For the three month period ended September 30, 2011, cash used in investing activities was $1,760,000, due to payments made to the former SBX stockholders for a purchase price holdback ($500,000) and a pro forma working capital adjustment ($1,060,000), as well as capital expenditures for new and replacement equipment ($226,000), partially offset by a decrease in other non-current assets ($26,000). For the prior year period, cash flow used in investing activities was $258,000, due primarily to capital expenditures for new and replacement equipment ($228,000) and higher intangible assets ($30,000).

For the three month period ended September 30, 2011, cash used in financing activities was $301,000, due to repurchases of the Company’s Common Stock ($297,000) and tax liability from vested restricted stock ($4,000). For the prior year period, cash used in financing activities was $902,000, due to repurchases of the Company’s Common Stock ($877,000) and tax liability from vested restricted stock ($25,000).

As of September 30, 2011, the Company has repurchased a total of 136,192 of its shares under its stock repurchase program at an aggregate cost of $1,257,000. The stock repurchase program authorizes repurchase of up to $10,000,000 of shares of the Company’s Common Stock through open market and privately negotiated transactions.

The Company anticipates that capital expenditures for the remainder of fiscal year 2012 will not exceed $800,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At September 30, 2011 and June 30, 2011, the five customers with the highest accounts receivable balances represented 56% and 66% of the consolidated accounts receivable balances on those dates, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

During the three month period ended September 30, 2011, SBX entered into a lease extension for the administration/engineering/sales building. The impact of this extension was to increase the Company’s future minimum lease payments from $1,441,000 through the fiscal year ending June 30, 2014 to $1,986,000 through the fiscal year ending June 30, 2017. The Company had no long-term borrowings, capital leases, purchase obligations or other long term liabilities at September 30, 2011.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Consolidated sales for the three month period ended September 30, 2011 totaled $9,572,000, an increase of $1,038,000 or 12% from the three month period ended September 30, 2010. The change in net sales from the prior year period by reportable segment was as follows: seismic energy sources increased by $780,000 (19%), underwater cables and connectors decreased by $421,000 (11%), and seismic energy source controllers decreased by $429,000 (62%).  The underwater robotic vehicles segment had sales of $1,108,000. The underwater robotic vehicles segment consists of SBX, which was acquired effective January 1, 2011.

The improvement in sales of seismic energy sources reflects higher air gun sales. The decrease in sales of underwater cables and connectors reflects the decreased rigging of seismic vessels and lower marine seismic exploration activity in the Gulf of Mexico since the Deepwater Horizon incident. The level of marine seismic exploration activity in the Gulf of Mexico is expected to increase following the lifting of moratoriums on exploration and drilling. The decrease in sales of the seismic energy source controllers reflects a decrease in the number of analog systems being used for new seismic vessels.

Consolidated gross profit as a percentage of consolidated sales was 49% for the three month period ended September 30, 2011 versus 53% for the three month period ended September 30, 2010.  The decrease in the gross profit percentage was caused primarily by lower manufacturing efficiencies in the underwater cables and connectors segment caused by the 11% decrease in sales.

Research and development (“R&D”) costs for the three month period ended September 30, 2011 increased to $563,000 from $94,000 for the three month period ended September 30, 2010. The increase is primarily due to R&D of SBX, which amounted to $321,000, and costs of $140,000 associated with a joint development project with WesternGeco to develop an environmentally friendly seismic energy source.

Selling, general and administrative (“SG&A”) expenses increased by $857,000 or 37% in the three month period ended September 30, 2011 from the three month period ended September 30, 2010. SG&A for the three months ended September 30, 2011 includes SBX ($749,000). Excluding SBX, SG&A increased by $108,000 or 5%, primarily due to higher advertising and trade show expenses ($132,000).

Interest income decreased by $40,000 or 47% in the three month period ended September 30, 2011 from the three month period ended September 30, 2010, due to lower interest rates as well as lower average cash and cash equivalent balances reflecting cash used for the purchase of SBX.

The provision for income taxes for the three month period ended September 30, 2011 was $244,000, an effective tax rate of 25%.   This rate was lower than the federal statutory rate of 34%, due to tax benefits associated with the domestic manufacturer’s deduction and the research and development tax credit. The provision for income taxes for the three month period ended September 30, 2010 was $725,000, an effective tax rate of 34%.  This rate was the same as the federal statutory rate of 34% due to a miscellaneous adjustment and state income taxes, offset by the domestic manufacturer’s deduction.

The above mentioned factors resulted in a decrease in net income for the three month period ended September 30, 2011 to $720,000, compared to net income of $1,433,000 for the three month period ended September 30, 2010.

Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying the accounting policies most critical to its financial statements have a significant impact on the results the Company reports in its financial statements.  The Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at September 30, 2011 and June 30, 2011 was $818,000 and $768,000, respectively.  At September 30, 2011 and June 30, 2011, approximately $1,078,000 and $978,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the three month period ended September 30, 2011, the inventory valuation reserve was increased by $50,000 and no items were scrapped or disposed.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded.  If that assessment changes, a charge or a benefit would be recorded in the Consolidated Statement of Income.  The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2011 and June 30, 2011 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Goodwill Impairment Testing

As required by ASC 350, “Intangibles – Goodwill and Other,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise.  A-G and RTS goodwill was tested for impairment at June 30, 2011, and the tests indicated no impairment of the goodwill balances.  The annual SBX goodwill impairment testing will initially be performed during the second quarter of fiscal year 2012. The Company reviewed goodwill at September 30, 2011, and such review did not result in indicators of impairment.

Goodwill represents approximately 20% of the Company’s total assets at September 30, 2011.  The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.  See Notes 3 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Recent Accounting Developments

Testing Goodwill for Impairment

 In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU, which amends the guidance to Topic 350, Intangibles—Goodwill and Other, is to simplify how entities test for goodwill impairment and to reduce costs. This ASU allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments in this ASU permit an entity to first assess qualitative factors to determine if events or circumstances exist leading to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, an entity must perform a more detailed, two-step goodwill impairment test to identify potential impairment and measure any goodwill impairment loss to be recognized. If the qualitative assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than the carrying value, then performing the two-step impairment test is unnecessary. This ASU also improves previous guidance by providing examples of events and circumstances that an entity should consider between annual impairment tests to determine if there is impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of this ASU will not have an impact on the Company’s financial statements because it is intended to simplify the process for conducting the goodwill impairment assessment.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s stock repurchase activity for the three months ended September 30, 2011 was as follows:

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 through July 31	—	$—	—	$9,040,000
August 1 through August 31	20,900	10.76	20,900	8,815,000
September 1 through September 30	7,171	10.05	7,171	8,743,000
Total	28,071	$10.58	28,071	$8,743,000

Item 6 – Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income (Unaudited) for the three months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets at September 30, 2011 (Unaudited) and June 30, 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements (Unaudited) tagged as blocks of text.***

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
***
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: November 9, 2011	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income (Unaudited) for the three months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets at September 30, 2011 (Unaudited) and June 30, 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements (Unaudited) tagged as blocks of text.***

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
***
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.