Form 10-Q
period 2011-12-31
BOLT TECHNOLOGY CORP
filed 2012-02-09
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

At February 7, 2012, there were 8,576,618 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) -
	Three months and six months ended December 31, 2011 and 2010	3

	Consolidated Balance Sheets -
	December 31, 2011 (Unaudited) and June 30, 2011	4

	Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended December 31, 2011 and 2010	5

	Notes to Consolidated Financial Statements (Unaudited)	6-23

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	24-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

Part II - Other Information:

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	36

Signatures		37

Exhibit Index		38

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Sales	$14,588,000	$10,124,000	$24,160,000	$18,658,000

Costs and Expenses:
Cost of sales	7,816,000	5,482,000	12,728,000	9,528,000
Research and development	552,000	87,000	1,115,000	181,000
Selling, general and administrative	3,374,000	2,229,000	6,553,000	4,551,000
Interest income	(41,000)	(80,000)	(87,000)	(166,000)
	11,701,000	7,718,000	20,309,000	14,094,000

Income before income taxes	2,887,000	2,406,000	3,851,000	4,564,000
Provision for income taxes	941,000	725,000	1,185,000	1,450,000
Net income	$1,946,000	$1,681,000	$2,666,000	$3,114,000

Earnings per share:
Basic	$0.23	$0.20	$0.31	$0.37
Diluted	$0.23	$0.20	$0.31	$0.37

Average number of common shares outstanding:
Basic	8,473,638	8,506,517	8,497,636	8,506,385
Diluted	8,488,411	8,529,018	8,522,928	8,521,635

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	June 30,
	(unaudited)	2011

ASSETS

Current Assets:
Cash and cash equivalents	$21,270,000	$31,683,000
Accounts receivable, less allowance for uncollectible accounts of $335,000 at December 31, 2011 and $233,000 at June 30, 2011	9,701,000	7,924,000
Inventories	17,071,000	15,374,000
Deferred income taxes	567,000	579,000
Other current assets	885,000	741,000
Total current assets	49,494,000	56,301,000
Property, Plant and Equipment, net	4,782,000	5,061,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	8,387,000	8,898,000
Other Non-Current Assets	226,000	253,000
Total assets	$80,116,000	$87,740,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,559,000	$901,000
Accrued expenses	4,549,000	6,623,000
Income taxes payable	439,000	249,000
Total current liabilities	6,547,000	7,773,000
Deferred Income Taxes	2,609,000	2,602,000
Total liabilities	9,156,000	10,375,000

Stockholders’ Equity:
Common stock	30,894,000	30,423,000
Retained earnings	41,992,000	47,902,000
Treasury stock, at cost	(1,926,000)	(960,000)
Total stockholders’ equity	70,960,000	77,365,000
Total liabilities and stockholders’ equity	$80,116,000	$87,740,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2011	2010

Cash Flows From Operating Activities:
Net income	$2,666,000	$3,114,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	785,000	378,000
Deferred income taxes	19,000	(41,000)
Stock-based compensation expense	395,000	396,000
Change in operating assets and liabilities:
Accounts receivable	(1,777,000)	(532,000)
Inventories	(1,252,000)	489,000
Other assets	38,000	(34,000)
Accounts payable	658,000	(98,000)
Accrued expenses	(514,000)	(678,000)
Income taxes payable	190,000	(405,000)
Net cash provided by operating activities	1,208,000	2,589,000

Cash Flows From Investing Activities:
Purchase of SeaBotix Inc.	(1,560,000)	-
Capital expenditures and other non-current assets	(595,000)	(282,000)
Net cash used by investing activities	(2,155,000)	(282,000)

Cash Flows From Financing Activities:
Dividends paid	(8,576,000)	-
Purchases of treasury stock	(966,000)	(877,000)
Exercise of stock options	79,000	-
Tax liability from vested restricted stock and stock options exercised	(3,000)	(23,000)
Net cash used by financing activities	(9,466,000)	(900,000)

Net (decrease) increase in cash and cash equivalents	(10,413,000)	1,407,000
Cash and cash equivalents at beginning of period	31,683,000	39,468,000
Cash and cash equivalents at end of period	$21,270,000	$40,875,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$779,000	$1,918,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of December 31, 2011, the Consolidated Statements of Income for the three month and six month periods ended December 31, 2011 and 2010 and the Consolidated Statements of Cash Flows for the six month periods ended December 31, 2011 and 2010 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Note 2 – Description of Business and Significant Accounting Policies

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles, and consists of four operating units (each a separate reportable segment): Bolt Technology Corporation (‘‘Bolt’’), A-G Geophysical Products, Inc. (‘‘A-G’’), Real Time Systems Inc. (‘‘RTS’’) and SeaBotix Inc. (‘‘SBX’’). SBX was acquired by Bolt effective January 1, 2011. The Bolt seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The A-G underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems (“SSMS”). The RTS seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment. The SBX underwater robotic vehicles segment develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. Refer to Note 13 to Consolidated Financial Statements (Unaudited) for additional information concerning reportable segments.

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

The estimated fair value of the A-G reporting unit was determined solely by utilizing the capitalized cash flow method. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow method and the market price method. The estimated fair value of the SBX reporting unit was determined utilizing the capitalized cash flow method, the discounted cash flow method and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The discounted cash flow method relies on the estimated future cash flows that are discounted back to their present value using a risk-adjusted discount rate to arrive at an estimated value of the reporting unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. Goodwill related to the A-G and RTS acquisitions was tested for impairment at June 30, 2011, and the tests indicated no impairment of the goodwill balances. Goodwill related to the SBX acquisition was tested for impairment at December 31, 2011, and the test indicated no impairment of the goodwill balance. The Company reviewed goodwill related to the A-G and RTS reporting units at December 31, 2011 and such review did not result in any indicators of impairment.

Intangible assets with indefinite lives must be tested annually, or more frequently, to determine if events and circumstances still justify the use of an indefinite life. The test consists of a comparison of the fair market value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2011 and the test indicated no impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of December 31, 2011 and June 30, 2011 did not result in any indicators of impairment, and therefore no impairment tests were performed.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to inventory valuation reserves, goodwill and intangible assets impairment, long-lived assets impairment, contingent consideration and realization of deferred tax assets. Actual results could differ from those estimates.

Computation of Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and six month periods ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net income available to common stockholders	$1,946,000	$1,681,000	$2,666,000	$3,114,000

Divided by:
Weighted average common shares	8,473,638	8,506,517	8,497,636	8,506,385
Weighted average common share equivalents	14,773	22,501	25,292	15,250
Total weighted average common shares and common share equivalents	8,488,411	8,529,018	8,522,928	8,521,635

Basic earnings per share	$0.23	$0.20	$0.31	$0.37
Diluted earnings per share	$0.23	$0.20	$0.31	$0.37

For the three month periods ended December 31, 2011 and 2010, the calculations do not include options to acquire 149,500 shares and 128,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Recent Accounting Developments

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify how entities test for goodwill impairment and to reduce costs. This ASU allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments in this ASU permit an entity to first assess qualitative factors to determine if events or circumstances exist leading to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, an entity must perform a more detailed, two-step goodwill impairment test to identify potential impairment and measure any goodwill impairment loss to be recognized. If the qualitative assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than the carrying value, then performing the two-step impairment test is unnecessary. This ASU also improves previous guidance by providing examples of events and circumstances that an entity should consider between annual impairment tests to determine if there is impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of this ASU will not have an impact on the Company’s financial statements because it is intended to simplify the process for conducting the goodwill impairment assessment.

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

At closing, $9,500,000 was paid and a $500,000 purchase price holdback was recorded by Bolt. Earnout payments not anticipated to exceed $20,000,000 will be due if SBX achieves certain revenue levels during the four-year period ending December 31, 2014. The Company has paid or accrued $5,000,000 of these earnout purchase price payments. The additional earnout payments in the aggregate of up to approximately $15,000,000 are payable if SBX generates revenues of approximately $141,000,000 over the four-year period ended December 31, 2014 and maintains a gross profit percentage of at least 50% per year. The Company has determined that no further earnout liability needs to be recorded at December 31, 2011, in connection with the acquisition, based on management’s assessment of the likelihood that the earnout targets will be achieved requiring payment of such amounts. At the acquisition date, SBX had $539,000 of debt, which the Company repaid prior to June 30, 2011.

SBX’s results of operations were consolidated with Bolt effective January 1, 2011 and this subsidiary constitutes a separate reportable segment. Refer to Note 13 to Consolidated Financial Statements (Unaudited) for SBX segment information.

The total purchase price paid or accrued through December 31, 2011 consists of the following:

Cash paid at closing on January 6, 2011	$9,500,000
Cash paid on March 2, 2011 for attainment of a certain revenue target	2,000,000
Cash paid on September 15, 2011 for holdback and pro forma working capital adjustment	1,560,000
Amount accrued for attainment of a certain revenue target	3,000,000
Total purchase price	$16,060,000

The purchase price allocation is as follows:

Net current assets, including cash acquired of $316,000 and accounts receivable of $1,342,000	$4,963,000
Non-current assets (mainly property and equipment)	796,000
Intangible assets	8,500,000
Goodwill	6,270,000 *
Accounts payable and accrued expenses	(1,010,000)
Debt assumed	(539,000)
Deferred tax liability (non-current)	(2,920,000)
Total purchase price allocation	$16,060,000

* None of the goodwill is deductible for income tax purposes.

The fair values of SBX’s assets and liabilities as of acquisition date were determined based on estimates and assumptions which management believes are reasonable. During the three month period ended September 30, 2011, the preliminary estimate of goodwill relating to the SBX acquisition was increased by $301,000 from the amounts previously reported in the Company’s filing on Form 10-K for the fiscal year ended June 30, 2011. This change was due to an increase in the actual pro forma working capital adjustment over the preliminary amount included in accrued expenses at June 30, 2011. In accordance with ASC 805, “Business Combinations,” the balances for goodwill and accrued expenses in the Consolidated Balance Sheet for June 30, 2011 have been retrospectively adjusted to include the effect of this measurement period adjustment, which was based on information obtained subsequent to the acquisition date and June 30, 2011. The final determination of the fair value of certain assets and liabilities has been completed and there have been no further changes to the fair values of SBX’s assets and liabilities after the previously reported $301,000 adjustment. Goodwill related to the SBX acquisition was tested for impairment at December 31, 2011 and the test indicated no impairment of the goodwill balance.

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

The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the six month period ended December 31, 2010 assuming the acquisition of SBX was made on July 1, 2010:

Six Months Ended
December 31, 2010

Sales	$22,820,000
Net income	$3,033,000
Basic earnings per share	$0.36
Diluted earnings per share	$0.36
Average number of common shares outstanding:
Basic	8,506,385
Diluted	8,521,635

The foregoing unaudited pro forma results are for information purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the acquisition occurred on July 1, 2010, nor are they necessarily indicative of future results. The pro forma results do not include any cost savings or operational synergies that may be generated or realized due to the acquisition of SBX. The following pro forma adjustments were made:

1.	Reduction of Bolt interest income.
2.	Reduction of SBX interest expense.
3.	Inclusion of amortization expense of $392,000 ($783,000 per year) relating to identifiable intangible assets with definite lives acquired in the purchase of SBX.
4.	Inclusion of the tax impact of the foregoing Bolt and SBX pro forma adjustments at an effective tax rate of 32% and 40%, respectively.

Refer to Notes 6, 7 and 13 to Consolidated Financial Statements (Unaudited) for additional information concerning SBX.

Note 4 – Inventories

Inventories consist of the following:

	December 31, 2011	June 30, 2011

Raw materials and sub-assemblies	$15,675,000	$14,688,000

Work-in-process	2,234,000	1,454,000
	17,909,000	16,142,000
Less – Reserve for inventory valuation	(838,000)	(768,000)

	$17,071,000	$15,374,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at December 31, 2011 and June 30, 2011 was $838,000 and $768,000, respectively.  At December 31, 2011 and June 30, 2011, approximately $981,000 and $978,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate was incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the six month period ended December 31, 2011, the inventory valuation reserve was increased by $70,000 and no items were scrapped or disposed.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2011	June 30, 2011

Land	$253,000	$253,000
Buildings	1,130,000	1,130,000
Leasehold improvements	1,150,000	1,147,000
Machinery and equipment	10,438,000	10,446,000
	12,971,000	12,976,000

Less - accumulated depreciation	(8,189,000)	(7,915,000)

	$4,782,000	$5,061,000

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, ‘‘Intangibles — Goodwill and Other.’’ Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at December 31, 2011 and June 30, 2011 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 22% of the Company’s total assets at December 31, 2011 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets consist of the following:

Category	Life	December 31, 2011	June 30, 2011

Trade name	Indefinite	$1,425,000	$1,425,000
License	5.5 years	570,000	570,000
Non-Compete agreements	6 years	647,000	647,000
Technology	6 – 15 years	6,170,000	6,170,000
Customer & distributor relationships	7 years	1,400,000	1,400,000
Other	n.a.	37,000	37,000
		10,249,000	10,249,000
Less accumulated amortization		(1,862,000)	(1,351,000)
Total other intangible assets		$8,387,000	$8,898,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The major portion of intangible assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for the six month periods ended December 31, 2011 and 2010 amounted to $511,000 and $120,000, respectively. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2012	$1,023,000
2013	$971,000
2014	$812,000
2015	$812,000
2016	$812,000

Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning other intangible assets.

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2011	June 30, 2011

SeaBotix Inc. acquisition	$3,000,000	$4,560,000

Other	1,549,000	2,063,000
	$4,549,000	$6,623,000

See Note 3 to the Consolidated Financial Statements (Unaudited) for SeaBotix Inc. acquisition information.

Note 9 – Income Taxes

Income tax expense consists of the following for the six month periods ended December 31:

	2011	2010
Current:
Federal	$1,047,000	$1,480,000
State	119,000	11,000
Deferred:
Federal	(32,000)	(41,000)
State	51,000	-

Income tax expense	$1,185,000	$1,450,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes for the six month periods ended December 31 is as follows:

	2011	2010

Federal statutory rate	34%	34%
Exempt income from domestic manufacturer’s deduction	(3)	(3)
Research and development tax credit	(4)	—
State income taxes	2	—
Non-deductible expenses	2	1
Effective tax rate	31%	32%

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at December 31, 2011.  There were no unallocated tax reserves at December 31, 2011.  The Company’s policy is to record any interest and penalties as a component of income tax expense.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2008 are no longer subject to examination by the Internal Revenue Service.

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

Stock Options

Stock option compensation expense, which is a non-cash item, was $163,000 and $173,000 for the six month periods ended December 31, 2011 and 2010, respectively. Unrecognized compensation expense for stock options at December 31, 2011 amounted to $550,000 and the weighted average period for recognizing this expense is 2.3 years.

A summary of changes in stock options during the six month period ended December 31, 2011 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at June 30, 2011	194,500	$15.98
Granted	22,500	$10.84
Exercised	(11,250)	$(7.05)
Expired	(37,500)	$(11.86)
Options outstanding at December 31, 2011	168,250	$16.81

During the six month period ending December 31, 2011, stock option grants for 22,500 shares were awarded in November 2011. The fair value of options granted was $3.32 as estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

Expected dividend yield	0%
Stock price volatility	33%
Expected life (years)	5 years
Expected forfeiture rate	0%
Risk-free interest rate	0.9%

At December 31, 2011, there was no aggregate intrinsic value for outstanding options because the market price of the Company’s Common Stock at December 31, 2011 was less than the weighted average exercise price of such options.

The weighted average remaining contractual life of options outstanding at December 31, 2011 was 2.3 years.

The expiration dates for the outstanding options at December 31, 2011 are as follows:

Expiration Date of Option	Number of Shares
April 2012	24,000
November 2012	7,500
January 2013	15,750
June 2013	22,250
November 2013	3,750
August 2014	50,000
November 2014	15,000
November 2015	7,500
November 2016	22,500
Total	168,250

Options exercisable at December 31, 2011, totaled 94,376 shares, consisting of 24,626 non-qualified and 69,750 qualified options.

During the six month periods ended December 31, 2011 and 2010, the fair value of options that vested was $239,000 (21,875 shares) and $348,000 (31,250 shares), respectively. During the six month period ended December 31, 2011, 11,250 options were exercised. No options were exercised during the six month period ended December 31, 2010. The weighted average exercise price of exercisable options as of December 31, 2011 was $18.66. At December 31, 2011, there was no aggregate intrinsic value of exercisable options because the market price of the Company’s Common Stock at December 31, 2011 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at December 31, 2011 was 1.6 years.

Restricted Stock

During the six month periods ended December 31, 2011 and 2010, 40,300 and 30,000 shares, respectively, of restricted stock were granted. These shares vest over a five year period and the cost to recipients is zero.  The aggregate compensation cost for restricted stock granted during the six month periods ended December 31, 2011 and 2010 was $432,000 and $298,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period.  Restricted stock compensation expense was $232,000 and $223,000 for the six month periods ended December 31, 2011 and 2010, respectively.  Unrecognized compensation expense for restricted stock at December 31, 2011 amounted to $1,223,000.

A summary of changes in restricted stock awards during the six month period ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock awards outstanding at June 30, 2011	95,300	$13.46
Granted	40,300	10.72
Vested	(18,100)	13.05
Unvested restricted stock awards outstanding at December 31, 2011	117,500	$12.58

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

Note 11 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the six month period ended December 31, 2011 were as follows:

	Common Stock		Treasury Stock		Retained
	Shares	Amount	Shares	Amount	Earnings	Total
Balance June 30, 2011	8,727,143	$30,423,000	108,121	$(960,000)	$47,902,000	$77,365,000
Restricted stock grants	40,300	—	—	—	—	—
Stock based compensation expense	—	395,000	—	—	—	395,000
Purchases of treasury stock	—	—	93,954	(966,000)	—	(966,000)
Stock options exercised	11,250	79,000	—	—	—	79,000
Tax liability from vested restricted stock and exercise of options	—	(3,000)	—	—	—	(3,000)
Net Income	—	—	—	—	2,666,000	2,666,000
Dividends paid	—	—	—	—	(8,576,000)	(8,576,000)
Balance December 31, 2011	8,778,693	$30,894,000	202,075	$(1,926,000)	$41,992,000	$70,960,000

At December 31, 2011 and June 30, 2011, 20,000,000 shares of Common Stock, no par value, were authorized.

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

The following table provides selected financial information for each reportable segment for the three month and six month periods ended December 31, 2011 and 2010:

			Seismic		Corporate
	Seismic	Underwater	Energy	Underwater	Headquarters
	Energy	Cables &	Source	Robotic	&
	Sources	Connectors	Controllers	Vehicles	Eliminations	Consolidated

Six Months Ended December 31, 2011
Sales to external customers	$8,807,000	$6,933,000	$869,000	$7,551,000	$—	$24,160,000
Intersegment sales	—	98,000	203,000	—	(301,000)	—
Depreciation and amortization	56,000	131,000	144,000	445,000	9,000	785,000
Income (loss) before income taxes	1,787,000	2,250,000	131,000	1,331,000	(1,648,000)	3,851,000
Fixed asset additions	554,000	50,000	—	18,000	—	622,000

Three Months Ended December 31, 2011
Sales to external customers	$3,978,000	$3,566,000	$601,000	$6,443,000	$—	$14,588,000
Intersegment sales	—	59,000	94,000	—	(153,000)	—
Depreciation and amortization	51,000	66,000	72,000	219,000	4,000	412,000
Income (loss) before income taxes	597,000	1,111,000	144,000	1,819,000	(784,000)	2,887,000
Fixed asset additions	376,000	18,000	—	2,000	—	396,000

Balance Sheet Data at December 31, 2011
Segment assets	$18,157,000	$15,405,000	$5,951,000	$21,607,000	$18,996,000	$80,116,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

Six Months Ended December 31, 2010
Sales to external customers	$9,403,000	$7,576,000	$1,679,000	$—	$—	$18,658,000
Intersegment sales	—	68,000	213,000	—	(281,000)	—
Depreciation and amortization	97,000	129,000	143,000	—	9,000	378,000
Income (loss) before income taxes	2,324,000	2,899,000	783,000	—	(1,442,000)	4,564,000
Fixed asset additions	212,000	36,000	2,000	—	—	250,000

Three Months Ended December 31, 2010
Sales to external customers	$5,354,000	$3,787,000	$983,000	$—	$—	$10,124,000
Intersegment sales	—	44,000	135,000	—	(179,000)	—
Depreciation and amortization	54,000	64,000	72,000	—	4,000	194,000
Income (loss) before income taxes	1,312,000	1,373,000	414,000	—	(693,000)	2,406,000
Fixed asset additions	7,000	13,000	2,000	—	—	22,000

Balance Sheet Data at June 30, 2011
Segment assets	$22,212,000	$15,395,000	$6,072,000	$19,319,000	$24,742,000	$87,740,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

The Company does not allocate income taxes to its segments.

Note 14 – Subsequent Event

On January 25, 2012, the Company’s Board of Directors approved a quarterly dividend program. The Board declared the first quarterly dividend of $0.05 per common share, which will be paid on April 5, 2012 to stockholders of record on March 8, 2012. Future quarterly dividends, which are anticipated to occur in January, April, July and October, will be subject to Board approval.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include statements about anticipated financial performance, future revenues or earnings, dividends, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, (v) the risk of fluctuations in future operating results, (vi) risks associated with global economic conditions, (vii) risks of changes in environmental or regulatory matters and (viii) other risks detailed in the Company’s filings with the Securities and Exchange Commission.  The Company believes that forward-looking statements made by it are based on reasonable expectations.  However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.  The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “may,” “could,” “should” and similar expressions are intended to identify forward-looking statements.

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

Effective January 1, 2011, the Company acquired SeaBotix Inc. (“SBX”), a developer, manufacturer and seller of underwater remotely operated robotic vehicles. SBX has significant sales to the defense industry, federal, state and local governmental units, fire and rescue organizations and educational institutions. Budgetary constraints experienced by these customer groups negatively impacted SBX’s performance during fiscal year 2011 and the quarter ended September 30, 2011. During the three month period ended December 31, 2011, however, SBX’s sales improved significantly as sales for the quarter totaled $6,443,000. Refer to Notes 3, 6, 7, 8 and 13 to Consolidated Financial Statements (Unaudited) for additional information concerning SBX.

Sales for the six month period ended December 31, 2011 increased to $24,160,000 or 29% over the same period in the prior year. The increase in sales is due to the inclusion of SBX sales of $7,551,000 for the six month period ended December 31, 2011. For the six month period ended December 31, 2011, sales for the three marine seismic data acquisition segments amounted to $16,609,000 compared to $18,658,000 for the six month period ended December 31, 2010. The sales decrease reflects lower sales in each of the three marine seismic data acquisition segments.

The Company announced in September 2011 that it had commenced joint development efforts with WesternGeco, a product line of Schlumberger, to develop an environmentally sensitive energy source for marine seismic exploration surveys. The air gun is a bandwidth-controlled source of acoustic waves designed to reduce the potential impact of seismic signals on marine life. This is a multi-phase development project which, if successfully developed and commercialized, could be a significant new development in the marine seismic exploration industry. Expenditures made in support of this project are recorded as research and development expense in the Consolidated Statement of Income. During the six month period ended December 31, 2011, the Company recorded $275,000 as research and development expense in connection with the joint development efforts.

The Company’s balance sheet remained strong during the six month period ended December 31, 2011. Working capital amounted to $42,947,000 and the Company remained debt free at December 31, 2011. The Company’s cash position decreased to $21,270,000 at December 31, 2011 from $31,683,000 at June 30, 2011, primarily due to payment of $1,560,000 to the former stockholders of SBX for a purchase price holdback and a pro forma working capital adjustment and payment of a special cash dividend of $8,576,000 in December 2011.

Liquidity and Capital Resources

As of December 31, 2011, the Company believes that current cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs.

At the Board’s November meeting, the Board of Directors declared a special cash dividend of $1.00 per share on its outstanding Common Stock. This special cash dividend, in the aggregate amount of $8,576,000, was paid on December 20, 2011 to stockholders of record on December 6, 2011.

Six Months Ended December 31, 2011

At December 31, 2011, the Company had $21,270,000 in cash and cash equivalents, as compared to June 30, 2011, when it had $31,683,000 in cash and cash equivalents.

For the six month period ended December 31, 2011, cash flow from operating activities after changes in working capital items was $1,208,000, primarily due to net income adjusted for non-cash items, and higher current liabilities, partially offset by higher accounts receivable and inventories. This compared to $2,589,000 of cash flow from operating activities after changes in working capital items for the prior year period, primarily due to net income adjusted for non-cash items and lower inventories, partially offset by higher accounts receivable and lower current liabilities.

For the six month period ended December 31, 2011, cash used in investing activities was $2,155,000 due to payments made to the former SBX stockholders for a purchase price holdback ($500,000) and a pro forma working capital adjustment ($1,060,000), as well as capital expenditures for new and replacement equipment ($622,000), partially offset by a decrease in other non-current assets ($27,000). For the prior year period, cash flow used in investing activities was $282,000, due to capital expenditures for new and replacement equipment ($250,000) and higher intangible assets ($32,000).

For the six month period ended December 31, 2011, cash used in financing activities was $9,466,000, primarily due to payment of a special cash dividend in an aggregate amount of $8,576,000 and repurchases of 93,954 shares of the Company’s Common Stock at an aggregate cost of $966,000. For the prior year period, cash used in financing activities was $900,000, primarily due to repurchases of the Company’s Common Stock ($877,000) pursuant to the Company’s $10,000,000 stock repurchase program authorized and approved by the Company’s Board of Directors in June 2010.

The Company anticipates that capital expenditures for the remainder of fiscal year 2012 will not exceed $500,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At December 31, 2011 and June 30, 2011, the five customers with the highest accounts receivable balances represented 58% and 66% of the consolidated accounts receivable balances on those dates, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

In September 2011, SBX entered into a lease extension for its administration/engineering/sales building. The impact of this extension was to increase the Company’s future minimum lease payments from $1,441,000 through the fiscal year ending June 30, 2014 to $1,986,000 through the fiscal year ending June 30, 2017. The Company had no long-term borrowings, capital leases, purchase obligations or other long term liabilities at December 31, 2011.

Results of Operations

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Consolidated sales for the six month period ended December 31, 2011 totaled $24,160,000, an increase of $5,502,000 or 29% from the six month period ended December 31, 2010. The change in net sales from the prior year period by reportable segment was as follows: seismic energy sources decreased by $596,000 (6%), underwater cables and connectors decreased by $643,000 (8%), and seismic energy source controllers decreased by $810,000 (48%). The underwater robotic vehicles segment had sales of $7,551,000. The underwater robotic vehicles segment consists of SBX, which was acquired effective January 1, 2011.

Lower sales in the marine seismic data acquisition segments reflects lower marine seismic exploration activity in the Gulf of Mexico since the Deepwater Horizon incident and lower marine seismic exploration activity, in general, due to global economic conditions and uncertainties.

Consolidated gross profit as a percentage of consolidated sales was 47% for the six month period ended December 31, 2011 versus 49% for the six month period ended December 31, 2010.  The decrease in the gross profit percentage was caused primarily by lower manufacturing efficiencies in the underwater cables and connectors and air gun controller segments due to sales decreases.

Research and development (“R&D”) costs for the six month period ended December 31, 2011 increased to $1,115,000 from $181,000 for the six month period ended December 31, 2010. The increase is primarily due to R&D of SBX, which amounted to $629,000, and costs of $275,000 associated with a joint development project with WesternGeco to develop an environmentally sensitive seismic energy source.

Selling, general and administrative (“SG&A”) expenses increased by $2,002,000 or 44% in the six month period ended December 31, 2011 from the six month period ended December 31, 2010. SG&A for the six months ended December 31, 2011 includes SBX ($1,746,000). Excluding SBX, SG&A increased by $256,000 or 6%, primarily due to higher compensation expense ($261,000).

Interest income decreased by $79,000 or 48% in the six month period ended December 31, 2011 from the six month period ended December 31, 2010, primarily due to lower average cash and cash equivalent balances.

The provision for income taxes for the six month period ended December 31, 2011 was $1,185,000, an effective tax rate of 31%.   This rate was lower than the federal statutory rate of 34%, due to tax benefits associated with the domestic manufacturer’s deduction and the R&D tax credit partially offset by state income taxes and non-deductible expenses. The provision for income taxes for the six month period ended December 31, 2010 was $1,450,000, an effective tax rate of 32%.  This rate was the lower than the federal statutory rate of 34% due to the domestic manufacturer’s deduction, partially offset by non-deductible expenses.

The above mentioned factors resulted in a decrease in net income for the six month period ended December 31, 2011 to $2,666,000, compared to net income of $3,114,000 for the six month period ended December 31, 2010.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Consolidated sales for the three month period ended December 31, 2011 totaled $14,588,000, an increase of $4,464,000 or 44% from the three month period ended December 31, 2010.  The change in sales by reportable segment was as follows: seismic energy sources decreased by $1,376,000 (26%), underwater cables and connectors decreased by $221,000 (6%), and seismic energy source controllers decreased by $382,000 (39%). The underwater robotic vehicles segment had sales of $6,443,000.

Lower sales in the marine seismic data acquisition segments reflects lower marine seismic exploration activity in the Gulf of Mexico since the Deepwater Horizon incident and lower marine seismic exploration activity, in general, due to global economic conditions and uncertainties.

Consolidated gross profit as a percentage of consolidated sales was 46% for the three month period ended December 31, 2011, unchanged from the three month period ended December 31, 2010.

R&D costs for the three month period ended December 31, 2011 increased to $552,000 from $87,000 for the three month period ended December 31, 2010. The increase is primarily due to R&D of SBX, which amounted to $308,000, and costs of $135,000 associated with a joint development project with WesternGeco to develop an environmentally sensitive seismic energy source.

SG&A increased by $1,145,000 or 51% in the three month period ended December 31, 2011 from the three month period ended December 31, 2010. SG&A for the three month period ended December 31, 2011 includes SBX ($997,000). Excluding SBX, SG&A increased by $148,000 or 7%, primarily due to higher compensation expense ($287,000), partially offset by lower advertising and trade show expenses ($138,000).

Interest income decreased by $39,000 or 49% in the three month period ended December 31, 2011 from the three month period ended December 31, 2010, primarily due to lower average cash and cash equivalent balances.

The provision for income taxes for the three month period ended December 31, 2011 was $941,000, an effective tax rate of 33%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and the R&D tax credit, partially offset by state income taxes. The provision for income taxes for the three month period ended December 31, 2010 was $725,000 an effective tax rate of 30%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes.

The above mentioned factors resulted in an increase in net income for the three month period ended December 31, 2011 to $1,946,000 compared to net income of $1,681,000 for the three month period ended December 31, 2010.

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

Based on this definition, the Company’s most critical accounting policies include: revenue recognition, inventory reserves, deferred taxes, the potential impairment of goodwill and intangible assets with indefinite lives, and contingent consideration.  These policies are discussed below.  The Company also has other key accounting policies, including the establishment of bad debt reserves.  The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the Company’s reported results of operations for a given period.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at December 31, 2011 and June 30, 2011 was $838,000 and $768,000, respectively.  At December 31, 2011 and June 30, 2011, approximately $981,000 and $978,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the six month period ended December 31, 2011, the inventory valuation reserve was increased by $70,000 and no items were scrapped or disposed.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment were to change, a charge or a benefit would be recorded in the Consolidated Statement of Income.  The Company has concluded that no deferred tax valuation allowance was necessary at December 31, 2011 and June 30, 2011 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Impairment Testing of Goodwill and Intangible Assets with Indefinite Lives

As required by ASC 350, “Intangibles – Goodwill and Other,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. A-G and RTS goodwill was tested for impairment at June 30, 2011, and the tests indicated no impairment of the goodwill balances.  SBX goodwill was tested for impairment at December 31, 2011, and the test indicated no impairment of the goodwill balance. The Company also reviewed goodwill at the A-G and RTS reporting units at December 31, 2011, and such review did not result in indicators of impairment.

Goodwill represents approximately 22% of the Company’s total assets at December 31, 2011. The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.  See Notes 2, 3 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2011 and the test indicated no impairment.

Contingent Consideration

Management estimates and records the fair value of contingent consideration at acquisition date based primarily on the range and probability of projected future revenues of the acquired entity over the earnout period. The estimate is reviewed at the end of each reporting period to determine if the contingent consideration amount requires adjustment. Actual contingent consideration payments may differ from such estimates, and the differences could be material.

Recent Accounting Developments

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify how entities test for goodwill impairment and to reduce costs. This ASU allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments in this ASU permit an entity to first assess qualitative factors to determine if events or circumstances exist leading to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, an entity must perform a more detailed, two-step goodwill impairment test to identify potential impairment and measure any goodwill impairment loss to be recognized. If the qualitative assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than the carrying value, then performing the two-step impairment test is unnecessary. This ASU also improves previous guidance by providing examples of events and circumstances that an entity should consider between annual impairment tests to determine if there is impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of this ASU will not have an impact on the Company’s financial statements because it is intended to simplify the process for conducting the goodwill impairment assessment.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information with respect to Item 1 is set forth under Note 12 to Consolidated Financial Statements (Unaudited).

Item 1A – Risk Factors

The risk factor discussed below replaces the risk factor titled “Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us” set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

“Investors should not rely on the future payment of quarterly dividends as a way to realize any future gains on their investment.

In January 2012, the Board authorized and approved the institution of a quarterly dividend program, with quarterly dividends anticipated to be in the amount of $0.05 per outstanding share of Common Stock and to occur in January, April, July and October. However, the declaration, amount, timing and payment of such quarterly dividends will be at the discretion of the Board and subject to approval by the Board, based on the amount of funds legally available and an evaluation of the Company’s financial condition, capital requirements, future prospects and other factors deemed relevant by the Board. Accordingly, investors should not rely on the future payment of quarterly dividends as a way to realize any future gains on their investment. ”

As of the date of this filing, there have been no material changes to the other risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. As of December 31, 2011, $8,074,000 remained available for repurchase under the existing repurchase authorization.

The Company’s stock repurchase program activity for the three month period ended December 31, 2011 was as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1 through October 31	16,883	$10.26	16,883	$8,570,000
November 1 through November 30	49,000	$10.12	49,000	$8,074,000
December 1 through December 31	—	$—	—	$8,074,000
Total	65,883	$10.16	65,883	$8,074,000

Item 6 – Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income (Unaudited) for the three months and six months ended December 31, 2011 and 2010, (ii) Consolidated Balance Sheets at December 31, 2011 (Unaudited) and June 30, 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements (Unaudited) tagged as blocks of text.***

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: February 9, 2012	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2012	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income (Unaudited) for the three months and six months ended December 31, 2011 and 2010, (ii) Consolidated Balance Sheets at December 31, 2011 (Unaudited) and June 30, 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements (Unaudited) tagged as blocks of text.***

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

