Form 10-Q
period 2012-03-31
BOLT TECHNOLOGY CORP
filed 2012-05-08
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

At May 4, 2012, there were 8,575,958 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) -
	Three months and nine months ended March 31, 2012 and 2011	3

	Consolidated Balance Sheets -
	March 31, 2012 (Unaudited) and June 30, 2011	4

	Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended March 31, 2012 and 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6-23

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	24-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33-34

Part II - Other Information:

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

Signatures		37

Exhibit Index		38

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Sales	$12,993,000	$9,381,000	$37,153,000	$28,039,000

Costs and Expenses:
Cost of sales	7,005,000	5,046,000	19,733,000	14,574,000
Research and development	545,000	417,000	1,660,000	598,000
Selling, general and administrative	3,263,000	2,693,000	9,816,000	7,244,000
Interest income	(30,000)	(65,000)	(117,000)	(231,000)
	10,783,000	8,091,000	31,092,000	22,185,000

Income before income taxes	2,210,000	1,290,000	6,061,000	5,854,000
Provision for income taxes	625,000	263,000	1,810,000	1,713,000
Net income	$1,585,000	$1,027,000	$4,251,000	$4,141,000

Earnings per share:
Basic	$0.18	$0.12	$0.49	$0.49
Diluted	$0.18	$0.12	$0.49	$0.49

Average number of common shares outstanding:
Basic	8,573,443	8,513,567	8,601,505	8,508,779
Diluted	8,574,552	8,543,896	8,605,510	8,529,055

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	June 30,
	(unaudited)	2011
ASSETS

Current Assets:
Cash and cash equivalents	$20,790,000	$31,683,000
Accounts receivable, less allowance for uncollectible accounts of $463,000 at March 31, 2012 and $233,000 at June 30, 2011	9,202,000	7,924,000
Inventories	17,828,000	15,374,000
Deferred income taxes	575,000	579,000
Other current assets	953,000	741,000
Total current assets	49,348,000	56,301,000
Property, Plant and Equipment, net	4,946,000	5,061,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	8,143,000	8,898,000
Other Non-Current Assets	223,000	253,000
Total assets	$79,887,000	$87,740,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,758,000	$901,000
Accrued expenses	2,550,000	6,623,000
Dividends payable	429,000	-
Income taxes payable	264,000	249,000
Total current liabilities	5,001,000	7,773,000
Deferred Income Taxes	2,550,000	2,602,000
Total liabilities	7,551,000	10,375,000

Stockholders’ Equity:
Common stock	31,114,000	30,423,000
Retained earnings	43,148,000	47,902,000
Treasury stock, at cost	(1,926,000)	(960,000)
Total stockholders’ equity	72,336,000	77,365,000
Total liabilities and stockholders’ equity	$79,887,000	$87,740,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$4,251,000	$4,141,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,209,000	786,000
Deferred income taxes	(48,000)	(199,000)
Stock-based compensation expense	595,000	599,000
Change in operating assets and liabilities:
Accounts receivable	(1,278,000)	580,000
Inventories	(1,827,000)	(656,000)
Other assets	(212,000)	(186,000)
Accounts payable	857,000	(243,000)
Accrued expenses	(13,000)	(560,000)
Income taxes payable	15,000	(448,000)
Net cash provided by operating activities	3,549,000	3,814,000

Cash Flows From Investing Activities:
Purchase of SeaBotix Inc.	(4,060,000)	(11,184,000)
Capital expenditures and other non-current assets	(936,000)	(350,000)
Net cash used by investing activities	(4,996,000)	(11,534,000)

Cash Flows From Financing Activities:
Dividends paid	(8,576,000)	-
Purchases of treasury stock	(966,000)	(877,000)
Repayment of debt	-	(539,000)
Exercise of stock options	79,000	-
Tax liability from vested restricted stock and stock options exercised	17,000	(34,000)
Net cash used by financing activities	(9,446,000)	(1,450,000)

Net decrease in cash and cash equivalents	(10,893,000)	(9,170,000)
Cash and cash equivalents at beginning of period	31,683,000	39,468,000
Cash and cash equivalents at end of period	$20,790,000	$30,298,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$1,629,000	$2,518,000

See Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2012, the Consolidated Statements of Income for the three month and nine month periods ended March 31, 2012 and 2011 and the Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

The estimated fair value of the A-G reporting unit was determined solely by utilizing the capitalized cash flow method. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow method and the market price method. The estimated fair value of the SBX reporting unit was determined utilizing the capitalized cash flow method, the discounted cash flow method and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The discounted cash flow method relies on the estimated future cash flows that are discounted back to their present value using a risk-adjusted discount rate to arrive at an estimated value of the reporting unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. Goodwill related to the A-G and RTS acquisitions was tested for impairment at June 30, 2011, and the tests indicated no impairment of the goodwill balances. Goodwill related to the SBX acquisition was tested for impairment at December 31, 2011, and the test indicated no impairment of the goodwill balance. The Company reviewed goodwill related to the A-G, RTS and SBX reporting units at March 31, 2012 and such review did not result in any indicators of impairment.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2011 and the test indicated no impairment. The Company reviewed intangible assets with indefinite lives at March 31, 2012 and such review did not result in any indication of impairment, and therefore no impairment tests were performed.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of March 31, 2012 and June 30, 2011 did not result in any indicators of impairment, and therefore no impairment tests were performed.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to inventory valuation reserves, goodwill and intangible assets impairment, long-lived assets impairment, contingent consideration and realization of deferred tax assets. Actual results could differ from those estimates.

Computation of Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and nine month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Net income available to common stockholders	$1,585,000	$1,027,000	$4,251,000	$4,141,000

Divided by:
Weighted average common shares	8,573,443	8,513,567	8,601,505	8,508,779
Weighted average common share equivalents	1,109	30,329	4,005	20,276
Total weighted average common shares and common share equivalents	8,574,552	8,543,896	8,605,510	8,529,055

Basic earnings per share	$0.18	$0.12	$0.49	$0.49
Diluted earnings per share	$0.18	$0.12	$0.49	$0.49

For the three month periods ended March 31, 2012 and 2011, the calculations do not include options to acquire 62,000 shares and 70,500 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

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

As of March 31, 2012, the Company has paid $4,500,000 and accrued $500,000 of the earnout payment. Additional earnout payments (up to approximately $15,000,000) are payable if SBX generates revenues of approximately $100,000,000 over the three year period ending December 31, 2014 and maintains a certain gross profit percentage. As of March 31, 2012, the Company has not recorded any of the additional $15,000,000 potential earnout payments based on management’s assessment of the likelihood of the achievement of the earnout targets. The assessment process is continually monitored and should a determination be made that the earnout targets are likely to be achieved, an appropriate increase to the earnout accrual will be recorded. Any such additional amounts will be charged to income at that time.

SBX’s results of operations were consolidated with Bolt effective January 1, 2011 and this subsidiary constitutes a separate reportable segment. Refer to Note 13 to Consolidated Financial Statements (Unaudited) for SBX segment information.

The total purchase price paid or accrued through March 31, 2012 consists of the following:

Cash paid at closing on January 6, 2011	$9,500,000
Cash paid on March 2, 2011 for attainment of a certain revenue target	2,000,000
Cash paid on September 15, 2011 for holdback and pro forma working capital adjustment	1,560,000
Cash paid on February 21, 2012 for attainment of certain revenue targets	2,500,000
Amount accrued for additional earnout payments	500,000
Total purchase price	$16,060,000

The purchase price allocation is as follows:

Net current assets, including cash acquired of $316,000 and accounts receivable of $1,342,000	$4,963,000
Non-current assets (mainly property and equipment)	796,000
Intangible assets	8,500,000
Goodwill	6,270,000 *
Accounts payable and accrued expenses	(1,010,000)
Debt assumed	(539,000)
Deferred tax liability (non-current)	(2,920,000)
Total purchase price allocation	$16,060,000

* None of the goodwill is deductible for income tax purposes.

The fair values of SBX’s assets and liabilities as of acquisition date were determined based on estimates and assumptions that management believes are reasonable. During the three month period ended September 30, 2011, the preliminary estimate of goodwill relating to the SBX acquisition was increased by $301,000 from the amounts previously reported in the Company’s filing on Form 10-K for the fiscal year ended June 30, 2011. This change was due to an increase in the actual pro forma working capital adjustment over the preliminary amount included in accrued expenses at June 30, 2011. In accordance with ASC 805, “Business Combinations,” the balances for goodwill and accrued expenses in the Consolidated Balance Sheet for June 30, 2011 have been retrospectively adjusted to include the effect of this measurement period adjustment, which was based on information obtained subsequent to the acquisition date and June 30, 2011. The final determination of the fair value of certain assets and liabilities has been completed and there have been no further changes to the fair values of SBX’s assets and liabilities after the previously reported $301,000 adjustment.

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

Category	Life	Amount	Annual Amortization

Tradename	Indefinite	$1,200,000	$-
Acquired technology	6-15 years	5,900,000	583,000
Customer and distributor relationships	7 years	1,400,000	200,000
Total		$8,500,000	$783,000

Refer to Notes 6, 7 and 13 to Consolidated Financial Statements (Unaudited) for additional information concerning SBX.

Note 4 – Inventories

Inventories consist of the following:

	March 31, 2012	June 30, 2011

Raw materials and sub-assemblies	$16,502,000	$14,688,000
Work-in-process	2,237,000	1,454,000
	18,739,000	16,142,000
Less – inventory valuation reserve	(911,000)	(768,000)
	$17,828,000	$15,374,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The inventory valuation reserve at March 31, 2012 and June 30, 2011 was $911,000 and $768,000, respectively.  At March 31, 2012 and June 30, 2011, approximately $1,165,000 and $978,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate was incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the nine month period ended March 31, 2012, the inventory valuation reserve was increased by $143,000 and no items were scrapped or disposed.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2012	June 30, 2011

Land	$253,000	$253,000
Buildings	1,180,000	1,130,000
Leasehold improvements	1,153,000	1,147,000
Machinery and equipment	10,716,000	10,446,000
	13,302,000	12,976,000
Less - accumulated depreciation	(8,356,000)	(7,915,000)
	$4,946,000	$5,061,000

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, ‘‘Intangibles — Goodwill and Other.’’ Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at March 31, 2012 and June 30, 2011 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 22% of the Company’s total assets at March 31, 2012 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets consist of the following:

Category	Life	March 31, 2012	June 30, 2011

Trade name	Indefinite	$1,425,000	$1,425,000
License	5.5 years	570,000	570,000
Non-Compete agreements	6 years	647,000	647,000
Technology	6 – 15 years	6,170,000	6,170,000
Customer & distributor relationships	7 years	1,400,000	1,400,000
Other	n.a.	49,000	37,000
		10,261,000	10,249,000
Less accumulated amortization		(2,118,000)	(1,351,000)
Total other intangible assets		$8,143,000	$8,898,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The major portion of intangible assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for the nine month periods ended March 31, 2012 and 2011 amounted to $767,000 and $358,000, respectively. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2012	$1,023,000
2013	$971,000
2014	$812,000
2015	$812,000
2016	$812,000

 Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning other intangible assets.

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	June 30, 2011

SeaBotix Inc. acquisition	$500,000	$4,560,000
Other	2,050,000	2,063,000
	$2,550,000	$6,623,000

See Note 3 to the Consolidated Financial Statements (Unaudited) for SeaBotix Inc. acquisition information.

Note 9 – Income Taxes

Income tax expense consists of the following for the nine month periods ended March 31:

	2012	2011
Current:
Federal	$1,757,000	$1,947,000
State	101,000	(35,000)
Deferred:
Federal	(18,000)	(173,000)
State	(30,000)	(26,000)
Income tax expense	$1,810,000	$1,713,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes for the nine month periods ended March 31 is as follows:

	2012	2011

Federal statutory rate	34%	34%
Exempt income from domestic manufacturer’s deduction	(3)	(4)
Research and development tax credit	(3)	—
State income taxes	1	—
Non-deductible expenses	1	1
Other	—	(2)
Effective tax rate	30%	29%

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at March 31, 2012 and June 30, 2011.  There were no unallocated tax reserves at March 31, 2012 and June 30, 2011.  The Company’s policy is to record any interest and penalties as a component of income tax expense.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2009 are no longer subject to examination by the Internal Revenue Service.

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

Stock Options

Stock option compensation expense, which is a non-cash item, was $242,000 and $261,000 for the nine month periods ended March 31, 2012 and 2011, respectively. Unrecognized compensation expense for stock options at March 31, 2012 amounted to $603,000 and the weighted average period for recognizing this expense is 2.7 years.

A summary of changes in stock options during the nine month period ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at June 30, 2011	194,500	$15.98
Granted	64,500	$12.17
Exercised	(11,250)	$(7.05)
Expired	(37,500)	$(11.86)
Forfeited	(7,500)	$(25.96)
Options outstanding at March 31, 2012	202,750	$15.66

 During the nine month period ended March 31, 2012, stock option grants for 42,000 and 22,500 shares were awarded in January 2012 and November 2011, respectively. The fair value per share of options granted in January 2012 and November 2011 was $3.38 and $3.32, respectively, as estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	January	November
	2012	2011
	Grant	Grant
Expected dividend yield	1.5%	0%
Stock price volatility	34%	33%
Expected life (years)	5 years	5 years
Expected forfeiture rate	0%	0%
Risk-free interest rate	0.8%	0.9%

At March 31, 2012, there was no aggregate intrinsic value for outstanding options because the market price of the Company’s Common Stock at March 31, 2012 was less than the weighted average exercise price of such options.

The weighted average remaining contractual life of options outstanding at March 31, 2012 was 2.7 years.

The expiration dates for the outstanding options at March 31, 2012 are as follows:

Expiration Date of Option	Number of Shares
April 2012	19,500
November 2012	7,500
January 2013	15,750
June 2013	19,250
November 2013	3,750
August 2014	50,000
November 2014	15,000
November 2015	7,500
November 2016	22,500
January 2017	42,000
Total	202,750

Options exercisable at March 31, 2012, totaled 91,563 shares, consisting of 25,162 non-qualified and 66,401 qualified options.

During the nine month periods ended March 31, 2012 and 2011, the fair value of options that vested was $424,191 (38,313 shares) and $399,000 (35,187 shares), respectively. During the nine month period ended March 31, 2012, 11,250 options were exercised. No options were exercised during the nine month period ended March 31, 2011. The weighted average exercise price of exercisable options as of March 31, 2012 was $19.51. At March 31, 2012, there was no aggregate intrinsic value of exercisable options because the market price of the Company’s Common Stock at March 31, 2012 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at March 31, 2012 was 1.4 years.

Restricted Stock

During the nine month periods ended March 31, 2012 and 2011, 40,300 and 33,000 shares, respectively, of restricted stock were granted. These shares vest over a five year period and the cost to recipients is zero.  The aggregate compensation cost for restricted stock granted during the nine month periods ended March 31, 2012 and 2011 was $432,000 and $338,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period.  Restricted stock compensation expense was $353,000 and $338,000 for the nine month periods ended March 31, 2012 and 2011, respectively.  Unrecognized compensation expense for restricted stock at March 31, 2012 amounted to $1,098,000.

A summary of changes in unvested restricted stock awards during the nine month period ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock awards outstanding at June 30, 2011	95,300	$13.46
Granted	40,300	$10.72
Forfeited	(660)	$12.40
Vested	(27,600)	$14.35
Unvested restricted stock awards outstanding at March 31, 2012	107,340	$12.20

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

Note 11 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the nine month period ended March 31, 2012 were as follows:

	Common Stock		Retained	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance June 30, 2011	8,727,143	$30,423,000	$47,902,000	108,121	$(960,000)	$77,365,000
Restricted stock grants	40,300	—	—	—	—	—
Stock based compensation expense	—	595,000	—	—	—	595,000
Purchases of treasury stock	—	—	—	93,954	(966,000)	(966,000)
Stock options exercised	11,250	79,000	—	—	—	79,000
Tax liability from vested restricted stock and exercise of options	—	17,000	—	—	—	17,000
Restricted stock forfeitures	(660)	—	—	—	—	—
Net Income	—	—	4,251,000	—	—	4,251,000
Dividends	—	—	(9,005,000)	—	—	(9,005,000)
Balance March 31, 2012	8,778,033	$31,114,000	$43,148,000	202,075	$(1,926,000)	$72,336,000

At March 31, 2012 and June 30, 2011, 20,000,000 shares of Common Stock, no par value, were authorized.

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

The following table provides selected financial information for each reportable segment for the three month and nine month periods ended March 31, 2012 and 2011:

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Underwater Robotic Vehicles	Corporate Headquarters & Eliminations	Consolidated

Nine Months Ended March 31, 2012
Sales to external customers	$14,215,000	$10,805,000	$1,295,000	$10,838,000	$—	$37,153,000
Intersegment sales	—	143,000	330,000	—	(473,000)	—
Depreciation and amortization	110,000	198,000	216,000	671,000	14,000	1,209,000
Income (loss) before income taxes	3,259,000	3,549,000	185,000	1,587,000	(2,519,000)	6,061,000
Fixed asset additions	811,000	102,000	—	41,000	—	954,000

Three Months Ended March 31, 2012
Sales to external customers	$5,408,000	$3,872,000	$426,000	$3,287,000	$—	$12,993,000
Intersegment sales	—	45,000	127,000	—	(172,000)	—
Depreciation and amortization	54,000	67,000	72,000	226,000	5,000	424,000
Income (loss) before income taxes	1,472,000	1,299,000	54,000	256,000	(871,000)	2,210,000
Fixed asset additions	257,000	52,000	—	23,000	—	332,000

Balance Sheet Data at March 31, 2012
Segment assets	$18,070,000	$15,640,000	$5,808,000	$21,344,000	$19,025,000	$79,887,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

Nine Months Ended March 31, 2011
Sales to external customers	$13,452,000	$11,473,000	$2,219,000	$895,000	$—	$28,039,000
Intersegment sales	—	99,000	297,000	—	(396,000)	—
Depreciation and amortization	151,000	193,000	214,000	214,000	14,000	786,000
Income (loss) before income taxes	3,201,000	4,517,000	843,000	(617,000)	(2,090,000)	5,854,000
Fixed asset additions	212,000	69,000	4,000	16,000	—	301,000

Three Months Ended March 31, 2011
Sales to external customers	$4,049,000	$3,897,000	$540,000	$895,000	$—	$9,381,000
Intersegment sales	—	31,000	84,000	—	(115,000)	—
Depreciation and amortization	54,000	64,000	71,000	214,000	5,000	408,000
Income (loss) before income taxes	877,000	1,618,000	60,000	(617,000)	(648,000)	1,290,000
Fixed asset additions	—	33,000	2,000	16,000	—	51,000

Balance Sheet Data at June 30, 2011
Segment assets	$22,212,000	$15,395,000	$6,072,000	$19,319,000	$24,742,000	$87,740,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

The Company does not allocate income taxes to its segments.

Note 14 – Subsequent Event

On April 26, 2012, the Company’s Board of Directors approved a dividend of $0.05 per common share, which will be paid on July 6, 2012 to stockholders of record on June 6, 2012.

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

Effective January 1, 2011, the Company acquired SeaBotix Inc. (“SBX”), a developer, manufacturer and seller of underwater remotely operated robotic vehicles. SBX has significant sales to the defense industry, federal, state and local governmental units, fire and rescue organizations and educational institutions. Budgetary constraints experienced by these customer groups negatively impacted SBX’s performance during fiscal year 2011 and the quarter ended September 30, 2011. During the three month period ended December 31, 2011, however, SBX’s sales improved significantly as sales for the quarter totaled $6,443,000. During the three month period ended March 31, 2012, SBX’s sales amounted to $3,287,000, an increase of $2,392,000 or 267% from the three month period ended March 31, 2011. Refer to Notes 3, 6, 7, 8 and 13 to Consolidated Financial Statements (Unaudited) for additional information concerning SBX.

Sales for the nine month period ended March 31, 2012 increased to $37,153,000 or 33% over the same period in the prior year. The sales increase was principally due to the inclusion of SBX sales of $10,838,000 for the nine month period in fiscal year 2012. In fiscal year 2011, SBX was only included for a three month period since it was acquired January 1, 2011. For the nine month period ended March 31, 2012, sales for the three marine seismic data acquisition segments amounted to $26,315,000 compared to $27,144,000 for the nine month period ended March 31, 2011. The sales decrease reflects lower sales in the underwater cables and connectors and seismic energy source controllers segments partially offset by higher sales in the seismic energy sources segment.

The Company announced in September 2011 that it had commenced joint development efforts with WesternGeco, a product line of Schlumberger, to develop an environmentally sensitive energy source for marine seismic exploration surveys. The air gun is a bandwidth-controlled source of acoustic waves designed to reduce the potential impact of seismic signals on marine life. This is a multi-phase development project which, if successfully developed and commercialized, could be a significant new development in the marine seismic exploration industry. Expenditures made in support of this project are recorded as research and development expense in the Consolidated Statement of Income. During the nine month period ended March 31, 2012, the Company recorded $403,000 as research and development expense in connection with the joint development efforts.

The Company’s balance sheet remained strong during the nine month period ended March 31, 2012. Working capital amounted to $44,347,000 and the Company remained debt free at March 31, 2012. The Company’s cash position decreased to $20,790,000 at March 31, 2012 from $31,683,000 at June 30, 2011, primarily due to a payment of a special cash dividend of $8,576,000 in December 2011 and a payment of $4,060,000 to the former stockholders of SBX for earnout payments, a purchase price holdback and a pro forma working capital adjustment.

Liquidity and Capital Resources

As of March 31, 2012, the Company believes that current cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs.

At the November 2011 meeting of the Company’s Board of Directors, the Board declared a special cash dividend of $1.00 per share on the Company’s outstanding Common Stock. This special cash dividend, in the aggregate amount of $8,576,000, was paid on December 20, 2011 to stockholders of record on December 6, 2011.

At the January 2012 meeting of the Company’s Board of Directors, the Board approved a quarterly dividend program and declared an initial quarterly dividend of $0.05 per share on the Company’s outstanding Common Stock, which was paid on April 5, 2012 to stockholders of record on March 8, 2012.

Nine Months Ended March 31, 2012

At March 31, 2012, the Company had $20,790,000 in cash and cash equivalents, as compared to June 30, 2011, when it had $31,683,000 in cash and cash equivalents.

For the nine month period ended March 31, 2012, cash flow from operating activities after changes in working capital items was $3,549,000, primarily due to net income adjusted for non-cash items and higher current liabilities, partially offset by higher accounts receivable and inventories. This compared to $3,814,000 of cash flow from operating activities after changes in working capital items for the prior year period, primarily due to net income adjusted for non-cash items and lower accounts receivable, partially offset by higher inventories and lower current liabilities.

For the nine month period ended March 31, 2012, cash used in investing activities was $4,996,000 primarily due to payments made to the former SBX stockholders for a purchase price holdback ($500,000), pro forma working capital adjustment ($1,060,000) and an earn-out payment ($2,500,000), as well as capital expenditures for new and replacement equipment ($954,000). For the prior year period, cash used in investing activities was $11,534,000, due to the purchase of SBX ($11,184,000) and capital expenditures for new and replacement equipment ($301,000) and higher other non-current assets ($49,000).

For the nine month period ended March 31, 2012, cash used in financing activities was $9,446,000, primarily due to payment of a special cash dividend in an aggregate amount of $8,576,000, and repurchases of 93,954 shares of the Company’s Common Stock at an aggregate cost of $966,000 pursuant to the Company’s $10,000,000 stock repurchase program approved by the Company’s Board of Directors in June 2010. For the prior year period, cash used in financing activities was $1,450,000, primarily due to repurchases of the Company’s Common Stock ($877,000) and SBX debt repayment ($539,000).

The Company anticipates that capital expenditures for the remainder of fiscal year 2012 will not exceed $170,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At March 31, 2012 and June 30, 2011, the five customers with the highest accounts receivable balances represented 60% and 66% of the consolidated accounts receivable balances on those dates, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Contractual Obligations

There have been no changes in the Company’s future minimum lease payments as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 relating to its non-cancelable operating leases with terms in excess of one year except as noted in the following paragraph.

In September 2011, SBX entered into a lease extension for its administration/engineering/sales building. The impact of this extension was to increase the Company’s future minimum lease payments from $1,441,000 through the fiscal year ending June 30, 2014 to $1,986,000 through the fiscal year ending June 30, 2017.

The Company had no long-term borrowings, capital leases, purchase obligations or other long term liabilities at March 31, 2012.

Results of Operations

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Consolidated sales for the nine month period ended March 31, 2012 totaled $37,153,000, an increase of $9,114,000 or 33% from the nine month period ended March 31, 2011. The change in net sales from the prior year period by reportable segment was as follows: seismic energy sources increased by $763,000 (6%), underwater cables and connectors decreased by $668,000 (6%), seismic energy source controllers decreased by $924,000 (42%), and underwater robotic vehicles increased by $9,943,000. In fiscal year 2011, SBX’s sales were for only a three month period, rather than a nine month period, due to the January 1, 2011 acquisition date.

Higher sales in the seismic energy sources segment was primarily due to increased air gun replacement parts business. Lower sales in the underwater cables and connectors segment reflects lower marine seismic exploration activity in the Gulf of Mexico since the Deepwater Horizon incident partially offset by higher SSMS sales. Lower sales in the seismic energy source controllers segment reflects decreasing demand for analog controllers. A digital controller has been developed and is currently in final field testing.

Consolidated gross profit as a percentage of consolidated sales was 47% for the nine month period ended March 31, 2012 versus 48% for the nine month period ended March 31, 2011.  The decrease in the gross profit percentage was caused primarily by sales mix in the underwater cables and connectors segment and lower manufacturing efficiencies due to the sales decrease in the seismic energy source controllers segment.

Research and development (“R&D”) costs increased by $1,062,000 or 178% in the nine month period ended March 31, 2012 from the nine month period ended March 31, 2011. The increase is primarily due to R&D of SBX, which amounted to $1,004,000 versus $331,000 for the nine month period ended March 31, 2011. In fiscal year 2011, R&D of SBX was for only a three month period, rather than a nine month period, due to the January 1, 2011 acquisition date. In addition, during the nine month period ended March 31, 2012 costs of $403,000 were incurred associated with a joint development project with WesternGeco to develop an environmentally sensitive seismic energy source.

Selling, general and administrative (“SG&A”) expenses increased by $2,572,000 or 36% in the nine month period ended March 31, 2012 from the nine month period ended March 31, 2011. SG&A for the nine months ended March 31, 2012 and 2011 includes SBX in the amount of $2,713,000 and $714,000, respectively. In fiscal year 2011, SG&A of SBX was for only a three month period, rather than a nine month period, due to the January 1, 2011 acquisition date. Excluding SBX, SG&A increased by $573,000 or 9%, primarily due to higher compensation expense ($473,000), professional fees ($164,000) and bad debt expense ($110,000), partially offset by lower travel expense ($128,000).

Interest income decreased by $114,000 or 49% in the nine month period ended March 31, 2012 from the nine month period ended March 31, 2011, primarily due to lower average cash and cash equivalent balances.

The provision for income taxes for the nine month period ended March 31, 2012 was $1,810,000, an effective tax rate of 30%.   This rate was lower than the federal statutory rate of 34%, due to tax benefits associated with the domestic manufacturer’s deduction and the R&D tax credit partially offset by state income taxes and non-deductible expenses. The provision for income taxes for the nine month period ended March 31, 2011 was $1,713,000, an effective tax rate of 29%.  This rate was lower than the federal statutory rate of 34% due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by non-deductible expenses.

The above mentioned factors resulted in an increase in net income for the nine month period ended March 31, 2012 to $4,251,000, compared to net income of $4,141,000 for the nine month period ended March 31, 2011.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Consolidated sales for the three month period ended March 31, 2012 totaled $12,993,000, an increase of $3,612,000 or 39% from the three month period ended March 31, 2011.  The change in sales by reportable segment was as follows: seismic energy sources increased by $1,359,000 (34%), underwater cables and connectors decreased by $25,000 (1%), seismic energy source controllers decreased by $114,000 (21%), and underwater robotic vehicles increased by $2,392,000 (267%).

Higher sales in the seismic energy sources segment was primarily due to increased air gun replacement parts business. Lower sales in the seismic energy source controllers segment was due to decreasing demand for analog controllers. A digital controller has been developed and is currently in final field testing. Higher sales in the underwater robotic vehicles segment was primarily due to increased revenues attributable to the new vLBV robotic vehicle and increased revenues from other robotic vehicle products as demand from SBX’s major customer groups increased.

Consolidated gross profit as a percentage of consolidated sales was 46% for the three month period ended March 31, 2012, unchanged from the three month period ended March 31, 2011.

R&D costs increased by $128,000 or 31% in the three month period ended March 31, 2012 from the three month period ended March 31, 2011. The increase is primarily due to costs associated with a joint development project with WesternGeco to develop an environmentally sensitive seismic energy source.

SG&A increased by $570,000 or 21% in the three month period ended March 31, 2012 from the three month period ended March 31, 2011, primarily due to higher compensation expense ($327,000), professional fees ($110,000) and bad debt expense ($97,000).

Interest income decreased by $35,000 or 54% in the three month period ended March 31, 2012 from the three month period ended March 31, 2011, primarily due to lower average cash and cash equivalent balances.

The provision for income taxes for the three month period ended March 31, 2012 was $625,000, an effective tax rate of 28%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and the R&D tax credit, partially offset by state income taxes. The provision for income taxes for the three month period ended March 31, 2011 was $263,000, an effective tax rate of 20%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and the R&D tax credit, partially offset by state income taxes.

The above mentioned factors resulted in an increase in net income for the three month period ended March 31, 2012 to $1,585,000 compared to net income of $1,027,000 for the three month period ended March 31, 2011.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The inventory valuation reserve at March 31, 2012 and June 30, 2011 was $911,000 and $768,000, respectively.  At March 31, 2012 and June 30, 2011, approximately $1,165,000 and $978,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the inventory valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the nine month period ended March 31, 2012, the inventory valuation reserve was increased by $143,000 and no items were scrapped or disposed.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.  The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment were to change, a charge or a benefit would be recorded in the Consolidated Statement of Income.  The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2012 and June 30, 2011 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Impairment Testing of Goodwill and Intangible Assets with Indefinite Lives

As required by ASC 350, “Intangibles – Goodwill and Other,” the Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. A-G and RTS goodwill was tested for impairment at June 30, 2011, and the tests indicated no impairment of the goodwill balances.  SBX goodwill was tested for impairment at December 31, 2011, and the test indicated no impairment of the goodwill balance. The Company also reviewed goodwill at the A-G, RTS and SBX reporting units at March 31, 2012, and such review did not result in any indicators of impairment.

Goodwill represents approximately 22% of the Company’s total assets at March 31, 2012. The evaluation of goodwill impairment is thus a significant estimate by management.  Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.  See Notes 2, 3 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2011 and the test indicated no impairment. The Company reviewed intangible assets with indefinite lives at March 31, 2012 and such review did not result in any indicators of impairment.

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

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. The Company did not repurchase any shares of its Common Stock during the three month period ended March 31, 2012. As of March 31, 2012, $8,074,000 remained available for repurchase under the existing repurchase authorization.

Item 6 – Exhibits

10.1	Amendment to Stock Purchase Agreement effective as of February 21, 2012 by and between Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc., by and through their authorized representative, Donald Rodocker (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated February 21, 2012 and filed with the Commission on February 22, 2012).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income (Unaudited) for the three months and nine months ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets at March 31, 2012 (Unaudited) and June 30, 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements (Unaudited) tagged as blocks of text.***

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: May 8, 2012	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2012	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Stock Purchase Agreement effective as of February 21, 2012 by and between Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc., by and through their authorized representative, Donald Rodocker (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated February 21, 2012 and filed with the Commission on February 22, 2012).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income (Unaudited) for the three months and nine months ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets at March 31, 2012 (Unaudited) and June 30, 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements (Unaudited) tagged as blocks of text.***

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

