Form 10-K
period 2012-06-30
BOLT TECHNOLOGY CORP
filed 2012-09-14
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates (based on the closing sale price on the NASDAQ Global Select Market) on December 31, 2011 (the last day of the registrant’s most recently completed second fiscal quarter): $94,100,000

As of September 7, 2012 there were 8,591,258 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after June 30, 2012, are incorporated herein by reference into Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about anticipated financial performance, future revenues or earnings, dividends, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, (v) the risk of fluctuations in future operating results, (vi) risks associated with global economic conditions, (vii) risk of changes in environmental or regulatory matters, and (viii) other risks detailed in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “may,” “could,” “should,” and similar expressions are intended to identify forward-looking statements.

PART I

Preliminary Note: In this Annual Report on Form 10-K, we refer to Bolt Technology Corporation and its subsidiaries as “we,” “our,” “us,” “the registrant” or “the Company,” unless the context clearly indicates otherwise.

Item 1. Business

The Company consists of four operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). Each of these operating units is reported as a separate reportable segment for all periods presented in the Consolidated Financial Statements. Bolt, A-G and RTS products are used in marine seismic exploration surveys to acquire seismic data. Bolt develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts and is referred to as the “seismic energy sources” segment. A-G develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems and is referred to as the “underwater cables and connectors” segment. RTS develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment and is referred to as the “seismic energy source controllers” segment. SBX develops, manufactures and sells underwater remotely operated robotic vehicles and is referred to as the “underwater robotic vehicles” segment. Refer to “Segment Financial Information” below and Note 13 to Consolidated Financial Statements for additional information concerning our segments and customers.

Bolt, A-G and RTS provide products to the marine seismic exploration industry. Marine seismic exploration typically involves sophisticated ocean-going vessels deployed by large, multi-national firms to acquire data about the geological formations under the ocean bed. The industry standard to acquire such data is to use an energy source to create acoustic waves that penetrate the ocean bed, capture the waves as they reflect back to the ocean surface, transmit data to the seismic vessel and then, using complex computer models, create a visualization of the structures under the ocean bed. The visualization is interpreted by geoscientists to identify subsurface formations conducive to the accumulation of hydrocarbons.

The Bolt, A-G and RTS product lines are comprised of certain components used in the acquisition of marine seismic data: the seismic energy source (air guns), the connection between the energy source and the vessel (underwater cables and connectors, including hydrophones, depth and pressure transducers and seismic source monitoring systems), and the controller that controls and synchronizes the performance of the energy source.

Sales of Bolt, A-G and RTS products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on crude oil and natural gas prices and global economic conditions. In the fiscal year ended June 30, 2012, crude oil prices increased and marine seismic exploration activity increased. For fiscal years ended June 30, 2012, 2011 and 2010, sales attributable to the seismic energy sources reportable segment were $19,311,000, $18,149,000 and $14,801,000, respectively; sales attributable to the underwater cables and connectors reportable segment were $15,473,000, $15,391,000 and $12,624,000, respectively, and sales attributable to the seismic energy source controllers reportable segment were $2,482,000, $2,743,000 and $4,060,000, respectively.

On January 6, 2011, Bolt acquired all of the outstanding shares of capital stock of SeaBotix Inc. effective January 1, 2011. SBX’s sales for the twelve month period ended June 30, 2012 amounted to $15,344,000. Refer to Note 2 to Consolidated Financial Statements for additional information concerning SBX.

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

Segment Financial Information

We have four reportable segments:

•	The seismic energy sources reportable segment (Bolt) develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts.
•	The underwater cables and connectors reportable segment (A-G) develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems.
•	The seismic energy source controllers reportable segment (RTS) develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment.
•	Effective January 1, 2011, the Company acquired SBX and established the underwater robotic vehicles segment as our fourth reportable segment. The underwater robotic vehicles segment (SBX) develops, manufactures and sells underwater remotely operated robotic vehicles.

Refer to Note 13 to Consolidated Financial Statements for additional information concerning our reportable segments.

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

The Company sells marine air guns that create acoustic waves that penetrate the ocean bed. Certain marine air guns are designed to maximize the period between routine air gun maintenance and to provide characteristics that are advantageous to geoscientists in designing surveys while other marine air guns are designed to maximize operating efficiency and acoustic output through a configuration that permits the implementation of simplified multi-gun arrays. These arrays produce less towing drag and provide ease of deployment and shielding of fragile hoses and cables from the high pressure air blasts released by the air gun. Our marine air guns sell for prices ranging from approximately $14,000 to $41,000, depending on the gun specifications. In addition to marine air guns, the Company manufactures and sells air guns for specific applications, such as for use in existing wells.

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

Underwater Cables and Connectors

The Company’s marine cables and connectors provide the link from the air gun to the seismic exploration vessel. They are injection molded of thermoplastic polyurethane designed for use with marine air gun firing lines, bulkhead connectors and other underwater connectors required in seismic vessel operations. The Company also develops, manufactures and sells hydrophones, and depth and pressure transducers for use with marine air guns in a high shock environment. The purpose of the hydrophone and depth and pressure transducers is to provide “near field” measurements of the outgoing energy waveforms from marine air guns and pressure monitoring. The Company’s hydrophones and depth and pressure transducers relay critical data from the field near the air gun to the seismic vessel. The Company also develops and manufactures seismic source monitoring systems, used to measure air gun depth, air pressure, and “near field” energy output for each gun array and to provide high pressure air flow control.

The Company’s cables and connectors, hydrophones and transducers, and seismic source monitoring systems, are used with air guns manufactured by the Company as well as air guns manufactured and sold by others.

Seismic Energy Source Controllers

This segment develops, manufactures and sells controllers and synchronizers, including data loggers and auxiliary equipment, for seismic energy sources (air guns). The Company’s seismic energy source controllers control and synchronize up to 96 air guns in a single seismic exploration vessel. Our seismic energy source controllers and synchronizers are used with air guns manufactured by us as well as air guns manufactured and sold by others.

Underwater Robotic Vehicles

Effective January 1, 2011, Bolt acquired all of the outstanding shares of capital stock of SeaBotix Inc. SBX is a manufacturer of mini underwater remotely operated vehicles (“ROV”), including the Little Benthic Vehicle (“LBV”) and the vectored Little Benthic Vehicle (“vLBV”). These ROVs can perform a multitude of tasks including maritime security, search and recovery, hull and pipeline inspection, hazardous environment intervention, aquaculture, and oceanographic research. Depth rated down to 4,000 meters, the LBV and the vLBV can be fitted with a variety of accessories, including sonar, high definition cameras, scaling lasers, a crawler system, water quality instruments, a tether management system, a launch and recovery system, and Work-Class ROV fly-outs. SBX major customer groups include the defense industry, federal, state and local governmental units, fire and rescue organizations and educational institutions. Refer to Note 2 to Consolidated Financial Statements for additional information concerning SBX.

Long-lived Assets

Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets and other non-current assets. All of the Company’s long-lived assets are located in the United States. As of June 30, 2012 and 2011, the Company’s long-lived assets totaled $30,244,000 and $31,439,000, respectively.

Foreign Sales

During fiscal years 2012, 2011 and 2010, approximately 68%, 79% and 78%, respectively, of the Company’s sales were from shipments to customers outside the United States or to foreign locations of United States customers. The decrease in the percentage of foreign sales in fiscal year 2012 was primarily due to the inclusion of a full fiscal year of sales of SBX. Refer to Note 13 to Consolidated Financial Statements for information regarding the geographic distribution of sales.

Backlog

The dollar amount of current backlog in all four reportable segments is not considered to be a reliable indicator of future sales because of the relatively short period (generally less than 60 days) between order and shipment dates for our products.

Competition

The products manufactured by our seismic energy sources segment compete primarily with seismic energy sources manufactured by Sercel Inc., a subsidiary of Compagnie Generale de Geophysique-Veritas. The Company’s principal competitor in the underwater cables and connectors segment is ION Geophysical Corporation. The Company’s principal competitor in the seismic energy source controllers segment is Seamap, a division of Mitcham Industries, Inc. The Company’s principal competition in the underwater robotic vehicles segment is VideoRay LLC and Saab Seaeye Limited, a subsidiary of Saab Underwater Systems AB.

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

Marketing of the Company’s underwater robotic vehicles is principally performed by U.S. based salaried sales personnel and a network of 25 distributors (5 — U.S. based; 20 — foreign based). The principal marketing techniques are direct sales visits to current and potential customers, product demonstrations and participation at industry trade shows and meetings.

In general, marine seismic data acquisition products are sold on standard 30-day credit terms. In certain instances, we require our customers to furnish letters of credit payable upon shipment or to provide advance payments. In general, the SBX underwater robotic vehicle products are sold to distributors on standard 30-day credit terms with a 5% discount if the invoice is paid within 20 days of the billing date. In addition, sales to direct customers typically require a 40% advance deposit with the balance due prior to shipment. In certain instances, SBX requires foreign customers to furnish letters of credit payable upon receipt or acceptance of the product. In limited cases, the Company allows customers extended payment terms in all segments.

Research and Development

During fiscal years 2012, 2011 and 2010, we spent $2,066,000, $733,000 and $373,000, respectively, to develop new products and to improve existing products. The increase in research and development (“R&D”) expense in fiscal year 2012 versus 2011 is primarily due to costs associated with a joint development project with WesternGeco to develop an environmentally sensitive energy source and higher SBX R&D expense.

Employees

As of June 30, 2012, we employed 176 people on a full-time basis, all of whom are employed in the United States. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that relations with employees are good.

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

Historically, a significant portion of our marine seismic data acquisition segment sales has been attributable to a small number of customers. The table set forth below indicates the customers accounting for 10% or more of consolidated sales in fiscal years 2012, 2011 or 2010.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Compagnie Generale de Geophysique-Veritas	17%	23%	23%
Polarcus Limited	10%	18%	9%
Bureau of Geophysical Prospective, Inc. (China)	1%	1%	11%

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

Executive Officers of Bolt Technology Corporation

Set forth below are the ages of and offices held by the Company’s executive officers as of September 13, 2012.

Name	Age	Present Position
Raymond M. Soto	73	Chairman, Chief Executive Officer and Director
Michael C. Hedger	57	President, Chief Operating Officer and Director; President A-G Geophysical Products, Inc.
Joseph Espeso	70	Senior Vice President — Finance, Chief Financial Officer, Treasurer, Assistant Secretary and Director
William C. Andrews	52	Vice President — Administration and Compliance and Secretary

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

The global economic recession that began in 2008 caused a decrease in the demand for crude oil and natural gas. This, in turn, resulted in a slowdown in marine seismic exploration activity and a decrease in the demand for many of the Company’s seismic data acquisition products. Although economic conditions have shown some general improvement, economic conditions remain uncertain, including with respect to the European Union countries and possible slowing of economic growth in China. If economic conditions continue to remain uncertain or deteriorate, marine seismic exploration activity could be reduced, resulting in declines in demand for our seismic data acquisition products.

Stagnant economic conditions also could negatively impact the ability of our customers to pay for products provided by the Company either on a timely basis or at all. The Company may incur goodwill impairment losses if stagnant economic conditions result in lower demand for products sold by its subsidiaries. Any of the foregoing could have a material adverse effect on our liquidity and/or results of operations and financial condition. In addition, if uncertain economic conditions and tight credit market conditions continue to exist, the market value of our Common Stock could remain at its current level or decrease unrelated to our operating performance or prospects.

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

Crude oil and natural gas prices are typically volatile and are affected by many factors, including:

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

The Deepwater Horizon rig explosion in the Gulf of Mexico in 2010 may have long term effects on regulation of offshore exploration in the U.S. Gulf of Mexico and in other areas around the world. Such regulations could negatively impact our business.

It remains uncertain if the 2010 Deepwater Horizon rig explosion in the Gulf of Mexico will lead the United States or other countries to further regulate offshore drilling. Additional governmental regulation could cause substantial increases in costs or delays in drilling or other operations, including marine seismic exploration activities. Such increases or delays could result in a reduced demand for our marine seismic data acquisition products.

Changes in environmental requirements relating to climate change may result in a decline in crude oil and natural gas exploration and production.

State and national governments and state, national and international agencies have been evaluating climate related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could reduce the worldwide demand for crude oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture and use of carbon dioxide that could also reduce the demand for crude oil and natural gas. Such reduction in demand for crude oil and natural gas could negatively affect the demand for our marine seismic data acquisition products and could have a material adverse impact on our business.

Technological change in the marine seismic and underwater robotic vehicles industries and/or changes in environmental or other laws or regulations may render our technology obsolete and require us to make substantial research and development expenditures.

The market for our products is characterized by changing technology and new product introductions. Our marine seismic data acquisition and/or underwater robotic vehicle technologies may become obsolete due to the introduction of a superior technology or changes in environmental or other laws and regulations. In addition, increased regulation for the protection of the environment, including marine life, or other changes in laws and regulations by the U.S. or foreign regulatory authorities, could necessitate changes in our technology or development of new technology to conform to such regulatory requirements. We may be required to invest substantial capital to develop and produce new and enhanced products to stay abreast of technological change or changes in environmental or other laws and regulations. We have no assurance that we will receive an adequate rate of return on such investment. If we are unable to stay abreast of technological change or changes in environmental or other laws and regulations, we will be unable to compete effectively in the future. If we are not competitive, our business, results of operations and financial condition will be materially, adversely affected.

Loss of any major customer or consolidation among major customers could materially and adversely impact our results of operations and financial condition.

In our marine seismic data acquisition segments, we have a concentration of business with a small number of major customers who are independent contractors performing marine seismic surveys on behalf of major oil companies. Sales to these major customers are significant in relation to our consolidated revenues. In addition, a large percentage of our consolidated accounts receivable balance at the end of any accounting period is from these customers. Purchases of the Company’s products by these customers are typically based on a purchase order or contract relating to a specific order. The loss of any major customer or a significant decrease in the amount of its purchases could have a material and adverse impact on our results of operations and financial condition. This risk would increase if consolidation of oil service companies continues. Additional information relating to concentration of business with a small number of major customers is provided in Note 13 to Consolidated Financial Statements.

We derive a significant amount of our revenues from sales to customers in foreign countries, which pose additional risks including economic, political and other uncertainties.

Our foreign sales are significant in relation to consolidated sales. In fiscal year 2012, sales outside of the United States accounted for approximately 68% of our consolidated net sales. We believe that export sales will remain a significant percentage of our revenue. Our sales contracts are denominated in U.S. dollars. Fluctuations in foreign exchange rates could make it more difficult for our overseas customers to meet their U.S. dollar obligations. In addition, sales of our products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete seismic energy source systems within those geographic areas and receiving payment from these customers. Furthermore, restrictions under the Foreign Corrupt Practices Act or similar legislation in other countries, or trade embargoes or similar restrictions imposed by the U.S. or other countries, could limit our ability to do business in certain foreign countries. These factors could materially adversely affect our results of operations and financial condition. Refer to Note 13 to Consolidated Financial Statements for additional information relating to foreign sales.

We derive a significant amount of our underwater robotic vehicle revenues from specific major customer groups.

Sales to the defense industry, federal, state and local governmental units, fire and rescue organizations and educational institutions for our underwater robotic vehicles segment are significant for the segment. These customer groups pose additional risks due to economic and political conditions and other uncertainties. Budgetary constraints, funding cuts or changes in the economic and/or the political climate could have a material, adverse effect on the sales and profitability of the underwater robotic vehicles segment.

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

Our consolidated goodwill balance at June 30, 2012 accounts for approximately 21% of our total assets at that date. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets of the business. Our goodwill balance relates exclusively to the acquisition of subsidiaries. Generally accepted accounting principles require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate non-cash charge to earnings with a corresponding reduction in goodwill. Refer to Notes 1, 2 and 5 to Consolidated Financial Statements for additional information relating to goodwill.

An impairment of other intangible assets could reduce our earnings and stockholders’ equity.

Our consolidated other intangibles assets balance at June 30, 2012 accounts for approximately 10% of our total assets at that date. Other intangible assets arose primarily from the acquisition of trade name, technology and customer/distributor relationship assets in connection with the RTS and SBX acquisitions. Generally accepted accounting principles require us to test for impairment of intangible assets with definite and indefinite lives annually, or more frequently, if there are indicators of impairment. If we were to determine that any of our remaining balance of other intangible assets was impaired, we would record an immediate non-cash charge to earnings with a corresponding reduction in other intangible assets. Refer to Notes 1, 2 and 6 to Consolidated Financial Statements for additional information relating to other intangible assets.

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

Certain of the proprietary technologies used in our products are not patent protected. We rely on a combination of patents, trade secrets, confidentiality procedures and contractual provisions, and common law protections to protect our proprietary technologies. Despite our efforts to protect our proprietary rights, our competitors may attempt to copy aspects of our products or may design around the proprietary features of our products. Also, the laws of certain foreign countries do not offer as much protection for proprietary rights as the laws of the United States. Further, obtaining, maintaining or defending intellectual property rights in many countries is costly. The costs of pursuing any intellectual property claim against a third party, whether in the United States or in a foreign country, could be significant.

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

Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to larger companies. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees, except for employment agreements with our Chief Executive Officer, our President and certain SBX employees. Joseph Mayerick, Jr., our Senior Vice President — Marketing, retired from the Company as of June 30, 2012. We anticipate a smooth transition of Mr. Mayerick’s duties and responsibilities, but there is no assurance that will be the case, or that any of our other senior management or other key personnel will continue in such capacity for any particular period of time. If we lose the services of one or more of our senior management or other key employees and are not successful in filling such positions(s), our operations may be materially, adversely affected.

Provisions in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our stockholders to sell their shares for a premium.

Our certificate of incorporation and bylaws contain certain provisions that could have the effect of delaying or preventing a third party from obtaining control of the Company. These provisions may reduce or eliminate our stockholders’ ability to sell their shares of Common Stock at a premium. They include a classified board, regulation of the nomination and election of directors, limitations on who may call special stockholder meetings and requirement of the vote of the holders of 95% of all shares of our stock to authorize certain business combinations.

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

We have a significant contingent earnout liability relating to the acquisition of SeaBotix Inc. which may adversely affect our liquidity and financial condition and results of operations.

Under the terms of the stock purchase agreement for the acquisition of SeaBotix Inc., we may be obligated to pay additional earnout payments during the three year period ending December 31, 2014 if SBX’s annual gross revenues exceed $10,000,000, subject to a minimum gross profit percentage. As of June 30, 2012, the Company had accrued $5,000,000 for such potential earnout payments, based on management’s assessment of the likelihood that certain revenue levels will be achieved requiring earnout payments. If in the future, management assesses that higher revenue levels are likely to be achieved, then we will need to accrue additional amounts. Such additional accrual could adversely impact our liquidity, financial condition and results of operations. Refer to Note 2 to Consolidated Financial Statements for additional information relating to the SBX acquisition.

Investors should not rely on the future payment of quarterly dividends as a way to realize any future gains on their investment.

In January 2012, our Board of Directors authorized and approved the institution of a quarterly dividend program, with dividends, if declared, payable in January, April, July and October. The decision to declare a quarterly dividend and the amount, timing and payment of any such quarterly dividend declared, are at the discretion of the Board. Factors in any decision to declare a quarterly dividend would include the amount of funds legally available and an evaluation of the Company’s financial condition, capital requirements, future prospects and other factors deemed relevant by the Board. Accordingly, investors should not rely on the future payment of quarterly dividends as a way to realize any future gains on their investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain information with respect to the Company’s principal properties.

Location	Nature of Property	Segment	Approximate Area (Sq. Feet)	Calendar Year of Lease Expiration
Norwalk, Connecticut	Manufacturing	(1)	21,600	2018+
Norwalk, Connecticut	Administration/Engineering/Sales	(1)	6,600	2018+
Fredericksburg, Texas	Administration/Manufacturing/Sales	(2)	7,000	2013*
Cypress, Texas	Administration/Manufacturing/Sales	(3)	32,500	—**
San Diego, California	Administration/Engineering/Sales	(4)	6,900	2016*
San Diego, California	Manufacturing	(4)	8,900	2013
San Diego, California	Warehouse	(4)	2,000	2012

+	Extended in fiscal year 2012.
*	These leases are related-party leases.
**	The Cypress, Texas facility is owned by the Company.
(1)	Seismic Energy Sources Segment
(2)	Seismic Energy Source Controllers Segment
(3)	Underwater Cables and Connectors Segment
(4)	Underwater Robotic Vehicles Segment

The Company’s products are manufactured and assembled at facilities located in Norwalk, Connecticut (seismic energy sources), Cypress, Texas (underwater cables and connectors), Fredericksburg, Texas (seismic energy source controllers) and San Diego, California (underwater robotic vehicles). In the opinion of the Company’s management, the properties described above are in good condition and repair and are suitable and adequate for the Company’s purposes. The properties are currently fully utilized and, operating in conjunction with second shifts, overtime and strategic out-sourcing, provide sufficient productive capacity.

Item 3. Legal Proceedings

The Company is not aware of any material pending litigation or legal proceedings to which Bolt or any of its subsidiaries is a party or to which any of its properties are subject.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock trades on The NASDAQ Global Select Market under the symbol “BOLT.” The following table sets forth the high and low sales prices for our Common Stock and dividends declared per share for the quarters indicated:

Fiscal Year 2012	High	Low	Dividends Per Share
First Quarter	$14.04	$9.70	$—
Second Quarter	12.50	9.56	1.00
Third Quarter	16.09	11.24	.05
Fourth Quarter	15.96	11.91	.05

Fiscal Year 2011	High	Low	Dividends Per Share
First Quarter	$10.35	$8.45	$—
Second Quarter	15.35	10.25	—
Third Quarter	15.27	12.37	—
Fourth Quarter	15.30	11.56	—

Holders

The number of stockholders of record at August 27, 2012 was 331. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

Dividends

At the November 2011 meeting of the Company’s Board of Directors, the Board declared a special cash dividend of $1.00 per share on the Company’s outstanding Common Stock. This special cash dividend, in the aggregate amount of $8,576,000, was paid on December 20, 2011 to stockholders of record on December 6, 2011.

At the January 2012 meeting of the Company’s Board of Directors, the Board approved a quarterly dividend program and declared an initial quarterly dividend of $0.05 per share on the Company’s outstanding Common Stock, which was paid on April 5, 2012 to stockholders of record on March 8, 2012. A second quarterly dividend ($0.05 per share) was paid on July 6, 2012 to stockholders of record on June 6, 2012.

Equity Compensation Plan Information

The information required by this Item 5 with respect to Equity Compensation Plan Information is set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report on Form 10-K and incorporated herein by reference.

Performance Graph

The following graph and table compare total stockholder return on our Common Stock for the five-year period ending June 30, 2012, with the Standard & Poor’s SmallCap 600 Index and ValueLine’s Oilfield Services Industry Index over the same period. This comparison assumes the investment of $100 on June 30, 2007. The information in the graph is being furnished pursuant to SEC rules, and the stockholder return set forth is not intended to forecast, and is not necessarily indicative of, future performance.

Comparison of Five-Year Cumulative Total Return*
Bolt Technology Corporation, Standard & Poor’s SmallCap 600 Index
and ValueLine’s Oilfield Services Industry Index
(Performance Results Through June 30, 2012)

*	Cumulative total return assumes reinvestment of dividends.

Assumes $100 invested at the close of trading on June 30, 2007 in Bolt Technology Corporation Common Stock, Standard & Poor’s SmallCap 600 Index and ValueLine’s Oilfield Services Industry Index.

	June 30,
	2007	2008	2009	2010	2011	2012
Bolt Technology Corporation	$100.00	$76.86	$38.28	$29.80	$42.22	$55.95
Standard & Poor’s SmallCap 600 Index	100.00	85.33	63.73	78.79	107.97	109.51
ValueLine’s Oilfield Services Industry Index	100.00	134.70	71.83	82.36	140.44	114.39

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

Item 6. Selected Financial Data

The following table has been derived from the Company’s audited financial statements and sets forth selected consolidated financial data with respect to the Company and its subsidiaries. This information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes provided elsewhere in this Annual Report on Form 10-K. The amounts for the fiscal years ended June 30, 2012 and 2011 reflect the acquisition of SBX as of January 1, 2011. Refer to Notes 2, 9 and 13 to Consolidated Financial Statements for further information regarding SBX.

	For the Fiscal Years Ended June 30,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Income Statement Data:
Sales	$52,610	$38,858	$31,485	$48,876	$61,635
Costs and expenses:
Cost of sales	27,872	20,138	15,942	24,756	33,164
Research and development	2,066	733	373	289	272
Selling, general and administrative	13,434	10,293	8,280	8,739	8,228
Adjustment of contingent earnout liability	4,500	—	—	—	—
Interest income	(139)	(281)	(414)	(432)	(191)
	47,733	30,883	24,181	33,352	41,473
Income from continuing operations before income taxes	4,877	7,975	7,304	15,524	20,162
Provision for income taxes	2,895	2,448	2,350	5,023	6,453
Income from continuing operations	1,982	5,527	4,954	10,501	13,709
Discontinued operations, net of taxes	—	—	—	—	860
Net income	$1,982	$5,527	$4,954	$10,501	$14,569
Per Share Data:
Earnings per share – basic
Income from continuing operations	$0.23	$0.65	$0.58	$1.22	$1.60
Discontinued operations, net of taxes	—	—	—	—	0.10
Net income	$0.23	$0.65	$0.58	$1.22	$1.70
Earnings per share – diluted
Income from continuing operations	$0.23	$0.65	$0.58	$1.22	$1.60
Discontinued operations, net of taxes	—	—	—	—	0.10
Net income	$0.23	$0.65	$0.58	$1.22	$1.70
Average number of common shares outstanding:
Basic	8,592	8,511	8,596	8,585	8,581
Diluted	8,596	8,535	8,614	8,590	8,587
Cash dividends	$9,434	$—	$—	$—	$—
Financial data at June 30:
Working capital	$45,303	$48,829	$55,802	$49,935	$39,175
Total assets	82,714	87,740	74,821	70,524	61,867
Long term debt	—	—	—	—	—
Stockholders’ equity	69,818	77,365	71,955	66,468	55,517

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements about our business, the demand for our products and future results. Please refer to the explanation of the qualifications and limitations on forward-looking statements in the “Note Regarding Forward-Looking Statements” section on page 1 of this Annual Report on Form 10-K. All forward looking statements are qualified by the “Risk Factors” section contained in Item 1A of this Annual Report on Form 10-K.

Overview

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles. The Company’s four operating units, each of which is considered to be a separate reportable segment, consist of: seismic energy sources, underwater cables and connectors, seismic energy source controllers and underwater robotic vehicles. Refer to Note 13 to Consolidated Financial Statements for further information on reportable segments.

Sales of the Company’s products in the three segments dedicated to marine seismic data acquisition equipment (seismic energy sources, underwater cables and connectors and seismic energy source controllers) are generally related to the level of worldwide oil and gas exploration and development activity, which is typically based on current and projected crude oil and natural gas prices. Sales of the Company’s underwater robotic vehicles are generally related to the demand from government and quasi-government units.

During the past three fiscal years, the combined sales for the marine seismic data acquisition segments have improved from $31,485,000 in fiscal year 2010, to $36,283,000 in fiscal year 2011, and to $37,266,000 in fiscal year 2012. These improved sales levels reflect higher marine seismic exploration activity in fiscal years 2011 and 2012.

The Company is hopeful that the improvement in sales in the marine seismic data acquisition segments will continue in fiscal year 2013 based on customer orders and inquiries. In addition, RTS’s Smart Energy Source, a digital gun controller that also provides sophisticated near field measurements, is planned for market introduction in fiscal year 2013. The outlook for these segments remains strong based on the continuing necessity to discover offshore hydrocarbon reserves as reserves in existing fields are depleted. There can be no assurance, however, that improved sales and earnings will continue next year due to the marine seismic industry’s dependency on crude oil and gas prices, as well as the continuing global economic and political uncertainty.

Effective January 1, 2011, the Company acquired SeaBotix Inc., a developer, manufacturer and seller of underwater remotely operated robotic vehicles. SBX’s sales for the Company’s fiscal year 2011 amounted to $2,575,000 representing only six months of activity due to the January 1, 2011 acquisition date. In fiscal year 2012, SBX’s sales increased to $15,344,000 reflecting its successful introduction of new products, the easing of budgetary constraints previously experienced by its major customer groups, including the U.S. defense budget, and federal, state and local governmental units, overall improvement in economic conditions and the inclusion of the full twelve months of SBX activity. However, SBX’s sales growth remains dependent on higher demand from its major customer groups, fluctuations in government budget levels and continued competitive success in the marketplace. Refer to Notes 2, 9 and 13 to Consolidated Financial Statements for additional information concerning SBX.

The Company had an accrued estimated contingent earnout liability to the former SBX stockholders at June 30, 2011 of $3,000,000. An earnout payment in the amount of $2,500,000 was made in February 2012, reducing the balance of the accrual to $500,000 at March 31, 2012. Based on SBX’s increased sales in fiscal year 2012, and anticipated SBX sales over the remaining earnout period ending on December 31, 2014, the Company increased the estimated contingent earnout liability from $500,000 at March 31, 2012 to $5,000,000 at June 30, 2012. The $4,500,000 increase to the contingent earnout liability was charged to the Consolidated Statement of Income in fiscal year 2012. This adjustment is a non-cash item and is also a nondeductible expense for income tax purposes. Including this earnout adjustment, the Company’s basic and diluted earnings per share for fiscal year 2012 was $0.23. Excluding the earnout adjustment, the Company’s basic and diluted earnings per share would have been $0.75. Although the $4,500,000 adjustment was a substantial charge to operating results in fiscal year 2012, it is also an indicator that estimated sales and earnings for SBX over the earnout period ending December 31, 2014 are anticipated to be substantially higher than at acquisition.

The Company announced in September 2011 that it had commenced joint development efforts with WesternGeco, a product line group of Schlumberger Limited, to develop an environmentally sensitive energy source for marine seismic exploration surveys. The air gun is a bandwidth-controlled source of acoustic waves designed to reduce the potential impact of seismic signals on marine life. This is a multi-phase project which, if successfully developed and commercialized, could be a significant new development in the marine seismic exploration industry. Expenditures made in support of this project were charged to research and development expense in the Consolidated Statement of Income.

At the Board’s November 2011 meeting, the Board of Directors declared a special dividend of $1.00 per share on its outstanding Common Stock. This special cash dividend, in the aggregate amount of $8,576,000 was paid on December 20, 2011 to stockholders of record on December 6, 2011. In January 2012, the Board authorized and approved the institution of a quarterly dividend program, with dividends payable in January, April, July and October. The decision to declare any quarterly dividend and the amount, timing and payment of any such quarterly dividend declared, are at the discretion of the Board.

The Company’s balance sheet remained strong at June 30, 2012. Cash and cash equivalents, and working capital were $24,613,000 and $45,303,000, respectively, despite the Company’s investing and financing activities during the fiscal year ended June 30, 2012 in connection with its payment of consideration relating to the acquisition of SBX, its stock repurchase activity and dividend payments. Refer to “Liquidity and Capital Resources” for further information on the Company’s stock repurchase program. The Company remained debt free at June 30, 2012.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP,” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

As of June 30, 2012, the Company believes that current cash and cash equivalent balances and cash flow from operations will be adequate to meet foreseeable operating needs for fiscal year 2013.

In the fourth quarter of fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of SEC Rule 10b-18. As of June 30, 2012, the Company had repurchased 202,075 of its shares under the repurchase program at an aggregate cost of $1,926,000.

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

Fiscal Year Ended June 30, 2012

At June 30, 2012, the Company had $24,613,000 in cash and cash equivalents. This amount is $7,070,000 or 22% lower than the amount of cash and cash equivalents at June 30, 2011. The decrease was due primarily to the Company’s payment of consideration relating to the acquisition of SBX, dividend payments and stock repurchase program.

For the fiscal year ended June 30, 2012, cash flow provided from operating activities after changes in working capital items was $7,925,000, primarily due to net income adjusted for non-cash items and higher current liabilities, excluding acquisition related liabilities, partially offset by higher accounts receivable and inventory.

For the fiscal year ended June 30, 2012, cash used in investing activities was $5,120,000 due to the payment of consideration relating to the acquisition of SBX ($4,060,000), capital expenditures for new and replacement equipment ($1,031,000) and other non-current assets ($29,000).

For the fiscal year ended June 30, 2012, cash used in financing activities was $9,875,000 primarily due to dividends paid to stockholders ($9,005,000) and the repurchases of the Company’s Common Stock ($966,000), offset by the cash received from the exercise of stock options ($79,000).

The Company anticipates that capital expenditures for fiscal year 2013 will not exceed $1,000,000, which will be funded from operating cash flow. These anticipated capital expenditures will relate primarily to new production machinery and equipment.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At June 30, 2012 and June 30, 2011, the five customers with the highest accounts receivable balances represented 57% and 66% of the consolidated accounts receivable balances on those dates, respectively. The decrease in concentration is due to higher SBX accounts receivable balances at June 30, 2012.

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

For the fiscal year ended June 30, 2011, cash used in investing activities was $11,601,000 due to the payment of consideration relating to the acquisition of SBX ($11,184,000), capital expenditures for new and replacement equipment ($361,000) and other non-current assets ($56,000).

For the fiscal year ended June 30, 2011, cash used in financing activities was $1,450,000 primarily due to repurchases of the Company’s Common Stock ($877,000) and SBX debt repayment ($539,000).

Off-Balance Sheet Arrangements

The Company had no off-balance sheet financing arrangements at June 30, 2012.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2012 except for the non-current portion of the contingent earnout liability. The Company is obligated for minimum lease payments as of June 30, 2012 under several operating leases for its facilities in Norwalk, Connecticut, Fredericksburg, Texas and San Diego, California as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$2,986,000	$675,000	$1,145,000	$987,000	$179,000

Such amounts are exclusive of any additional costs for taxes, utilities or similar charges, under triple net leases. Refer to Note 12 to Consolidated Financial Statements under “Lease Commitments” for further information regarding future payments and other information relating to such leases.

Results of Operations

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

Consolidated sales for the fiscal year ended June 30, 2012 totaled $52,610,000, an increase of $13,752,000 or 35% from the fiscal year ended June 30, 2011. The change in sales by reportable segment was as follows: seismic energy sources increased by $1,162,000 (6%), underwater cables and connectors increased by $82,000 (1%), seismic energy source controllers decreased by $261,000 (10%) and underwater robotic vehicles increased by $12,769,000 (496%).

Higher sales in the seismic energy sources segment was due primarily to increased air gun replacement business. Lower sales in the seismic energy source controllers segment reflects decreasing demand for analog controllers in favor of digital controllers. A digital controller, the Smart Energy Source, has been developed, and is in final field testing. Commercial marketing of the Smart Energy Source digital controller is anticipated to commence in fiscal year 2013. SBX’s sales in fiscal year 2011 were $2,575,000, representing six months of activity due to the January 1, 2011 acquisition date. SBX’s sales in fiscal year 2012 were $15,344,000 reflecting SBX’s successful introduction of new products, easing of governmental budget constraints, several large orders from the U.S. Department of Defense, and twelve months of activity.

Consolidated gross profit as a percentage of consolidated sales was 47% for the fiscal year ended June 30, 2012 versus 48% for the fiscal year ended June 30, 2011. The net decrease in the gross profit percentage was primarily due to SBX reflecting higher indirect manufacturing costs and distributor discounts.

Research and development (“R&D”) costs for the fiscal year ended June 30, 2012 increased by $1,333,000 or 182% from the fiscal year ended June 30, 2011. The increase was due to:

1)	The Company entered a joint development effort with WesternGeco in September 2011 to develop an environmentally sensitive energy source for marine seismic exploration surveys and incurred $752,000 in expense for this project in fiscal year 2012.
2)	R&D costs for SBX increased from $364,000 in fiscal year 2011 to $932,000 in fiscal year 2012 since only six months were included in fiscal year 2011 due to the January 1, 2011 acquisition date, as well as higher engineering costs for SBX in fiscal year 2012.

Selling, general and administrative (“SG&A”) expenses increased by $3,141,000 or 31% in the fiscal year ended June 30, 2012 from the fiscal year ended June 30, 2011. SG&A for the fiscal years ended June 30, 2012 and 2011 includes SBX in the amount of $3,739,000 and $1,583,000, respectively. In fiscal year 2011, SG&A of SBX was only for a six month period due to the January 1, 2011 acquisition date. In addition, SBX SG&A in fiscal year 2012 includes higher advertising and trade show and commission expenses. Excluding SBX, SG&A increased by $985,000 or 11% primarily due to higher compensation expense.

The Company recorded an “adjustment of contingent earnout liability” of $4,500,000 with respect to potential future earnout payments to former SBX stockholders in the fiscal year ended June 30, 2012. This non-cash charge to the results of operations is also a nondeductible expense for income tax purposes. This liability is evaluated each reporting period and any changes to the earnout liability is recorded in the Consolidated Statement of Income. The adjustment to the contingent earnout liability is based on management’s assessment of the likelihood of achievement of certain revenue levels during the earnout period ending December 31, 2014. Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning SBX.

The Company conducted an annual impairment test of the A-G and RTS goodwill balances, and the results of these tests indicated that there was no impairment of the June 30, 2012 and 2011 goodwill balances. The Company conducted an annual impairment test of the SBX goodwill balance at December 31, 2011 and the results of this test indicated that there was no impairment.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2011 and the test indicated no impairment. The Company reviewed intangible assets with indefinite lives at June 30, 2012 and such review did not result in any indicators of impairment, and therefore no impairment tests were performed.

The Company also reviewed other long-lived assets, including intangible assets with definite lives, for indicators of impairment. The Company’s reviews at June 30, 2012 and June 30, 2011 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Interest income decreased by $142,000 or 51% in the fiscal year ended June 30, 2012 from the fiscal year ended June 30, 2011, primarily due to lower average cash and cash equivalent balances.

The provision for income taxes for the fiscal year ended June 30, 2012 was $2,895,000, an effective tax rate of 59%. This rate was higher than the federal statutory rate of 34%, primarily due to the non-deductibility of the earnout charge partially offset by the tax benefit associated with the domestic manufacturer’s deduction and the R&D tax credit. The provision for income taxes for the fiscal year ended June 30, 2011 was $2,448,000, an effective tax rate of 31%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction.

The above mentioned factors resulted in net income for the fiscal year ended June 30, 2012 of $1,982,000 compared to net income of $5,527,000 for the fiscal year ended June 30, 2011.

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

The Company conducted an annual impairment test of the A-G and RTS goodwill balances, and the results of these tests indicated that there was no impairment of the June 30, 2011 and 2010 goodwill balances. The Company conducted the initial annual impairment test of the SBX goodwill balance at December 31, 2011.

The Company also reviewed other long-lived assets, including other intangible assets, for indicators of impairment. The Company reviews at June 30, 2011 and June 30, 2010 did not result in any indicators of impairment, and therefore no impairment tests were performed.

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

Based on this definition, the Company’s most critical accounting policies include: revenue recognition, recording of inventory reserves, valuation of acquisitions, contingent earnout liability, deferred taxes, and the potential impairment of goodwill, intangible assets with indefinite lives and other long-lived assets. These policies are discussed below. The Company also has other key accounting policies, including the establishment of bad debt reserves. The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the Company’s reported results of operations for a given period.

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

Revenue Recognition

The Company recognizes sales revenue when it is realized and earned. The Company’s reported sales revenue is based on meeting the following criteria: (1) manufacturing products based on customer specifications; (2) establishing a set sales price with the customer; (3) delivering product to the customer before the close of the reporting period, whereby delivery results in the transfer of ownership risk to the customer; (4) collecting of the sales revenue from the customer is reasonably assured; and (5) no contingencies exist.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve at June 30, 2012 and June 30, 2011 was $519,000 and $768,000, respectively. At June 30, 2012 and June 30, 2011, approximately $808,000 and $978,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost. In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the inventory valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed. During the fiscal year ended June 30, 2012, the inventory valuation reserve decreased by a net amount of $249,000, reflecting an increase in the inventory valuation reserve in the amount of $190,000 and a decrease due to scrapped inventory in the amount of $439,000.

Valuation of Acquisitions

The Company allocates the amounts it pays for each acquisition to the assets it acquires and the liabilities it assumes, based on estimated fair values at acquisition date. The Company determines the estimated fair values of identifiable intangible assets based on valuations that use historical information and market assumptions. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. The use of different valuation assumptions, including estimated cash flows and discount rates, or different estimated useful life assumptions, could result in different purchase price allocations and intangible asset amortization expense in current and future periods.

Contingent Earnout Liability

In the SBX acquisition, the Company is obligated under an earnout arrangement to make cash payments to the former SBX stockholders if certain revenue targets are achieved. The Company recorded a contingent earnout liability at the acquisition date at its estimated fair value, which takes into account the range and probability of projected future revenues of the acquired entity over the earnout period. The Company revalues the contingent earnout liability at the close of each accounting period and records any change in the estimated fair value in the Consolidated Statement of Income as “adjustment of contingent earnout liability.”

Increases or decreases in the fair value of the SBX contingent earnout liability can result from changes in assumed revenues, probabilities of achieving revenue targets and discount rates. Significant judgment is used in determining the appropriateness of fair value assumptions at the acquisition date and in subsequent periods. As a result, actual contingent earnout payments can differ from estimates, and the differences could be material.

The Company had an accrued estimated contingent earnout liability to the former SBX stockholders at June 30, 2011 of $3,000,000. An earnout payment in the amount of $2,500,000 was made in February 2012, reducing the balance of the accrual to $500,000 at March 31, 2012. Based on SBX’s increased sales in fiscal year 2012, and anticipated SBX sales over the remaining earnout period ending on December 31, 2014, the Company increased the estimated contingent earnout liability from $500,000 at March 31, 2012 to $5,000,000 at June 30, 2012. The $4,500,000 increase to the contingent earnout liability was charged to the Consolidated Statement of Income in fiscal year 2012. This adjustment is a non-cash item and is also a nondeductible expense for income tax purposes. Including this earnout adjustment, the Company’s basic and diluted earnings per share for fiscal year 2012 was $0.23. Excluding the earnout adjustment, the Company’s basic and diluted earnings per share would have been $0.75. Although the $4,500,000 adjustment to earnout liability was a substantial charge to operating results for fiscal year 2012, it is also an indicator that estimated sales and earnings for SBX over the earnout period ending December 31, 2014 are anticipated to be substantially greater than at acquisition.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment were to change, a charge or a benefit would be recorded in the Consolidated Statement of Income. The Company has concluded that no deferred tax valuation allowance was necessary at June 30, 2012 and June 30, 2011 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Impairment Testing of Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. A-G and RTS goodwill was tested for impairment and the tests indicated no impairment of the goodwill balances at June 30, 2012 and June 30, 2011. SBX goodwill was initially tested for impairment at December 31, 2011 and the test indicated no impairment of the goodwill balance.

Goodwill represents approximately 21% of the Company’s total assets at June 30, 2012. The evaluation of goodwill is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. Refer to Notes 1, 2 and 5 to Consolidated Financial Statements for additional information concerning goodwill.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2011 and the test indicated no impairment. The Company reviewed intangible assets with indefinite lives at June 30, 2012 and June 30, 2011 and such reviews did not result in any indicators of impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of June 30, 2012 and June 30, 2011 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Recent Accounting Developments

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The purpose of ASU 2011-04, which amends the guidance to Topic 820 — Fair Value Measurements and Disclosures, is to provide common requirements for measuring fair value and disclosing information about fair value measurements presented in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have an impact on the Company’s financial statements but requires additional disclosure in the notes to the Consolidated Financial Statements.

Testing goodwill for impairment

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08 (“ASU 2011-08”), Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The purpose of ASU 2011-08, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify how entities test for goodwill impairment, and to reduce costs. ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine if events or circumstances exist leading to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, an entity must perform a more detailed, two-step goodwill impairment test to identify potential impairment and measure any goodwill impairment loss to be recognized. If the qualitative assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than the carrying value, then performing the two-step impairment test is unnecessary. ASU 2011-08 also improves previous guidance by providing examples of events and circumstances that an entity should consider between annual impairment tests to determine if there is impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-08 will not have an impact on the Company’s financial statements because it is intended to simplify the process for conducting the goodwill impairment assessment. The Company adopted ASU 2011-08 at June 30, 2012.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles —  Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more likely than not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 8. Financial Statements and Supplementary Data

The information required under this Item 8 is set forth on pages F-1 through F-27 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of June 30, 2012. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

See page F-1 of this Report for Management’s Report on Internal Control Over Financial Reporting and page F-2 of this Report for the Report of Independent Registered Public Accounting Firm on the effectiveness of the Company’s internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On September 10, 2012, the Company entered into an Amendment to Restricted Stock Award Agreements with Raymond M. Soto, the Company’s Chief Executive Officer. The Amendment to Restricted Stock Award Agreements amends each of Mr. Soto’s restricted stock award agreements with the Company to provide that the risk of forfeiture with respect to all shares of restricted stock held by Mr. Soto will automatically lapse on the date his employment is terminated due to his retirement, death or disability, or upon the occurrence of a change of control.

On September 10, 2012, the Company also entered into an Amendment to Restricted Stock Award Agreements with Michael C. Hedger, the Company’s President and Chief Operating Officer and the President of the Company’s wholly-owned subsidiary, A-G Geophysical Products, Inc. The Amendment to Restricted Stock Award Agreements amends each of Mr. Hedger’s restricted stock award agreements with the Company to provide that the risk of forfeiture with respect to all shares of restricted stock held by Mr. Hedger will automatically lapse on the date his employment is terminated due to his retirement (at or after age 65), death or disability, or upon the occurrence of a change of control.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “General Information Relating to the Board of Directors” in the Company’s definitive proxy statement relating to the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Definitive Proxy Statement”).

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the captions “Executive Compensation” and “General Information Relating to the Board of Directors” in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth aggregate information as of June 30, 2012, for the Bolt Technology Corporation 2006 Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”), which was approved by the Company’s stockholders on November 20, 2007, and is the Company’s only equity compensation plan in effect as of June 30, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(1)
Equity compensation plans approved by security holders	180,862	$14.32	384,148
Equity compensation plans not approved by security holders	—	—	—
Total	180,862	$14.32	384,148

(1)	The Plan provides that 750,000 shares of Common Stock may be used for grants of stock options and restricted stock awards, of which up to 225,000 shares of Common Stock may be used for restricted stock awards. During fiscal year 2012, 40,300 shares of restricted stock were awarded at an average fair value of $10.72 at date of grant, and 12,360 shares of restricted stock were forfeited. At June 30, 2012, 51,260 shares of Common Stock remained available for issuance of restricted stock awards under the Plan.

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

(b) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation*.
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation*.

Exhibit No.	Description
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075); Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Raymond M. Soto dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporating Amendment)*.†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†
10.8	Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Michael C. Hedger dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporating Amendment).*†
10.9	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.11	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2008, SEC File No. 001-12075).
10.12	Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

Exhibit No.	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2012 and June 30, 2011, (ii) Consolidated Statements of Income for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2012,
June 30, 2011 and June 30, 2010, (iv) Notes to Consolidated Financial Statements
and (v) Schedule II — Valuation and Qualifying Accounts.***

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections. To be filed by amendment within 30 days of the filing date of this Form 10-K, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: September 13, 2012	By: /s/ Raymond M. Soto Raymond M. Soto (Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond M. Soto (Raymond M. Soto)	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2012
/s/ Michael C. Hedger (Michael C. Hedger)	President, Chief Operating Officer and Director	September 13, 2012
/s/ Joseph Espeso (Joseph Espeso)	Senior Vice President — Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 13, 2012
/s/ Kevin M. Conlisk (Kevin M. Conlisk)	Director	September 13, 2012
/s/ Michael H. Flynn (Michael H. Flynn)	Director	September 13, 2012
/s/ George R. Kabureck (George R. Kabureck)	Director	September 13, 2012
/s/ Stephen F. Ryan (Stephen F. Ryan)	Director	September 13, 2012
/s/ Peter J. Siciliano (Peter J. Siciliano)	Director	September 13, 2012
/s/ Gerald A. Smith (Gerald A. Smith)	Director	September 13, 2012

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

The management of Bolt Technology Corporation, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2012 based upon criteria set forth in the “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of June 30, 2012, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by McGladrey LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bolt Technology Corporation

We have audited Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Bolt Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bolt Technology Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2012 and our report dated September 13, 2012 expressed an unqualified opinion.

/s/ McGladrey LLP

Stamford, Connecticut
September 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bolt Technology Corporation

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule of Bolt Technology Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2012, expressed an unqualified opinion on the effectiveness of Bolt Technology Corporation and subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP

Stamford, Connecticut
September 13, 2012

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$24,613,000	$31,683,000
Accounts receivable, less allowance for uncollectible accounts of $404,000 in 2012 and $233,000 in 2011	8,869,000	7,924,000
Inventories	17,708,000	15,374,000
Deferred income taxes	391,000	579,000
Other current assets	889,000	741,000
Total current assets	52,470,000	56,301,000
Property, Plant and Equipment, net	4,860,000	5,061,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	7,902,000	8,898,000
Other Assets	255,000	253,000
Total assets	$82,714,000	$87,740,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,890,000	$901,000
Accrued expenses	2,735,000	3,623,000
Contingent earnout liability	1,700,000	3,000,000
Dividends payable	429,000	—
Income taxes payable	413,000	249,000
Total current liabilities	7,167,000	7,773,000
Non-current portion of contingent earnout liability	3,300,000	—
Deferred Income Taxes	2,429,000	2,602,000
Total liabilities	12,896,000	10,375,000
Stockholders’ Equity:
Common stock, no par value, authorized 20,000,000 shares; issued 8,766,333 shares (8,727,143 shares in 2011); outstanding 8,564,258 shares (8,619,022 shares in 2011)	31,294,000	30,423,000
Retained Earnings	40,450,000	47,902,000
Treasury Stock, at cost, 202,075 shares (108,121 shares in 2011)	(1,926,000)	(960,000)
Total stockholders’ equity	69,818,000	77,365,000
Total liabilities and stockholders’ equity	$82,714,000	$87,740,000

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2012	2011	2010
Revenues:
Sales	$52,610,000	$38,858,000	$31,485,000
Costs and Expenses:
Cost of sales	27,872,000	20,138,000	15,942,000
Research and development	2,066,000	733,000	373,000
Selling, general and administrative	13,434,000	10,293,000	8,280,000
Adjustment of contingent earnout liability	4,500,000	—	—
Interest income	(139,000)	(281,000)	(414,000)
	47,733,000	30,883,000	24,181,000
Income before income taxes	4,877,000	7,975,000	7,304,000
Provision for income taxes	2,895,000	2,448,000	2,350,000
Net income	$1,982,000	$5,527,000	$4,954,000
Earnings Per Share:
Basic	$.23	$.65	$.58
Diluted	$.23	$.65	$.58
Average number of common shares outstanding:
Basic	8,592,193	8,510,590	8,595,888
Diluted	8,595,602	8,535,362	8,613,917

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$1,982,000	$5,527,000	$4,954,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,628,000	1,219,000	707,000
Deferred income taxes	15,000	(148,000)	(71,000)
Stock based compensation expense	775,000	794,000	641,000
Adjustment of contingent earnout liability	4,500,000	—	—
Change in operating assets and liabilities, net of SeaBotix Inc. acquisition effect in 2011:
Accounts receivable	(945,000)	(372,000)	5,366,000
Inventories	(1,707,000)	(939,000)	1,674,000
Other assets	(148,000)	(151,000)	(9,000)
Accounts payable	989,000	(482,000)	(327,000)
Accrued expenses	672,000	17,000	(490,000)
Income taxes payable	164,000	(199,000)	254,000
Net cash provided by operating activities	7,925,000	5,266,000	12,699,000
Cash Flows From Investing Activities:
Purchase of SeaBotix Inc., net of cash acquired of $316,000 in 2011	(4,060,000)	(11,184,000)	—
Proceeds from short-term investments	—	—	2,041,000
Earnout payment for purchase of Real Time Systems Inc.	—	—	(627,000)
Capital expenditures and other non-current assets	(1,060,000)	(417,000)	(233,000)
Net cash (used) provided by investing activities	(5,120,000)	(11,601,000)	1,181,000
Cash Flows From Financing Activities:
Dividends paid	(9,005,000)	—	—
Purchase of treasury stock	(966,000)	(877,000)	(83,000)
Exercise of stock options	79,000	—	—
Tax asset (liability) from vested restricted stock and stock options exercised	17,000	(34,000)	(25,000)
Repayment of SeaBotix Inc. debt assumed in acquisition	—	(539,000)	—
Net cash used by financing activities	(9,875,000)	(1,450,000)	(108,000)
Net (decrease) increase in cash and cash equivalents	(7,070,000)	(7,785,000)	13,772,000
Cash and cash equivalents at beginning of year	31,683,000	39,468,000	25,696,000
Cash and cash equivalents at end of year	$24,613,000	$31,683,000	$39,468,000
Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$2,562,000	$3,026,000	$2,193,000
Non-cash transactions:
Transfer of property, plant and equipment to inventory	$627,000	$—	$—

See Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles, and consists of four operating units (each a separate reportable segment): Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). SBX was acquired by Bolt effective January 1, 2011. The Bolt seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The A-G underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems. The RTS seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment. The SBX underwater robotic vehicles segment develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. Refer to Note 13 to Consolidated Financial Statements for additional information concerning reportable segments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Refer to Note 12 to Consolidated Financial Statements for additional information regarding concentration of cash and cash equivalent balances.

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

Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations. In September 2011, the Financial Accounting Standards Board issued new accounting guidance for testing goodwill for impairment. The guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

Step one of the two-step quantitative goodwill impairment test is to compare the “fair value” of the reporting unit with its “carrying amount.” The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit other than in a forced liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill, minus total liabilities. If the fair value of a reporting unit is greater than the carrying amount, the Company considers goodwill not to be impaired. If the fair value is below the carrying amount, the Company would proceed to the next step, which is to measure the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose.

In conjunction with management’s annual review of goodwill for the year ended June 30, 2012, the Company adopted the new guidance at June 30, 2012. In accordance with the new guidance, the Company conducted an assessment of qualitative factors regarding the A-G reporting unit at June 30, 2012. The qualitative assessment indicated no impairment of the goodwill balance. A-G’s goodwill was tested quantitatively at June 30, 2011 using the capitalized cash flow method and the test indicated no impairment of the goodwill balance.

For the RTS reporting unit, the Company performed the quantitative impairment test. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow method and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. Goodwill related to the RTS acquisition was tested for impairment at June 30, 2012 and 2011, and the tests indicated no impairment of the goodwill balance.

Goodwill relating to the SBX acquisition was initially tested at December 31, 2011 using the capitalized cash flow method and the market price method, as well as the discounted cash flow method, and the test indicated no impairment of the goodwill balance. The discounted cash flow method relies on the estimated future cash flows that are discounted back to their present value using a risk-adjusted discount rate to arrive at an estimated value of the reporting unit.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies  – (continued)

with an indefinite life was tested for impairment at December 31, 2011 and the test indicated no impairment. The Company reviewed intangible assets with indefinite lives at June 30, 2012 and June 30, 2011 and such reviews did not result in any indicators of impairment, and therefore no impairment tests were performed.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of June 30, 2012 and June 30, 2011 did not result in any indicators of impairment, and therefore no impairment tests were performed.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to inventory reserves, the potential impairment of goodwill and

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies  – (continued)

intangible assets with indefinite lives, long-lived assets impairment, contingent earnout liability and realization of deferred tax assets. Actual results could differ from those estimates.

Valuation of Acquisitions

The Company allocates the amounts it pays for each acquisition to the assets it acquires and the liabilities it assumes based on estimated fair values at acquisition date. The Company determines the estimated fair values of identifiable intangible assets based on detailed valuations that use historical information and market assumptions. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of different valuation assumptions, including estimated cash flows and discount rates, or different estimated useful life assumptions could result in different purchase price allocations and intangible asset amortization expense in current and future periods.

In the SBX acquisition, the Company is obligated under an earnout arrangement to make cash payments to the former SBX stockholders if certain revenue targets are achieved. The Company recorded a contingent earnout liability at the acquisition date at its estimated fair value, which takes into account the range and probability of projected future revenues of the acquired entity over the earnout period. The Company revalues the contingent earnout liability at the close of each accounting period and records any change in the estimated fair value in the Consolidated Statement of Income as “adjustment of contingent earnout liability.”

Increases or decreases in the fair value of the SBX contingent earnout liability can result from changes in assumed revenues, probabilities of achieving revenue targets and discount rates. Significant judgment is used in determining the appropriateness of fair value assumptions at the acquisition date and in subsequent periods. As result, actual contingent earnout payments can differ from estimates, and the differences could be material.

Computation of Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution. Unvested shares of restricted stock are included in computing basic earnings per share because they contain rights to receive non-forfeitable dividends. The following is a reconciliation of basic earnings per share to diluted earnings per share for each of the last three fiscal years:

	Fiscal Years Ended June 30,
	2012	2011	2010
Net income available to common stockholders	$1,982,000	$5,527,000	$4,954,000
Divided by:
Weighted average common shares	8,592,193	8,510,590	8,595,888
Weighted average common share equivalents	3,409	24,772	18,029
Total weighted average common shares and common share equivalents	8,595,602	8,535,362	8,613,917
Basic earnings per share	$.23	$.65	$.58
Diluted earnings per share	$.23	$.65	$.58

For the fiscal years ended June 30, 2012 and 2011, the calculations do not include options to acquire 62,000 shares and 70,500 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies  – (continued)

Recent Accounting Developments

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). The purpose of ASU 2011-04, which amends the guidance to Topic 820 — Fair Value Measurements and Disclosures, is to provide common requirements for measuring fair value and disclosing information about fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have an impact on the Company’s financial statements but requires additional disclosure in the notes to the Consolidated Financial Statements.

Testing goodwill for impairment

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment. The purpose of ASU 2011-08, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify how entities test for goodwill impairment and to reduce costs. ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine if events or circumstances exist leading to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, an entity must perform a more detailed, two-step goodwill impairment test to identify potential impairment and measure any goodwill impairment loss to be recognized. If the qualitative assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than the carrying value, then performing the two-step impairment test is unnecessary. ASU 2011-08 also improves previous guidance by providing examples of events and circumstances that an entity should consider between annual impairment tests to determine if there is impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-08 will not have an impact on the Company’s financial statements because it is intended to simplify the process for conducting the goodwill impairment assessment. The Company adopted ASU 2011-08 at June 30, 2012.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more likely than not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SeaBotix Inc. Acquisition

The Company acquired all of the outstanding shares of capital stock of SeaBotix Inc. effective January 1, 2011. SBX develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. Bolt acquired SBX because it believes that, within its market category, its products have superior qualities and usefulness to customers, including in the oil and gas industry. SBX’s results of operations were consolidated with Bolt effective January 1, 2011 and this subsidiary constitutes a separate reportable segment. Refer to Note 13 to Consolidated Financial Statements for SBX segment information.

At closing, $9,500,000 was paid and a $500,000 purchase price holdback was accrued by the Company. Additional post-closing earnout payments are to be made if SBX achieves certain revenue levels during the four-year period ending December 31, 2014.

The total purchase price paid or accrued, after the measurement period adjustment of $301,000 in fiscal year 2012, consisted of the following:

Cash paid	$9,500,000
Accrual for contingent earnout payments	5,000,000
Accrual for holdback and proforma working capital adjustment	1,560,000
Total Purchase Price	$16,060,000

The final purchase price allocation was as follows:

Net current assets, including cash acquired of $316,000 and accounts receivable acquired of $1,342,000	$4,963,000
Non-current assets (mainly property and equipment)	796,000
Goodwill	6,270,000*
Other intangible assets	8,500,000
Accounts payable and accrued expenses	(1,010,000)
Debt assumed	(539,000)
Deferred tax liability (non-current)	(2,920,000)
Total purchase price allocation	$16,060,000

*	None of the goodwill is deductible for income tax purposes.

The fair values of SBX’s assets and liabilities as of acquisition date were determined based on estimates and assumptions that management believes are reasonable. During the three month period ended September 30, 2011, the preliminary estimate of goodwill relating to the SBX acquisition was increased by $301,000 from the amounts previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. This change was due to an increase in the actual pro forma working capital adjustment over the preliminary amount included in accrued expenses at June 30, 2011. In accordance with ASC 805, “Business Combinations,” the balances for goodwill and contingent earnout liability in the Consolidated Balance Sheet for June 30, 2011 have been retroactively adjusted to include the effect of this measurement period adjustment, which was based on information obtained subsequent to the acquisition date and June 30, 2011. The final determination of the fair value of certain assets and liabilities was completed and there were no further changes to the fair values of SBX’s assets and liabilities after the previously reported $301,000 adjustment.

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

In the fourth quarter of fiscal year 2012, the Company increased the contingent earnout liability by $4,500,000 and the amount was charged to the Consolidated Statement of Income. This charge is a non-cash item and is not deductible for income tax purposes. This amount is not included in the total purchase price of $16,060,000.

Set forth below is a summary of the activity in the contingent earnout liability (all amounts represent fair values) from the date of closing to June 30, 2012:

Contingent Earnout Liability
Balance at closing	$5,000,000
Earnout paid in fiscal year 2011	(2,000,000)
Balance at June 30, 2011	3,000,000
Earnout paid in fiscal year 2012	(2,500,000)
Increase to contingent earnout liability in June 2012	4,500,000
Balance at June 30, 2012	$5,000,000*

*	Refer to Note 9 to Consolidated Financial Statements for further information concerning the SBX contingent earnout liability.

As of June 30, 2012, the Company has paid $4,500,000 in earnout payments and has an accrual of $5,000,000 to cover anticipated earnout payments over the remaining earnout period which ends on December 31, 2014.

Future earnout payments equal to 15.5% of annual gross revenues are payable if SBX generates annual gross revenues in excess of $10,000,000 and maintains a certain gross profit percentage for calendar years 2012 through 2014. If the Company estimates that it is more likely than not that these future earnout payments will exceed $5,000,000, the Company would have to increase the contingent earnout liability by the anticipated additional amount of the earnout payments (up to $10,500,000). Such increase would result in a non-cash charge to the Consolidated Statement of Income.

The $5,000,000 contingent earnout liability at June 30, 2012 was estimated by the Company based upon projected SBX revenues for calendar years 2012, 2013 and 2014 and an analysis that probability weighted three performance outcomes. The performance outcomes were then discounted using an appropriate discount rate commensurate with the risk associated with SBX to arrive at the fair value of the contingent earnout liability at June 30, 2012. The Company is required to reassess the fair value of the contingent earnout liability on a recurring basis. Should a determination be made that the contingent earnout liability requires adjustment, a charge or credit will made in the Consolidated Statement of Income in the period in which the adjustment is required.

The following table summarizes key information underlying SBX’s identifiable intangible assets related to the acquisition:

Category	Life	Amount	Annual Amortization
Tradename	Indefinite	$1,200,000	$—
Acquired technology	6 - 15 years	5,900,000	583,000
Customer and distributor relationships	7 years	1,400,000	200,000
Total		$8,500,000	$783,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Inventories

Inventories at June 30 consist of the following:

	2012	2011
Raw materials and sub-assemblies	$15,928,000	$14,688,000
Work-in-process	2,299,000	1,454,000
	18,227,000	16,142,000
Less – Reserve for inventory valuation	(519,000)	(768,000)
	$17,708,000	$15,374,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve at June 30, 2012 and June 30, 2011 was $519,000 and $768,000, respectively. At June 30, 2012 and 2011, approximately $808,000 and $978,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost. In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved. Even if management’s estimate was incorrect, no cash outlay would result since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2012, the inventory valuation reserve decreased by a net amount of $249,000, reflecting an increase in the inventory valuation reserve in the amount of $190,000 and a decrease due to scrapped inventory in the amount of $439,000.

Note 4 — Property, Plant and Equipment

Property, plant and equipment at June 30 consist of the following:

	2012	2011
Land	$253,000	$253,000
Buildings	1,181,000	1,130,000
Leasehold improvements	1,168,000	1,147,000
Machinery and equipment	10,728,000	10,446,000
	13,330,000	12,976,000
Less – accumulated depreciation	(8,470,000)	(7,915,000)
	$4,860,000	$5,061,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A-G, RTS and SBX is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at June 30, 2012 and 2011 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 21% of the Company’s total assets at June 30, 2012 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

See Notes 1 and 2 to Consolidated Financial Statements for additional information concerning goodwill.

Note 6 — Other Intangible Assets

Other intangible assets at June 30 consist of the following:

	Useful Life	2012	2011
Trade names	Indefinite	$1,425,000	$1,425,000
License	5.5 years	570,000	570,000
Non-compete agreements	6 years	647,000	647,000
Technology	6 - 15 years	6,170,000	6,170,000
Customer & distributor relationships	7 years	1,400,000	1,400,000
Other	n.a.	64,000	37,000
		10,276,000	10,249,000
Less accumulated amortization		(2,374,000)	(1,351,000)
		$7,902,000	$8,898,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The major portion of these assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for fiscal years 2012 and 2011 amounted to $1,023,000 and $631,000, respectively. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2013	$971,000
2014	$812,000
2015	$812,000
2016	$812,000
2017	$639,000

Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning other intangible assets.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Accrued Expenses

Accrued expenses at June 30 consist of the following:

	2012	2011
SeaBotix Inc. acquisition*	$—	$1,560,000
Compensation and related taxes	1,133,000	986,000
Compensated absences	615,000	528,000
Commissions payable	216,000	173,000
Accrued professional fees	281,000	208,000
Customer deposits	280,000	99,000
Other	210,000	69,000
	$2,735,000	$3,623,000

*	Refer to Note 2 to Consolidated Financial Statements for SeaBotix Inc. acquisition information.

Note 8 — Income Taxes

Income tax expense consists of the following for the three years ended June 30:

	2012	2011	2010
Current:
Federal	$2,733,000	$2,582,000	$2,391,000
State	147,000	14,000	30,000
Deferred:
Federal	(13,000)	(141,000)	(71,000)
State	28,000	(7,000)	—
Income tax expense	$2,895,000	$2,448,000	$2,350,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes is as follows:

	Years Ended June 30,
	2012	2011	2010
Statutory rate	34%	34%	34%
Exempt income from domestic manufacturer’s deduction	(6)	(3)	(2)
Research and development tax credit	(4)	(1)	—
Non-deductible expenses:
Adjustment to fair value of contingent earnout liability	31	—	—
Other	2	1	—
State taxes	2	—	—
Effective rate	59%	31%	32%

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income Taxes  – (continued)

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset and liability accounts were as follows at June 30:

	2012	2011
Net deferred tax asset – current:
Inventory valuation reserve	$184,000	$305,000
Allowance for uncollectible accounts	140,000	115,000
Unicap	16,000	110,000
Other, net	51,000	49,000
Total	$391,000	$579,000
Net deferred tax (liability) asset – noncurrent:
Stock options and restricted stock	$275,000	$283,000
Amortization of intangible assets	305,000	328,000
Intangible assets acquired, net	(2,459,000)	(2,772,000)
Property, plant and equipment depreciation	(268,000)	(173,000)
Amortization of goodwill	(358,000)	(326,000)
Other, net	76,000	58,000
Total	$(2,429,000)	$(2,602,000)

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes in the Company’s financial statements at June 30, 2012. There were no unallocated tax reserves at June 30, 2012. The Company’s federal income tax returns for fiscal years prior to 2008 are no longer subject to examination by the Internal Revenue Service.

Note 9 — Fair Value Measurements

Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the asset or liability would transact and considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

Under fair value accounting guidance, there is a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions.

The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

•	Level 1 — Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.
•	Level 2 — Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements  – (continued)

•	Level 3 — Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

Set forth below is a summary of liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
At June 30, 2012 – Contingent earnout liability	$—	$—	$5,000,000	$5,000,000
At June 30, 2011 – Contingent earnout liability	$—	$—	$3,000,000	$3,000,000

This liability relates to the estimated fair value of earnout payments to former SeaBotix Inc. stockholders for calendar years 2012, 2013 and 2014. The current and non-current portions of the fair value of the contingent earnout liability at June 30, 2012 are $1,700,000 and $3,300,000, respectively. The current portion of the fair value of the contingent earnout liability at June 30, 2011 is $3,000,000. Refer to Note 2 to Consolidated Financial Statements for Seabotix Inc. acquisition information.

Set forth below are the changes in the Level 3 liability from June 30, 2011 to June 30, 2012:

Fair Value of Contingent Earnout Liability
Balance at June 30, 2011	$3,000,000
Adjustment to contingent earnout liability	4,500,000
Cash payment for achieving performance threshold	(2,500,000)
Balance at June 30, 2012	$5,000,000

The Company determined the fair value of the contingent earnout liability using a probability weighted approach. The principal inputs to the approach include expectations of the specific business’ revenue in calendar year 2012 through 2014 and the probability of achieving required gross margin thresholds using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy.

Note 10 — Stock Options and Restricted Stock

The Company recognizes compensation costs for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”

The Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan (the “Plan”) provides that 750,000 shares of Common Stock may be used for awards under the Plan, of which up to 225,000 shares of Common Stock may be used for restricted stock awards. Options granted to employees can become vested over, and can be exercisable for, a period of up to ten years. The Plan also provides that each non-employee director is granted options to purchase 7,500 shares of Common Stock on the date of his or her election to the Board of Directors. Each such option granted to a non-employee director has an option term of five years from the date of grant and becomes exercisable with respect to 25% of the

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock Options and Restricted Stock  – (continued)

shares covered under the option in each of the second through fifth years of its term. Under the terms of the Plan, no options or restricted stock can be granted or awarded subsequent to June 30, 2016.

Stock Options

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the Plan was $1,959,000 as of the option grant dates. This expense, which is a non-cash item, is being recognized in the Company’s financial statements over the four-year vesting period. Stock option compensation expense was $302,000, $342,000 and $325,000 for the years ended June 30, 2012, 2011 and 2010, respectively. Unrecognized compensation expense for stock options at June 30, 2012 amounted to $531,000 and the weighted average period for recognizing this expense is 2.9 years.

A summary of changes in stock options during the fiscal year ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2011	194,500	$15.98
Granted	64,500	$12.17
Exercised	(11,250)	$(7.05)
Expired	(57,000)	$(17.55)
Forfeited	(9,888)	$(22.82)
Options outstanding at June 30, 2012	180,862	$14.32

The weighted average contractual life of options outstanding at June 30, 2012 was 2.7 years.

During the fiscal year ended June 30, 2012, stock option grants for 42,000 and 22,500 shares were awarded in January 2012 and November 2011, respectively. The fair value per share of options granted in January 2012 and November 2011 was $3.38 and 3.32, respectively, as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	January 2012 Grant	November 2011 Grant
Expected dividend yield	1.5%	0%
Stock price volatility	34%	33%
Expected life (years)	5 years	5 years
Expected forfeiture rate	0%	0%
Risk-free interest rate	0.8%	0.9%

At June 30, 2012, the aggregate intrinsic value for outstanding options was $126,000 because the market price at June 30, 2012 was higher than the weighted average exercise price of such options. The expiration dates for the outstanding options at June 30, 2012 are as follows:

Expiration Date of Option	Number of Shares
November 2012	7,500
January 2013	15,750
June 2013	19,250
November 2013	3,750
August 2014	47,812
November 2014	15,000
November 2015	7,500
November 2016	22,500
January 2017	41,800
Total	180,862

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock Options and Restricted Stock  – (continued)

Options exercisable at June 30, 2012 totaled 75,781 shares, consisting of 25,162 non-qualified and 50,619 qualified stock options.

The fair value of options vested during fiscal year 2012 (43,124 shares), 2011 (37,375 shares) and 2010 (30,750 shares) was $490,000, $437,000 and $326,000, respectively. During fiscal year 2012, 11,250 options were exercised. No options were exercised during fiscal years 2011 and 2010. The weighted average exercise price of exercisable options as of June 30, 2012 was $17.41. At June 30, 2012, there was no aggregate intrinsic value of exercisable options because the market price at June 30, 2012 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at June 30, 2012 was 1.4 years.

Restricted Stock

During fiscal year 2012, 40,300 shares of restricted stock were granted. These shares vest over a five year period and the cost to recipients is zero. The aggregate compensation cost for restricted stock granted in fiscal years 2012, 2011 and 2010 was $432,000, $338,000 and $628,000 as of the grant dates, respectively. This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period. Restricted stock compensation expense was $473,000, $452,000 and $316,000 for the years ended June 30, 2012, 2011 and 2010, respectively. Unrecognized compensation expense for restricted stock at June 30, 2012 amounted to $903,000.

A summary of changes in restricted stock awards during the fiscal year ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards outstanding at June 30, 2011	95,300	$13.46
Granted	40,300	$10.72
Vested	(27,600)	$(14.35)
Forfeited	(12,360)	$(12.70)
Unvested restricted stock awards outstanding at June 30, 2012	95,640	$12.14

Tax Deduction

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

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three fiscal years ended June 30, 2012, 2011 and 2010 were as follows:

	Common Stock		Treasury Stock		Retained Earnings	Total
	Shares	Amount	Shares	Amount	Amount	Amount
Balance June 30, 2009	8,645,093	$29,047,000	—	$—	$37,421,000	$66,468,000
Restricted stock grants	49,750	—	—	—	—	—
Stock based compensation expense	—	641,000	—	—	—	641,000
Purchase of Treasury Stock	—	—	9,492	(83,000)	—	(83,000)
Tax liability from vested restricted stock	—	(25,000)	—	—	—	(25,000)
Net income	—	—	—	—	4,954,000	4,954,000
Balance June 30, 2010	8,694,843	29,663,000	9,492	(83,000)	42,375,000	71,955,000
Restricted stock grants	33,000	—	—	—	—	—
Restricted stock forfeitures	(700)	—	—	—	—	—
Stock based compensation expense	—	794,000	—	—	—	794,000
Purchase of Treasury Stock	—	—	98,629	(877,000)		(877,000)
Tax liability from vested restricted stock	—	(34,000)	—	—	—	(34,000)
Net income	—	—	—	—	5,527,000	5,527,000
Balance June 30, 2011	8,727,143	30,423,000	108,121	(960,000)	47,902,000	77,365,000
Restricted stock grants	40,300	—	—	—	—	—
Restricted stock forfeitures	(12,360)	—	—	—	—	—
Stock based compensation expense	—	775,000	—	—	—	775,000
Stock options exercised	11,250	79,000	—	—	—	79,000
Purchase of Treasury Stock	—	—	93,954	(966,000)	—	(966,000)
Tax asset from vested restricted stock and stock options exercised	—	17,000	—	—	—	17,000
Net income	—	—	—	—	1,982,000	1,982,000
Dividends ($1.10 per share)	—	—	—	—	(9,434,000)	(9,434,000)
Balance June 30, 2012	8,766,333	$31,294,000	202,075	$(1,926,000)	$40,450,000	$69,818,000

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

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at anytime or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18. In fiscal year 2012, the Company purchased 93,954 shares of its Common Stock at an average price of $10.28 per share. In fiscal year 2011, the Company purchased 98,629 shares of its Common Stock at an average price of $8.90 per share. In fiscal year 2010, the Company purchased 9,492 shares of its Common Stock at an average price of $8.73 per share. All purchases were made on the open market with cash held by the Company and no debt was incurred. At June 30, 2012 the Company had 8,564,258 shares of Common Stock outstanding and the aggregate shares repurchased under the program since inception represented 2.36% of outstanding shares at that date.

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

In November 2011, the Company’s Board of Directors declared a special dividend of $1.00 per share on the Company’s outstanding Common Stock. This special cash dividend, in the aggregate amount of $8,576,000 was paid on December 20, 2011 to stockholders of record on December 6, 2011. In January 2012, the Board authorized and approved the institution of a quarterly dividend program, with dividends payable in January, April, July and October. The decision to declare any quarterly dividend, and the amount, timing and payment of any such quarterly dividend declared, are at the discretion of the Board.

Note 12 — Commitments and Contingencies

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

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged or other types of derivative financial instruments. Fair value of accounts receivable, accounts payable, accrued expenses, dividend payable and income taxes payable reflected in the June 30, 2012 and 2011 balance sheets approximate carrying values at those dates.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Commitments and Contingencies  – (continued)

Lease Commitments:

The following table presents the Company’s future minimum lease payments for its non-cancellable operating leases with terms in excess of one year as of June 30, 2012.

Fiscal Years Ended June 30,	Related Parties	Unrelated Parties	Total
2013	$275,000	$400,000	$675,000
2014	229,000	359,000	588,000
2015	198,000	359,000	557,000
2016	202,000	359,000	561,000
2017	67,000	359,000	426,000
2018	—	179,000	179,000
Total	$971,000	$2,015,000	$2,986,000

Under such operating leases, total rent expense amounted to $766,000, $610,000 and $432,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The portion of the total rent expense attributable to related parties was $272,000, $195,000 and $84,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

The Company’s leases for its Norwalk, Connecticut facilities were extended in fiscal year 2012 and expire in fiscal year 2018. The Company’s lease for its Fredericksburg, Texas facility expires in fiscal year 2014. The Company’s leases for its San Diego, California administration/engineering/sales, manufacturing and warehouse facilities expire in fiscal years 2017, 2013 and 2013, respectively.

The Company’s facility in Fredericksburg, Texas is leased from an entity owned by the current President of RTS, together with another former owner of RTS. The Company’s administration/engineering/sales building in San Diego, California is leased from an entity owned by the current Chief Executive Officer of SBX, together with another former stockholder of SBX.

Employment Severance Agreements:

The Company has employment agreements with the Chief Executive Officer and the President which provide for severance in the case of voluntary or involuntary termination in certain circumstances. These employment agreements have terms through June 30, 2015, subject to extension as set forth in the agreements.

The Company also has a severance compensation plan in which two executive officers of the Company, other than the Chief Executive Officer and the President, participate. The plan becomes operative upon their termination if such termination occurs within 24 months after a change in ownership of the Company, as defined in the plan.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $7,700,000 at June 30, 2012. No amounts were due as of that date because no events had occurred that would have triggered payments under the severance compensation plan or severance payments under the employment agreements.

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current or pending litigation.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Segment and Customer Information

The Company has four reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”

The following table provides selected financial information for each reportable segment for the fiscal years ended June 30, 2012, 2011 and 2010.

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Underwater Robotic Vehicles	Corporate Headquarters & Eliminations	Consolidated
Fiscal Year Ended June 30, 2012
Sales to external customers	$19,311,000	$15,473,000	$2,482,000	$15,344,000	$—	$52,610,000
Intersegment sales	—	162,000	420,000	—	(582,000)	—
Depreciation and amortization	157,000	266,000	289,000	897,000	19,000	1,628,000
Adjustment to contingent earnout liability	—	—	—	4,500,000	—	4,500,000
Income (loss) before income taxes	4,085,000	5,594,000	721,000	(1,883,000)	(3,640,000)	4,877,000
Segment assets	19,985,000	15,990,000	6,272,000	21,421,000	19,046,000	82,714,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Fixed asset additions	831,000	102,000	7,000	91,000	—	1,031,000
Fiscal Year Ended June 30, 2011
Sales to external customers	$18,149,000	$15,391,000	$2,743,000	$2,575,000	$—	$38,858,000
Intersegment sales	—	137,000	422,000	—	(559,000)	—
Depreciation and amortization	202,000	258,000	287,000	453,000	19,000	1,219,000
Adjustment to contingent earnout liability	—	—	—	—	—	—
Income (loss) before income taxes	4,335,000	5,899,000	1,006,000	(618,000)	(2,647,000)	7,975,000
Segment assets	22,212,000	15,395,000	6,072,000	19,319,000	24,742,000	87,740,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Fixed asset additions	213,000	83,000	12,000	53,000	—	361,000
Fiscal Year Ended June 30, 2010
Sales to external customers	$14,801,000	$12,624,000	$4,060,000	$—	$—	$31,485,000
Intersegment sales	—	673,000	35,000	—	(708,000)	—
Depreciation and amortization	156,000	246,000	286,000	—	19,000	707,000
Adjustment to contingent earnout liability	—	—	—	—	—	—
Income (loss) before income taxes	3,384,000	4,884,000	1,459,000	—	(2,423,000)	7,304,000
Segment assets	19,500,000*	13,928,000	6,218,000	—	35,175,000*	74,821,000
Goodwill	—	7,679,000	3,278,000	—	—	10,957,000
Fixed asset additions	166,000	62,000	5,000	—	—	233,000

*	Reclassified to conform with fiscal years 2012 and 2011 presentation.

The Company does not allocate interest income and income taxes to segments.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Segment and Customer Information  – (continued)

No assets of the Company are held outside of the United States. The following table reports sales by country for the fiscal years ended June 30, 2012, 2011 and 2010. Sales are attributed to each country based on the location of the customer. Total sales to all foreign countries for the fiscal years ended June 30, 2012, 2011 and 2010 were $35,680,000, $30,666,000 and $24,704,000 respectively.

	2012	2011	2010
United States	$16,930,000	$8,192,000	$6,781,000
United Arab Emirates	7,804,000	9,419,000	4,647,000
Norway	6,046,000	5,953,000	7,080,000
France	5,777,000	6,532,000	2,434,000
Peoples Republic of China	2,834,000	1,651,000	4,492,000
United Kingdom	2,615,000	1,165,000	690,000
Canada	2,126,000	243,000	304,000
Singapore	2,089,000	2,293,000	2,903,000
Russia	1,467,000	737,000	713,000
Netherlands	1,122,000	576,000	365,000
Japan	906,000	680,000	851,000
Australia	839,000	409,000	45,000
Poland	219,000	44,000	—
Brazil	164,000	—	—
Other	1,672,000	964,000	180,000
	$52,610,000	$38,858,000	$31,485,000

A relatively small number of marine seismic data acquisition segment customers comprise the Company’s sales. Customers accounting for 10% or more of consolidated sales in fiscal years 2012, 2011 or 2010 are as follows:

	2012	2011	2010
Customer A	17%	23%	23%
Customer B	10%	18%	9%
Customer C	1%	1%	11%

Note 14 — Benefit Plans

The Company maintains defined contribution retirement plans (the “Retirement Plans”) covering substantially all employees who satisfy the age and service requirements of the Retirement Plans. The Company’s contributions to the Retirement Plans are discretionary and for the years ended June 30, 2012, 2011 and 2010 amounted to $185,000, $180,000, and $167,000, respectively.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the fiscal years ended June 30, 2012 and 2011.

	Quarter Ended
2012	Sept. 30	Dec. 31	March 31	June 30
Sales	$9,572,000	$14,588,000	$12,993,000	$15,457,000
Gross profit	$4,660,000	$6,772,000	$5,988,000	$7,318,000
Adjustment to contingent earnout liability	$—	$—	$—	$(4,500,000)
Net income (loss)	$720,000	$1,946,000	$1,585,000	$(2,269,000)
Basic earnings (loss) per share	$0.08	$0.23	$0.18	$(0.26)
Diluted earnings (loss) per share	$0.08	$0.23	$0.18	$(0.26)
Dividends declared per common share	$—	$1.00	$0.05	$0.05

	Quarter Ended
2011	Sept. 30	Dec. 31	March 31	June 30
Sales	$8,534,000	$10,124,000	$9,381,000	$10,819,000
Gross profit	$4,488,000	$4,642,000	$4,335,000	$5,255,000
Adjustment to contingent earnout liability	$—	$—	$—	$—
Net income	$1,433,000	$1,681,000	$1,027,000	$1,386,000
Basic earnings per share	$0.17	$0.20	$0.12	$0.16
Diluted earnings per share	$0.17	$0.20	$0.12	$0.16
Dividends declared per common share	$—	$—	$—	$—

Note 16 — Subsequent Event

On August 21, 2012, the Company’s Board of Directors approved a dividend of $0.07 per common share, which will be paid on October 4, 2012 to stockholders of record on September 6, 2012.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
For the Three Years Ended June 30, 2012

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Allowance for uncollectible accounts:
2010	$265,000	$144,000	$—	$(9,000	)(a)	$400,000
2011	400,000	101,000	—	(268,000	)(a)	233,000
2012	233,000	358,000	—	(187,000	)(a)	404,000
Reserve for inventory valuation:
2010	$651,000	$217,000	$—	$(376,000	)(b)	$492,000
2011	492,000	341,000	—	(65,000	)(b)	768,000
2012	768,000	190,000	—	(439,000	)(b)	519,000

(a)	Accounts written-off.
(b)	Scrapped inventory.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation*.
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation*.
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075); Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Raymond M. Soto dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporating Amendment)*.†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†

Exhibit No.	Description
10.8	Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Michael C. Hedger dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporating Amendment).*†
10.9	Asset Purchase Agreement by and among Real Time Systems Inc., Embedded Microsystems, Inc. dba Real Time Systems, W. Allen Nance and Molly L. Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.11	Asset Purchase Agreement by and among Custom Products Corporation, Bolt Technology Corporation and A&A Manufacturing Co., Inc. dated May 6, 2008 (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2008, SEC File No. 001-12075).
10.12	Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2012 and June 30, 2011, (ii) Consolidated Statements of Income for the years ended June 30, 2012, June 30, 2011 and June 30, 2010,
(iii) Consolidated Statements of Cash Flows for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, (iv) Notes to Consolidated Financial Statements and (v) Schedule II — Valuation and Qualifying Accounts.***

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections. To be filed by amendment within 30 days of the filing date of this Form 10-K, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.
†	Management contract or compensatory plan.