Form 10-Q
period 2012-09-30
BOLT TECHNOLOGY CORP
filed 2012-11-09
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

At November 2, 2012, there were 8,596,671 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) -
	Three months ended September 30, 2012 and 2011	3

	Consolidated Balance Sheets -
	September 30, 2012 (Unaudited) and June 30, 2012	4

	Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended September 30, 2012 and 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6-23

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	24-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

Part II - Other Information:

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	34

Signatures		35

Exhibit Index		36

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
	2012	2011

Sales	$14,268,000	$9,572,000

Costs and Expenses:
Cost of sales	7,670,000	4,912,000
Research and development	620,000	563,000
Selling, general and administrative	3,385,000	3,179,000
Interest income	(28,000)	(46,000)

	11,647,000	8,608,000

Income before income taxes	2,621,000	964,000
Provision for income taxes	917,000	244,000
Net income	$1,704,000	$720,000

Earnings per share:
Basic	$0.20	$0.08
Diluted	$0.20	$0.08

Average number of common shares outstanding:
Basic	8,576,586	8,521,633
Diluted	8,580,891	8,557,444

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	June 30,
	(Unaudited)	2012

ASSETS
Current Assets:
Cash and cash equivalents	$26,332,000	$24,613,000
Accounts receivable, less allowance for uncollectible accounts of $637,000 at September 30, 2012 and $404,000 at June 30, 2012	8,619,000	8,869,000
Inventories	17,135,000	17,708,000
Deferred income taxes	530,000	391,000
Other current assets	1,029,000	889,000
Total current assets	53,645,000	52,470,000
Property, Plant and Equipment, net	5,098,000	4,860,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	7,653,000	7,902,000
Other Assets	250,000	255,000
Total assets	$83,873,000	$82,714,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,570,000	$1,890,000
Accrued expenses	2,181,000	2,735,000
Contingent earnout liability	2,400,000	1,700,000
Dividends payable	601,000	429,000
Income taxes payable	830,000	413,000
Total current liabilities	7,582,000	7,167,000
Non-Current Portion of Contingent Earnout Liability	2,600,000	3,300,000
Deferred Income Taxes	2,494,000	2,429,000
Total liabilities	12,676,000	12,896,000

Stockholders’ Equity:
Common stock	31,570,000	31,294,000
Retained earnings	41,553,000	40,450,000
Treasury stock, at cost	(1,926,000)	(1,926,000)
Total stockholders’ equity	71,197,000	69,818,000
Total liabilities and stockholders’ equity	$83,873,000	$82,714,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$1,704,000	$720,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423,000	373,000
Deferred income taxes	(74,000)	(91,000)
Stock-based compensation expense	184,000	200,000
Change in operating assets and liabilities:
Accounts receivable	250,000	1,324,000
Inventories	573,000	(1,331,000)
Other assets	(140,000)	77,000
Accounts payable	(320,000)	777,000
Accrued expenses	(554,000)	(375,000)
Income taxes payable	417,000	36,000
Net cash provided by operating activities	2,463,000	1,710,000
Cash Flows From Investing Activities:
Purchase of SeaBotix Inc.	-	(1,560,000)
Capital expenditures and other non-current assets	(407,000)	(200,000)
Net cash used by investing activities	(407,000)	(1,760,000)
Cash Flows From Financing Activities:
Dividends paid	(429,000)	-
Exercise of stock options	69,000	-
Purchases of treasury stock	-	(297,000)
Tax benefit (liability) from vested restricted stock	23,000	(4,000)
Net cash used by financing activities	(337,000)	(301,000)

Net increase (decrease) in cash and cash equivalents	1,719,000	(351,000)
Cash and cash equivalents at beginning of period	24,613,000	31,683,000
Cash and cash equivalents at end of period	$26,332,000	$31,332,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$552,000	$102,000
Non cash transactions:
Transfer of property, plant and equipment to inventory	$-	$627,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2012, the Consolidated Statements of Income for the three month periods ended September 30, 2012 and 2011 and the Consolidated Statements of Cash Flows for the three month periods ended September 30, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Note 2 – Description of Business and Significant Accounting Policies

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles, and consists of four operating units (each a separate reportable segment): Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). The Bolt seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The A-G underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems (“SSMS”). The RTS seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment. The SBX underwater robotic vehicles segment develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. Refer to Note 14 to Consolidated Financial Statements (Unaudited) for additional information concerning reportable segments.

Principles of Consolidation

The Consolidated Financial Statements (Unaudited) include the accounts of Bolt Technology Corporation and its subsidiary companies. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Refer to Note 13 to Consolidated Financial Statements (Unaudited) for additional information regarding concentration of cash and cash equivalent balances.

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

For the RTS reporting unit, the Company performed the quantitative impairment test. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow method and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. Goodwill related to the RTS acquisition was tested for impairment at June 30, 2012, and the test indicated no impairment of the goodwill balance.

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

The Company’s reviews of A-G, RTS and SBX goodwill as of September 30, 2012 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment loss arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2011 and the test indicated no impairment. The Company reviewed intangible assets with indefinite lives at September 30, 2012 and June 30, 2012 and such reviews did not result in any indicators of impairment, and therefore no impairment tests were performed.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of September 30, 2012 and June 30, 2012 did not result in any indicators of impairment, and therefore no impairment tests were performed.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to inventory reserves, the potential impairment of goodwill and intangible assets with indefinite lives, other long-lived assets impairment, valuation of acquisitions, contingent earnout liability and realization of deferred tax assets. Actual results could differ from those estimates.

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

Contingent Earnout Liability

The Company is obligated under an earnout arrangement to make cash payments to the former SBX stockholders if certain revenue and gross profit margin thresholds are achieved. The Company recorded a contingent earnout liability at the acquisition date at its estimated fair value, which takes into account the range and probability of projected future revenues of the acquired entity over the earnout period. The Company revalues the contingent earnout liability at the close of each accounting period and records any change in the estimated fair value in the Consolidated Statement of Income as “adjustment of contingent earnout liability.”

Increases or decreases in the fair value of the SBX contingent earnout liability can result from changes in assumed revenues, probabilities of achieving revenue and gross profit margin thresholds and discount rates. Significant judgment is used in determining the appropriateness of fair value assumptions at the acquisition date and in subsequent periods. As result, actual contingent earnout payments can differ from estimates, and the differences could be material.

Computation of Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period including common share equivalents (which includes stock option grants) assuming dilution. Unvested shares of restricted stock are included in computing basic earnings per share because they contain rights to receive non-forfeitable dividends. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011

Net income available to common stockholders	$1,704,000	$720,000

Divided by:
Weighted average common shares	8,576,586	8,521,633
Weighted average common share equivalents	4,305	35,811
Total weighted average common shares and common share equivalents	8,580,891	8,557,444

Basic earnings per share	$0.20	$0.08
Diluted earnings per share	$0.20	$0.08

For the three month periods ended September 30, 2012 and 2011, the calculations do not include options to acquire 40,250 shares and 127,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Recent Accounting Developments

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more likely than not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Note 3 – SeaBotix Inc. Acquisition

The Company acquired all of the outstanding shares of capital stock of SeaBotix Inc. effective January 1, 2011. At closing, $9,500,000 was paid and a $500,000 purchase price holdback was accrued by the Company. Additional post closing earnout payments are to be made if SBX achieves certain revenue and gross profit margin thresholds during the four-year period ending December 31, 2014.

The total purchase price paid or accrued, after the measurement period adjustment of $301,000 in fiscal year 2012, consisted of the following:

Cash paid	$9,500,000
Accrual for contingent earnout payments	5,000,000
Accrual for holdback and pro forma working capital adjustment	1,560,000
Total purchase price	$16,060,000

The final purchase price allocation was as follows:

Net current assets, including cash acquired of $316,000 and accounts receivable of $1,342,000	$4,963,000
Non-current assets (mainly property and equipment)	796,000
Goodwill	6,270,000 *
Other intangible assets	8,500,000
Accounts payable and accrued expenses	(1,010,000)
Debt assumed	(539,000)
Deferred tax liability (non-current)	(2,920,000)
Total purchase price allocation	$16,060,000

* None of the goodwill is deductible for income tax purposes.

In the fourth quarter of fiscal year 2012, the Company increased the contingent earnout liability by $4,500,000 and the amount was charged to the Consolidated Statement of Income. The charge is not deductible for income tax purposes. This amount is not included in the total purchase price of $16,060,000.

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

Set forth below is a summary of the activity in the contingent earnout liability (all amounts represent fair values) from the date of closing to September 30, 2012:

Contingent
Earnout
Liability

Balance at closing	$5,000,000
Earnout paid in fiscal year 2011	(2,000,000)
Balance at June 30, 2011	3,000,000
Earnout paid in fiscal year 2012	(2,500,000)
Increase to contingent earnout liability in June 2012	4,500,000
Balance at June 30, 2012 and September 30, 2012	$5,000,000 *

*Refer to Note 10 to Consolidated Financial Statements (Unaudited) for further information concerning the SBX contingent earnout liability.

As of September 30, 2012, the Company has paid $4,500,000 in earnout payments and has an accrual of $5,000,000 to cover anticipated earnout payments over the remaining earnout period which ends on December 31, 2014.

Future earnout payments equal to 15.5% of annual gross revenues are payable if SBX generates annual gross revenues in excess of $10,000,000 and maintains a certain gross profit margin for calendar years 2012 through 2014. If the Company estimates that it is more likely than not that these future earnout payments will exceed $5,000,000, the Company would have to increase the contingent earnout liability by the anticipated additional amount of the earnout payments (up to $10,500,000).

The $5,000,000 contingent earnout liability at September 30, 2012 and June 30, 2012 was estimated by the Company based upon projected SBX revenues and gross profit margin thresholds for calendar years 2012, 2013 and 2014 and an analysis using a probability weighted approach for three performance outcomes for these years. The performance outcomes were then discounted using an appropriate discount rate commensurate with the risk associated with SBX to arrive at the fair value of the contingent earnout liability at September 30, 2012 and June 30, 2012. The Company is required to reassess the fair value of the contingent earnout liability on a recurring basis. Should a determination be made that the contingent earnout liability requires adjustment, a charge or credit will made in the Consolidated Statement of Income in the period in which the adjustment is required.

The following table summarizes key information underlying SBX’s identifiable intangible assets related to the acquisition:

Category	Life	Amount	Annual Amortization

Tradename	Indefinite	$1,200,000	$-
Acquired technology	6-15 years	5,900,000	583,000
Customer and distributor relationships	7 years	1,400,000	200,000
Total		$8,500,000	$783,000

Note 4 – Inventories

Inventories consist of the following:

	September 30, 2012	June 30, 2012

Raw materials and sub-assemblies	$15,381,000	$15,928,000
Work-in-process	2,341,000	2,299,000
	17,722,000	18,227,000
Less – Reserve for inventory valuation	(587,000)	(519,000)
	$17,135,000	$17,708,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at September 30, 2012 and June 30, 2012 was $587,000 and $519,000, respectively.  At September 30, 2012 and June 30, 2012, approximately $842,000 and $808,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate was incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the three month period ended September 30, 2012, the inventory valuation reserve was increased by $68,000 and no items were scrapped or disposed.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2012	June 30, 2012

Land	$253,000	$253,000
Buildings	1,182,000	1,181,000
Leasehold improvements	1,183,000	1,168,000
Machinery and equipment	10,923,000	10,728,000
	13,541,000	13,330,000
Less - accumulated depreciation	(8,443,000)	(8,470,000)
	$5,098,000	$4,860,000

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at September 30, 2012 and June 30, 2012 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 21% of the Company’s total assets at September 30, 2012 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets consist of the following:

Category	Life	September 30, 2012	June 30, 2012

Trade name	Indefinite	$1,425,000	$1,425,000
License	5.5 years	570,000	570,000
Non-Compete agreements	6 years	647,000	647,000
Technology	6 – 15 years	6,170,000	6,170,000
Customer & distributor relationships	7 years	1,400,000	1,400,000
Other	n.a.	70,000	64,000
		10,282,000	10,276,000
Less accumulated amortization		(2,629,000)	(2,374,000)
Total other intangible assets		$7,653,000	$7,902,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The major portion of intangible assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for the three month periods ended September 30, 2012 and September 30, 2011 amounted to $255,000 in both periods. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2013	$715,000
2014	$812,000
2015	$812,000
2016	$812,000
2017	$639,000

Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning other intangible assets.

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	June 30, 2012

Compensation and related taxes	$855,000	$1,133,000
Compensated absences	630,000	615,000
Commissions payable	159,000	216,000
Accrued professional fees	165,000	281,000
Customer deposits	188,000	280,000
Other	184,000	210,000
	$2,181,000	$2,735,000

Note 9 – Income Taxes

Income tax expense consists of the following for the three month periods ended September 30:

	2012	2011
Current:
Federal	$939,000	$331,000
State	52,000	4,000

Deferred:
Federal	(80,000)	(59,000)
State	6,000	(32,000)
Income tax expense	$917,000	$244,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes for the three month periods ended September 30 is as follows:

	2012	2011

Federal statutory rate	34%	34%
Exempt income from domestic manufacturer’s deduction	(3)	(4)
Research and development tax credit	—	(5)
Non-deductible expenses	3	—
State taxes	1	—
Effective tax rate	35%	25%

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at September 30, 2012.  There were no unallocated tax reserves at September 30, 2012.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2008 are no longer subject to examination by the Internal Revenue Service.

Note 10 — Fair Value Measurements

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

The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

•	Level 1 — Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•	Level 2 — Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•	Level 3 — Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

Set forth below is a summary of liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
At September 30, 2012 — Contingent earnout liability	$—	$—	$5,000,000	$5,000,000

At June 30, 2012 — Contingent earnout liability	$—	$—	$5,000,000	$5,000,000

This liability relates to the estimated fair value of earnout payments to former SeaBotix Inc. stockholders for calendar years 2012, 2013 and 2014. Refer to Note 3 to Consolidated Financial Statements (Unaudited) for SeaBotix Inc. acquisition information.

There have been no changes in the total Level 3 liability of $5,000,000 from June 30, 2012 to September 30, 2012. However, the current portion was adjusted from $1,700,000 at June 30, 2012 to $2,400,000 at September 30, 2012, and the non-current portion was adjusted from $3,300,000 at June 30, 2012 to $2,600,000 at September 30, 2012.

The Company determined the fair value of the contingent earnout liability using a probability weighted approach. The principal inputs to the approach include expectations of SBX’s revenue in calendar years 2012 through 2014 and the probability of achieving required gross margin thresholds using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy.

Note 11 – Stock Options and Restricted Stock

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

Stock Options

Stock option compensation expense, which is a non-cash item, was $64,000 and $87,000 for the three month periods ended September 30, 2012 and 2011, respectively. Unrecognized compensation expense for stock options at September 30, 2012 amounted to $461,000 and the weighted average period for recognizing this expense is 2.7 years.

A summary of changes in stock options during the three month period ended September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at June 30, 2012	180,863	$14.32
Exercised	(5,313)	$12.96
Forfeited	(3,750)	$16.36
Options outstanding at September 30, 2012	171,800	$14.31

At September 30, 2012, the aggregate intrinsic value for outstanding options was $12,000.

The weighted average remaining contractual life of options outstanding at September 30, 2012 was 2.5 years.

The expiration dates for the outstanding options at September 30, 2012 are as follows:

Expiration Date of Option	Number of Shares
November 2012	7,500
January 2013	13,500
June 2013	19,250
November 2013	3,750
August 2014	42,500
November 2014	15,000
November 2015	7,500
November 2016	22,500
January 2017	40,300
Total	171,800

Options exercisable at September 30, 2012, totaled 81,500 shares, consisting of 28,233 non-qualified and 53,267 qualified options.

During the three month periods ended September 30, 2012 and 2011, the fair value of options that vested was $180,000 (12,188 shares) and $135,000 (12,500 shares), respectively. During the three month period ended September 30, 2012, 5,313 options were exercised. No options were exercised during the three month period ended September 30, 2011. The weighted average exercise price of exercisable options as of September 30, 2012 was $17.00. At September 30, 2012, there was no aggregate intrinsic value of exercisable options because the market price of the Company’s Common Stock at September 30, 2012 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at September 30, 2012 was 1.3 years.

Restricted Stock

During the three month periods ended September 30, 2012 and 2011, 27,100 and 38,500 shares, respectively, of restricted stock were granted. These shares vest over a five year period and the cost to recipients is zero.  The aggregate compensation cost for restricted stock granted during the three month periods ended September 30, 2012 and 2011 was $403,000 and $412,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the five-year vesting period.  Restricted stock compensation expense was $120,000 and $113,000 for the three month periods ended September 30, 2012 and 2011, respectively.  Unrecognized compensation expense for restricted stock at September 30, 2012 amounted to $1,187,000.

A summary of changes in restricted stock awards during the three month period ended September 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested restricted stock awards outstanding at June 30, 2012	95,640	$12.14
Granted	27,100	$14.89
Vested	(20,100)	$12.61
Unvested restricted stock awards outstanding at September 30, 2012	102,640	$12.78

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

Note 12 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the three month period ended September 30, 2012 were as follows:

	Common Stock		Treasury Stock		Retained
	Shares	Amount	Shares	Amount	Earnings	Total
Balance June 30, 2012	8,766,333	$31,294,000	202,075	$(1,926,000)	$40,450,000	$69,818,000
Restricted stock grants	27,100	—	—	—	—	—
Stock based compensation expense	—	184,000	—	—	—	184,000
Stock options exercised	5,313	69,000	—	—	—	69,000
Tax liability from vested restricted stock	—	23,000	—	—	—	23,000
Net income	—	—	—	—	1,704,000	1,704,000
Dividends ($0.07 per share)	—	—	—	—	(601,000)	(601,000)
Balance September 30, 2012	8,798,746	$31,570,000	202,075	$(1,926,000)	$41,553,000	$71,197,000

At September 30, 2012 and June 30, 2012, 20,000,000 shares of Common Stock, no par value, were authorized.

Note 13 – Concentrations and Contingencies

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

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged or other types of derivative financial instruments. Fair value of accounts receivable, accounts payable, accrued expenses, contingent earnout liability, dividends payable and income taxes payable reflected in the September 30, 2012 and June 30, 2012 balance sheets approximate carrying values at those dates.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business.  The Company is not aware of any material current or pending litigation.

Note 14 – Segment Information

The Company has four reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”

The following table provides selected financial information for each reportable segment for the three month periods ended September 30, 2012 and 2011:

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Underwater Robotic Vehicles	Corporate Headquarters & Eliminations	Consolidated

Three Months Ended September 30, 2012
Sales to external customers	$5,407,000	$4,355,000	$882,000	$3,624,000	$—	$14,268,000
Intersegment sales	—	49,000	102,000	—	(151,000)	—
Depreciation and amortization	51,000	70,000	69,000	228,000	5,000	423,000
Income (loss) before income taxes	759,000	1,821,000	371,000	694,000	(1,024,000)	2,621,000
Fixed asset additions	36,000	331,000	—	39,000	—	406,000

Three Months Ended September 30, 2011
Sales to external customers	$4,829,000	$3,368,000	$267,000	$1,108,000	$—	$9,572,000
Intersegment sales	—	39,000	109,000	—	(148,000)	—
Depreciation and amortization	5,000	65,000	72,000	226,000	5,000	373,000
Income (loss) before income taxes	1,190,000	1,139,000	(13,000)	(488,000)	(864,000)	964,000
Fixed asset additions	178,000	32,000	—	16,000	—	226,000

Balance Sheet Data at September 30, 2012
Segment assets	$19,376,000	$17,428,000	$5,779,000	$20,948,000	$20,342,000	$83,873,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

Balance Sheet Data at June 30, 2012
Segment assets	$19,985,000	$15,990,000	$6,272,000	$21,421,000	$19,046,000	$82,714,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

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

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include statements about anticipated financial performance, future revenues or earnings, dividends, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) risks associated with a significant amount of foreign sales, (v) the risk of fluctuations in future operating results, (vi) risks associated with global economic conditions, (vii) risks of changes in environmental or regulatory matters, and (viii) other risks detailed in the Company’s filings with the Securities and Exchange Commission.  The Company believes that forward-looking statements made by it are based on reasonable expectations.  However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.  The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “may,” “could,” “should” and similar expressions are intended to identify forward-looking statements.

Overview

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles. The Company’s four operating units, each of which is considered to be a separate reportable segment, consist of: seismic energy sources, underwater cables and connectors, seismic energy source controllers and underwater robotic vehicles. Sales of the Company’s products in the three segments dedicated to marine seismic data acquisition equipment (seismic energy sources, underwater cables and connectors and seismic energy source controllers) are generally related to the level of worldwide oil and gas exploration and development activity, which is based on current and projected crude oil and natural gas prices. Sales of the Company’s underwater robotic vehicles are generally related to the demand from governmental and quasi-governmental units. Refer to Note 14 to Consolidated Financial Statements (Unaudited) for further information on reportable segments.

Sales for the three month period ended September 30, 2012 increased by $4,696,000 or 49% from the three month period ended September 30, 2011. The combined sales for the marine seismic data acquisition segments increased from $8,464,000 for the three month period ended September 30, 2011 to $10,644,000 for the three month period ended September 30, 2012. In addition, sales for underwater robotic vehicles increased from $1,108,000 for the three month period ended September 30, 2011 to $3,624,000 for the three month period ended September 30, 2012.

The Company is hopeful that sales in the marine seismic data acquisition segments and in the underwater robotic vehicles segment will continue to show strength during the remainder of fiscal year 2013. The fiscal year outlook is anticipated to be positive for the marine seismic data acquisition segments due to the current level of customer orders and inquiries and the planned market introduction in the current fiscal year of the Smart Energy Source, a digital gun controller that also provides sophisticated near field measurements. While the outlook for the underwater robotic vehicles segment is positive through December 31, 2012, sales growth beyond that date remains dependent on several factors, including demand from its major customer groups and government budget levels.

At September 30, 2012, the Company conducted an assessment of the contingent earnout liability of $5,000,000 and determined that no adjustment was required. However, the current portion of the contingent earnout liability was adjusted from $1,700,000 at June 30, 2012 to $2,400,000 at September 30, 2012 and the non-current portion of the contingent earnout liability was adjusted by a like amount from $3,300,000 to $2,600,000, based on anticipated governmental budgetary constraints and the global economic situation.

The Company has a joint development effort with WesternGeco, a product line of Schlumberger, to develop an environmentally sensitive energy source for marine seismic exploration surveys. The air gun is a bandwidth-controlled source of acoustic waves designed to reduce the potential impact of seismic signals on marine life. This is a multi-phase development project which, if successfully developed and commercialized, could be a significant new development in the marine seismic exploration industry. Expenditures made in support of this project are recorded as research and development expense in the Consolidated Statement of Income. During the three month periods ended September 30, 2012 and 2011, the Company recorded $320,000 and $140,000, respectively, as research and development expense in connection with the joint development efforts.

The Company’s balance sheet remained strong during the three month period ended September 30, 2012. Working capital increased to $46,063,000 at September 30, 2012 from $45,303,000 at June 30, 2012. In addition, the Company remained debt free at September 30, 2012. The Company’s cash position increased to $26,332,000 at September 30, 2012 from $24,613,000 at June 30, 2012.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

As of September 30, 2012, the Company believes that cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs for the remainder of fiscal year 2013.

On August 21, 2012, the Company’s Board of Directors approved a dividend of $0.07 per common share, to be paid on October 4, 2012 to stockholders of record on September 6, 2012.

In the fourth quarter of fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of SEC Rule 10b-18. Through September 30, 2012, the Company had repurchased 202,075 of its shares under the repurchase program at an aggregate cost of $1,926,000. No shares were repurchased during the three month period ended September 30, 2012.

Three Months Ended September 30, 2012

At September 30, 2012, the Company had $26,332,000 in cash and cash equivalents, as compared to September 30, 2011, when it had $31,332,000 in cash and cash equivalents. The decrease in cash and cash equivalents was primarily due to dividend payments, payment of consideration relating to the acquisition of SBX and the stock repurchase program, partially offset by cash provided from operations.

For the three month period ended September 30, 2012, cash flow from operating activities after changes in working capital items was $2,463,000, primarily due to net income adjusted for non-cash items, lower accounts receivable and inventory, partially offset by lower current liabilities. For the three month period ended September 30, 2011, cash flow from operating activities after changes in working capital items was $1,710,000, primarily due to net income adjusted for non-cash items, lower accounts receivable and higher accounts payable, partially offset by higher inventories.

For the three month period ended September 30, 2012, cash used in investing activities was $407,000 primarily due to capital expenditures for new and replacement equipment. For the three month period ended September 30, 2011, cash used in investing activities was $1,760,000 primarily due to payments made to the former SBX stockholders.

For the three month period ended September 30, 2012, cash used in financing activities was $337,000 due to cash dividends paid, partially offset by proceeds from the exercise of stock options. For the three month period ended September 30, 2011, cash used in financing activities was $301,000 due primarily to repurchases of the Company’s Common Stock.

The Company anticipates that capital expenditures for the remainder of fiscal year 2013 should not exceed $700,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At September 30, 2012 and June 30, 2012, the five customers with the highest accounts receivable balances represented 61% and 57% of the consolidated accounts receivable balances on those dates, respectively.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet financing arrangements at September 30, 2012.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at September 30, 2012 except for the non-current portion of the contingent earnout liability.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Consolidated sales for the three month period ended September 30, 2012 totaled $14,268,000, an increase of $4,696,000 or 49% from the three month period ended September 30, 2011. The change in net sales from the prior year period by reportable segment was as follows: seismic energy sources increased by $578,000 (12%), underwater cables and connectors increased by $987,000 (29%), seismic energy source controllers increased by $615,000 (230%), and underwater robotic vehicles increased by $2,516,000 (227%).

Sales for the Company’s three marine seismic data acquisition segments contributed 46% of the consolidated sales increase reflecting increased marine seismic activity and the lifting of moratoriums on exploration in the Gulf of Mexico. Many product categories reported higher sales, such as air gun spare parts, SSMS, and analog energy source controllers. SBX contributed 54% of the consolidated sales increase reflecting higher sales across many of its customer groups.

Consolidated gross profit as a percentage of consolidated sales was 46% for the three month period ended September 30, 2012 versus 49% for the three month period ended September 30, 2011.  The decrease in the gross profit percentage was caused primarily by higher manufacturing costs.

Research and development (“R&D”) costs for the three month period ended September 30, 2012 increased to $620,000 from $563,000 for the three month period ended September 30, 2011. The increase is primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly seismic energy source.

Selling, general and administrative (“SG&A”) expenses increased by $206,000 or 6% in the three month period ended September 30, 2012 from the three month period ended September 30, 2011. The increase was primarily due to an increase in the allowance for uncollectible accounts.

Interest income decreased by $18,000 or 39% in the three month period ended September 30, 2012 from the three month period ended September 30, 2011 primarily due to lower average cash and cash equivalent balances.

The provision for income taxes for the three month period ended September 30, 2012 was $917,000, an effective tax rate of 35%.   This rate was higher than the federal statutory rate of 34% primarily due to state income taxes and nondeductible expenses offset by benefits associated with the domestic manufacturer’s deduction. The provision for income taxes for the three month period ended September 30, 2011 was $244,000, an effective tax rate of 25%.  This rate was lower than the federal statutory rate of 34% due to tax benefits associated with the domestic manufacturer’s deduction and the research and development tax credit.

The above mentioned factors resulted in an increase in net income for the three month period ended September 30, 2012 to $1,704,000, compared to net income of $720,000 for the three month period ended September 30, 2011.

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

Based on this definition, the Company’s most critical accounting policies include: revenue recognition, recording of inventory reserves, valuation of acquisitions, contingent earnout liability, deferred taxes, and the potential impairment of goodwill, intangible assets with indefinite lives and other long-lived assets.  These policies are discussed below.  The Company also has other key accounting policies, including the establishment of an allowance for uncollectible accounts.  The Company believes that these other policies either do not generally require it to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the Company’s reported results of operations for a given period.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The reserve for inventory valuation at September 30, 2012 and June 30, 2012 was $587,000 and $519,000, respectively.  At September 30, 2012 and June 30, 2012, approximately $842,000 and $808,000, respectively, of the raw materials and sub-assemblies inventory were considered slow moving and subject to a reserve provision equal to all or a portion of the cost, less an estimate for scrap value.  In certain instances, this inventory has been unsold for more than five years from the date of manufacture or purchase, and in other instances the Company has more than a five-year supply of inventory on hand based on recent sales volume. Management believes that this inventory is properly valued and appropriately reserved.  Even if management’s estimate were incorrect, that would not result in a cash outlay since the cash required to manufacture or purchase the older inventory was expended in prior years.

The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the three month period ended September 30, 2012, the inventory valuation reserve was increased by $68,000 and no items were scrapped or disposed.

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

Contingent Earnout Liability

The Company is obligated under an earnout arrangement to make cash payments to the former SBX stockholders if certain revenue and gross profit margin thresholds are achieved. The Company recorded a contingent earnout liability at the acquisition date at its estimated fair value, which takes into account the range and probability of projected future revenues of the acquired entity over the earnout period. The Company revalues the contingent earnout liability at the close of each accounting period and records any change in the estimated fair value in the Consolidated Statement of Income as “adjustment of contingent earnout liability.” This adjustment would be a non-deductible expense for income tax purposes.

Increases or decreases in the fair value of the SBX contingent earnout liability can result from changes in assumed revenues, probabilities of achieving revenue and gross profit margin thresholds and discount rates. Significant judgment is used in determining the appropriateness of fair value assumptions at the acquisition date and in subsequent periods. As a result, actual contingent earnout payments can differ from estimates, and the differences could be material.

At September 30, 2012, the Company conducted an assessment of the contingent earnout liability of $5,000,000 and determined that no adjustment was required. However, the current portion of the contingent earnout liability was adjusted from $1,700,000 at June 30, 2012 to $2,400,000 at September 30, 2012 and the non-current portion of the contingent earnout liability was adjusted by a like amount from $3,300,000 to $2,600,000, based on anticipated governmental budgetary constraints and the global economic situation.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the Consolidated Statement of Income.  The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2012 and June 30, 2012 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Impairment Testing of Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. The Company conducted an assessment of qualitative factors regarding A-G at June 30, 2012 and the qualitative assessment indicated no impairment of the goodwill balance. RTS goodwill was tested for impairment and the test indicated no impairment of the goodwill balance at June 30, 2012. SBX goodwill was initially tested for impairment at December 31, 2011 and the test indicated no impairment of the goodwill balance. The Company’s reviews of A-G, RTS and SBX goodwill as of September 30, 2012 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Goodwill represents approximately 21% of the Company’s total assets at September 30, 2012. The evaluation of goodwill is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. Refer to Notes 3 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2011 and the test indicated no impairment. The Company reviewed intangible assets with indefinite lives at September 30, 2012 and such reviews did not result in any indicators of impairment, and therefore no impairment tests were performed.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of September 30, 2012 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Recent Accounting Developments

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more likely than not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information with respect to Item 1 is set forth under Note 13 to Consolidated Financial Statements (Unaudited).

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. The Company did not repurchase any shares of its Common Stock during the three month period ended September 30, 2012. As of September 30, 2012, $8,074,000 remained available for repurchase under the existing repurchase authorization.

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

BOLT TECHNOLOGY CORPORATION

Date: November 9, 2012	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

