Form 10-Q
period 2012-12-31
BOLT TECHNOLOGY CORP
filed 2013-02-11
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

At February 5, 2013, there were 8,624,360 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) -
	Three months and six months ended December 31, 2012 and 2011	3

	Consolidated Balance Sheets -
	December 31, 2012 (Unaudited) and June 30, 2012	4

	Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended December 31, 2012 and 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6-22

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	23-29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

Part II - Other Information:

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

Signatures		32

Exhibit Index		33

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Sales	$14,410,000	$14,588,000	$28,678,000	$24,160,000

Costs and Expenses:
Cost of sales	8,009,000	7,816,000	15,679,000	12,728,000
Research and development	818,000	552,000	1,438,000	1,115,000
Selling, general and administrative	3,116,000	3,374,000	6,501,000	6,553,000
Interest income	(37,000)	(41,000)	(65,000)	(87,000)
	11,906,000	11,701,000	23,553,000	20,309,000

Income before income taxes	2,504,000	2,887,000	5,125,000	3,851,000
Provision for income taxes	803,000	941,000	1,720,000	1,185,000
Net income	$1,701,000	$1,946,000	$3,405,000	$2,666,000

Earnings per share:
Basic	$0.20	$0.23	$0.40	$0.31
Diluted	$0.20	$0.23	$0.40	$0.31

Average number of common shares outstanding:
Basic	8,606,773	8,473,638	8,591,680	8,497,636
Diluted	8,606,795	8,488,411	8,593,843	8,522,928

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	June 30,
	(unaudited)	2012
ASSETS
Current Assets:
Cash and cash equivalents	$21,825,000	$24,613,000
Accounts receivable, less allowance for uncollectible accounts of $401,000 at December 31, 2012 and $404,000 at June 30, 2012	8,066,000	8,869,000
Inventories	16,167,000	17,708,000
Deferred income taxes	555,000	391,000
Other current assets	917,000	889,000
Total current assets	47,530,000	52,470,000
Property, Plant and Equipment, net	4,973,000	4,860,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	7,421,000	7,902,000
Other Non-Current Assets	248,000	255,000
Total assets	$77,399,000	$82,714,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,754,000	$1,890,000
Accrued expenses	1,652,000	2,735,000
Contingent earnout liability	285,000	1,700,000
Dividends payable	-	429,000
Income taxes payable	84,000	413,000
Total current liabilities	3,775,000	7,167,000
Non-Current Portion of Contingent Earnout Liability	2,815,000	3,300,000
Deferred Income Taxes	2,415,000	2,429,000
Total liabilities	9,005,000	12,896,000

Stockholders’ Equity:
Common stock	31,982,000	31,294,000
Retained earnings	38,338,000	40,450,000
Treasury stock, at cost	(1,926,000)	(1,926,000)
Total stockholders’ equity	68,394,000	69,818,000
Total liabilities and stockholders’ equity	$77,399,000	$82,714,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$3,405,000	$2,666,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	851,000	785,000
Deferred income taxes	(178,000)	19,000
Stock-based compensation expense	383,000	395,000
Change in operating assets and liabilities:
Accounts receivable	803,000	(1,777,000)
Inventories	1,541,000	(1,252,000)
Other assets	(28,000)	38,000
Accounts payable	(136,000)	658,000
Accrued expenses	(1,083,000)	(514,000)
Income taxes payable	(329,000)	190,000
Net cash provided by operating activities	5,229,000	1,208,000

Cash Flows From Investing Activities:
Purchase of SeaBotix Inc.	(1,900,000)	(1,560,000)
Capital expenditures and other non-current assets	(476,000)	(595,000)
Net cash used by investing activities	(2,376,000)	(2,155,000)

Cash Flows From Financing Activities:
Dividends paid	(5,946,000)	(8,576,000)
Purchases of treasury stock	-	(966,000)
Exercise of stock options	277,000	79,000
Tax benefit (liability) from vested restricted stock and stock options exercised	28,000	(3,000)
Net cash used by financing activities	(5,641,000)	(9,466,000)

Net decrease in cash and cash equivalents	(2,788,000)	(10,413,000)
Cash and cash equivalents at beginning of period	24,613,000	31,683,000
Cash and cash equivalents at end of period	$21,825,000	$21,270,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$2,215,000	$779,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of December 31, 2012, the Consolidated Statements of Income for the three month and six month periods ended December 31, 2012 and 2011 and the Consolidated Statements of Cash Flows for the six month periods ended December 31, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Goodwill relating to the SBX acquisition was tested at December 31, 2012 using the quantitative impairment test. The estimated fair value of the SBX reporting unit was determined using the capitalized cash flow method, the market price method, and the discounted cash flow method. The discounted cash flow method relies on the estimated future cash flows that are discounted back to their present value using a risk-adjusted discount rate to arrive at an estimated value of the reporting unit. The December 31, 2012 impairment test indicated no impairment of the goodwill balance.

The Company’s reviews of A-G and RTS goodwill as of December 31, 2012 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment loss arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2012 and the test indicated no impairment. The Company reviewed the RTS intangible asset with an indefinite life at December 31, 2012 and such review did not result in any indicators of impairment, and therefore no impairment test was performed.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s review as of December 31, 2012 did not result in any indicators of impairment, and therefore no impairment test was performed.

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

Refer to Notes 3 and 10 to Consolidated Financial Statements (Unaudited) for further information concerning the SBX contingent earnout liability.

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

Computation of Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period including common share equivalents (which includes stock option grants) assuming dilution. Unvested shares of restricted stock are included in computing basic earnings per share because they contain rights to receive non-forfeitable dividends. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and six month periods ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net income available to common stockholders	$1,701,000	$1,946,000	$3,405,000	$2,666,000

Divided by:
Weighted average common shares	8,606,773	8,473,638	8,591,680	8,497,636
Weighted average common share equivalents	22	14,773	2,163	25,292
Total weighted average common shares and common share equivalents	8,606,795	8,488,411	8,593,843	8,522,928

Basic earnings per share	$0.20	$0.23	$0.40	$0.31
Diluted earnings per share	$0.20	$0.23	$0.40	$0.31

For the three month periods ended December 31, 2012 and 2011, the calculations do not include options to acquire 40,250 shares and 149,500 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Recent Accounting Developments

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the qualitative goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more likely than not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

In the fourth quarter of fiscal year 2012, the Company increased the contingent earnout liability by $4,500,000 and the amount was charged to the Consolidated Statement of Income. The charge is not deductible for income tax purposes and is not included in the total purchase price of $16,060,000.

The fair values of SBX’s assets and liabilities as of acquisition date were determined based on estimates and assumptions that management believes are reasonable. During the three month period ended September 30, 2011, the preliminary estimate of goodwill relating to the SBX acquisition was increased by $301,000 from the amounts previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. This change was due to an increase in the actual pro forma working capital adjustment over the preliminary amount included in accrued expenses at June 30, 2011. In accordance with ASC 805, “Business Combinations,” the balances for goodwill and contingent earnout liability in the Consolidated Balance Sheet for June 30, 2011 have been retroactively adjusted to include the effect of this measurement period adjustment, which was based on information obtained subsequent to the acquisition date and June 30, 2011. The final determination of the fair value of certain assets and liabilities was completed and there were no further changes to the fair values of SBX’s assets and liabilities after the $301,000 adjustment.

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

Set forth below is a summary of the activity in the contingent earnout liability (all amounts represent fair values) from the date of closing to December 31, 2012:

	Contingent
	Earnout
	Liability

Balance at closing	$5,000,000
Earnout paid in fiscal year 2011	(2,000,000)
Balance at June 30, 2011	3,000,000
Earnout paid in fiscal year 2012	(2,500,000)
Increase to contingent earnout liability in June 2012	4,500,000
Balance at June 30, 2012 and September 30, 2012	5,000,000
Earnout paid in December 2012	(1,900,000	)*
Balance at December 31, 2012	$3,100,000	**

* The earnout payment of $1,900,000 paid in December 2012 was a partial payment of the contingent earnout liability for calendar year 2012 of $2,185,000. The remaining calendar year 2012 contingent earnout obligation of $285,000 has been reported at December 31, 2012 in the Company’s Consolidated Balance Sheet in current liabilities.

** Refer to Note 10 to Consolidated Financial Statements (Unaudited) for further information concerning the SBX contingent earnout liability.

As of December 31, 2012, the Company has paid $6,400,000 in earnout payments and has an accrual of $3,100,000 to cover anticipated earnout payments over the remaining earnout period which ends on December 31, 2014.

Future earnout payments equal to 15.5% of annual gross revenues are payable if SBX generates annual gross revenues in excess of $10,000,000 and maintains a certain gross profit margin for calendar years 2013 and 2014. If the Company estimates that it is more likely than not that these future earnout payments will exceed $2,815,000, the Company would have to increase the contingent earnout liability by the anticipated additional amount of the earnout payments (up to $10,500,000).

The $3,100,000 contingent earnout liability at December 31, 2012 was estimated by the Company based upon projected SBX revenues and gross profit margin thresholds for calendar years 2013 and 2014. The $5,000,000 contingent earnout liability at June 30, 2012 was estimated by the Company based upon projected SBX revenues and gross profit margin thresholds for calendar years 2012, 2013 and 2014. Both calculations were based on an analysis using a probability approach for three performance outcomes for these years. The performance outcomes were then discounted using an appropriate discount rate commensurate with the risk associated with SBX to arrive at the fair value of the contingent earnout liability at December 31, 2012 and June 30, 2012. The Company is required to reassess the fair value of the contingent earnout liability on a recurring basis. Should a determination be made that the contingent earnout liability requires adjustment, a charge or credit will be made in the Consolidated Statement of Income in the period in which the adjustment is required.

The following table summarizes key information underlying SBX’s identifiable intangible assets related to the acquisition:

Category	Life	Amount	Annual Amortization

Tradename	Indefinite	$1,200,000	$-
Acquired technology	6-15 years	5,900,000	583,000
Customer and distributor relationships	7 years	1,400,000	200,000
Total		$8,500,000	$783,000

 Note 4 – Inventories

Inventories consist of the following:

	December 31, 2012	June 30, 2012

Raw materials and sub-assemblies	$14,517,000	$15,928,000

Work-in-process	2,351,000	2,299,000
	16,868,000	18,227,000
Less – Reserve for inventory valuation	(701,000)	(519,000)

	$16,167,000	$17,708,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the six month period ended December 31, 2012, the inventory valuation reserve was increased by $182,000 and no items were scrapped or disposed.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2012	June 30, 2012

Land	$253,000	$253,000
Buildings	1,203,000	1,181,000
Leasehold improvements	1,187,000	1,168,000
Machinery and equipment	10,947,000	10,728,000
	13,590,000	13,330,000

Less - accumulated depreciation	(8,617,000)	(8,470,000)

	$4,973,000	$4,860,000

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, ‘‘Intangibles — Goodwill and Other.’’ Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at December 31, 2012 and June 30, 2012 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 22% of the Company’s total assets at December 31, 2012 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets consist of the following:

Category	Life	December 31, 2012	June 30, 2012

Trade name	Indefinite	$1,425,000	$1,425,000
License	5.5 years	570,000	570,000
Non-Compete agreements	6 years	647,000	647,000
Technology	6 – 15 years	6,170,000	6,170,000
Customer & distributor relationships	7 years	1,400,000	1,400,000
Other	n.a.	94,000	64,000
		10,306,000	10,276,000
Less accumulated amortization		(2,885,000)	(2,374,000)
Total other intangible assets		$7,421,000	$7,902,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The major portion of intangible assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for the six month periods ended December 31, 2012 and 2011 amounted to $511,000 in both periods. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2013	$971,000
2014	$812,000
2015	$812,000
2016	$812,000
2017	$639,000

Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning other intangible assets.

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2012	June 30, 2012

Compensation and related taxes	$407,000	$1,133,000
Compensated absences	613,000	615,000
Commissions payable	119,000	216,000
Accrued professional fees	182,000	281,000
Customer deposits	210,000	280,000
Other	121,000	210,000
	$1,652,000	$2,735,000

Note 9 – Income Taxes

Income tax expense consists of the following for the six month periods ended December 31:

	2012	2011
Current:
Federal	$1,853,000	$1,047,000
State	45,000	119,000
Deferred:
Federal	(214,000)	(32,000)
State	36,000	51,000

Income tax expense	$1,720,000	$1,185,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes for the six month periods ended December 31 is as follows:

	2012	2011

Federal statutory rate	34%	34%
Exempt income from domestic manufacturer’s deduction	(3)	(3)
Research and development tax credit	-	(4)
State income taxes	1	2
Non-deductible expenses	2	2
Effective tax rate	34%	31%

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at December 31, 2012.  There were no unallocated tax reserves at December 31, 2012.  The Company’s policy is to record any interest and penalties as a component of income tax expense.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2008 are no longer subject to examination by the Internal Revenue Service.

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

The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

•	Level 1 — Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•	Level 2 — Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•	Level 3 — Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

Set forth below is a summary of liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
At December 31, 2012 — Contingent earnout liability	$—	$—	$3,100,000	$3,100,000
Liabilities
At June 30, 2012 — Contingent earnout liability	$—	$—	$5,000,000	$5,000,000

This liability at June 30, 2012 relates to the estimated fair value of earnout payments to former SeaBotix Inc. stockholders for calendar years 2012, 2013 and 2014. The liability at December 31, 2012 primarily relates to estimated payments related to calendar years 2013 and 2014. Refer to Note 3 to Consolidated Financial Statements (Unaudited) for SeaBotix Inc. acquisition information.

Set forth below are the changes in the Level 3 liability from June 30, 2012 to December 31, 2012:

Fair Value
Of
Contingent
Earnout
Liability

Balance at June 30, 2012	$5,000,000
Cash payment for achieving performance threshold	(1,900,000)
Balance at December 31, 2012	$3,100,000

The earnout payment of $1,900,000 paid in December 2012 was a partial payment of the contingent earnout liability for calendar year 2012 of $2,185,000. The remaining calendar year 2012 contingent earnout obligation of $285,000 has been reported at December 31, 2012 in the Company’s Consolidated Balance Sheet in current liabilities.

The Company determined the fair value of the contingent earnout liability using a probability weighted approach. The principal inputs to the approach include expectations of SBX’s revenues over the earnout period and the probability of achieving required gross profit margin thresholds using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. Fair values of accounts receivable, accounts payable, accrued expenses, dividends payable and income tax payable reflected in the December 31, 2012 and June 30, 2012 Consolidated Balance Sheets approximate carrying values at those dates.

Note 11 – Stock Options and Restricted Stock

The Company recognizes compensation costs for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

The Bolt Technology Corporation 2012 Stock Incentive Plan (the “2012 Plan”) was approved by the Company’s stockholders at the November 20, 2012 Annual Meeting of Stockholders. The 2012 Plan replaces the Company’s Amended and Restated 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). Therefore, no new grants may be made under the 2006 Plan, but stock option and restricted stock grants awarded prior to the effective date of the 2012 Plan continue in effect.

The 2012 Plan provides that 750,000 shares of Common Stock may be used for equity awards under the 2012 Plan of either stock options or restricted stock grants or any combination thereof. Stock options granted under the 2012 Plan can become vested over, and can be exercisable for, a period of up to ten years. Under the 2012 Plan, non-qualified or compensatory stock options may be granted and awards of restricted stock may be made to non-employee directors at the discretion of the stock option committee, for up to a combined annual maximum of 3,000 shares of Common Stock per non-employee director. Under the terms of the 2012 Plan, no stock options or restricted stock can be granted subsequent to June 30, 2022.

Stock Options

For the six month periods ended December 31, 2012 and 2011, stock option compensation expense, which is a non-cash item, was $127,000 and $163,000, respectively. Unrecognized compensation expense for stock options at December 31, 2012 amounted to $398,000 and the weighted average period for recognizing this expense is 2.6 years.

As of December 31, 2012, no stock option grants had been awarded under the 2012 Plan. A summary of changes in stock options under the 2006 Plan during the six month period ended December 31, 2012 is as follows:

		Weighted Average
	Shares	Exercise Price

Options outstanding at June 30, 2012	180,863	$14.32
Exercised	(51,313)	$(11.70)
Forfeitures	(3,750)	$(16.36)
Expired	(7,500)	$(25.87)
Options outstanding at December 31, 2012	118,300	$14.65

 At December 31, 2012, there was no aggregate intrinsic value of outstanding options because the market price of the Company’s Common Stock at December 31, 2012 was less than the weighted average exercise price of such options.

The weighted average remaining contractual life of options outstanding at December 31, 2012 was 2.6 years.

The expiration dates for the outstanding options at December 31, 2012 are as follows:

Expiration Date of Option	Number of Shares
January 2013	13,500
June 2013	19,250
August 2014	16,250
November 2014	3,750
November 2015	7,500
November 2016	17,750
January 2017	40,300
Total	118,300

Options exercisable at December 31, 2012, totaled 43,000 shares, consisting of 7,546 non-qualified and 35,454 qualified options.

During the six month periods ended December 31, 2012 and 2011, the fair value of options that vested was $393,000 (27,188 shares) and $239,000 (21,875 shares), respectively. During the six month periods ended December 31, 2012 and 2011, 51,313 and 11,250 options were exercised, respectively. The weighted average exercise price of exercisable options as of December 31, 2012 was $17.17. At December 31, 2012, there was no aggregate intrinsic value of exercisable options because the market price of the Company’s Common Stock at December 31, 2012 was less than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at December 31, 2012 was 1.2 years.

Restricted Stock

During the six month periods ended December 31, 2012 and 2011, 27,100 and 40,300 shares, respectively, of restricted stock were granted under the 2006 Plan. These shares vest over a five year period and the cost to recipients is zero.

During the six month period ended December 31, 2012, 4,200 shares of restricted stock were granted to non-employee directors under the 2012 Plan. 1,200 and 3,000 of these shares vest over a three-year and one-year period, respectively, and the cost to recipients is zero.

The aggregate compensation cost for restricted stock granted during the six month periods ended December 31, 2012 and 2011 was $463,000 and $432,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the applicable vesting periods.

Restricted stock compensation expense was $256,000 and $232,000 for the six month periods ended December 31, 2012 and 2011, respectively.  Unrecognized compensation expense for restricted stock at December 31, 2012 amounted to $1,110,000.

A summary of changes in restricted stock awards during the six month period ended December 31, 2012 is as follows:

	2012 Plan		2006 Plan
		Weighted Average Grant Date		Weighted Average Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested restricted stock awards outstanding at June 30, 2012	-	$-	95,640	$12.14
Granted	4,200	$14.27	27,100	$14.89
Vested	-	$-	(23,060)	$12.24
Unvested restricted stock awards outstanding at December 31, 2012	4,200	$14.27	99,680	$12.87

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

Note 12 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the six month period ended December 31, 2012 were as follows:

	Common Stock		Treasury Stock		Retained
	Shares	Amount	Shares	Amount	Earnings	Total
Balance June 30, 2012	8,766,333	$31,294,000	202,075	$(1,926,000)	$40,450,000	$69,818,000
Restricted stock grants	31,300	—	—	—	—	—
Stock based compensation expense	—	383,000	—	—	—	383,000
Stock options exercised	28,802	277,000	—	—	—	277,000
Tax benefit from vested restricted stock and exercise of options	—	28,000	—	—	—	28,000
Net income	—	—	—	—	3,405,000	3,405,000
Dividends declared ($0.64 per share)	—	—	—	—	(5,517,000)	(5,517,000)
Balance December 31, 2012	8,826,435	$31,982,000	202,075	$(1,926,000)	$38,338,000	$68,394,000

At December 31, 2012 and June 30, 2012, 20,000,000 shares of Common Stock, no par value, were authorized.

Note 13 – Concentrations and Contingencies

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and trade accounts receivable.  The Company maintains substantial cash and cash equivalent balances with various financial institutions in amounts that exceed the limit of FDIC insurance and with U.S. industrial corporations. The Company believes that the risk of loss associated with cash and cash equivalents is remote. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms.  The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment.  In limited cases, the Company will grant customers extended payment terms of up to 12 months.  The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers.   Historically, the Company has not incurred significant credit related losses.

The Company does not hold or issue financial instruments for trading purposes, nor does it hold interest rate, leveraged or other types of derivative financial instruments.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business.  The Company is not aware of any material current or pending litigation.

Note 14 – Segment Information

The Company has four reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”

The following table provides selected financial information for each reportable segment for the three month and six month periods ended December 31, 2012 and 2011:

			Seismic		Corporate
	Seismic	Underwater	Energy	Underwater	Headquarters
	Energy	Cables &	Source	Robotic	&
	Sources	Connectors	Controllers	Vehicles	Eliminations	Consolidated
Six Months Ended December 31, 2012
Sales to external customers	$12,576,000	$8,119,000	$1,593,000	$6,390,000	$—	$28,678,000
Intersegment sales	—	158,000	236,000	—	(394,000)	—
Depreciation and amortization	101,000	145,000	139,000	457,000	9,000	851,000
Income (loss) before income taxes	2,547,000	3,060,000	562,000	783,000	(1,827,000)	5,125,000
Fixed asset additions	54,000	363,000	2,000	35,000	—	454,000

Three Months Ended December 31, 2012
Sales to external customers	$7,169,000	$3,764,000	$711,000	$2,766,000	$—	$14,410,000
Intersegment sales	—	109,000	134,000	—	(243,000)	—
Depreciation and amortization	50,000	75,000	70,000	229,000	4,000	428,000
Income (loss) before income taxes	1,788,000	1,239,000	191,000	89,000	(803,000)	2,504,000
Fixed asset additions	18,000	32,000	2,000	(4,000)	—	48,000

Balance Sheet Data at December 31, 2012
Segment assets	$20,447,000	$15,940,000	$5,811,000	$20,449,000	$14,752,000	$77,399,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

Six Months Ended December 31, 2011
Sales to external customers	$8,807,000	$6,933,000	$869,000	$7,551,000	$—	$24,160,000
Intersegment sales	—	98,000	203,000	—	(301,000)	—
Depreciation and amortization	56,000	131,000	144,000	445,000	9,000	785,000
Income (loss) before income taxes	1,787,000	2,250,000	131,000	1,331,000	(1,648,000)	3,851,000
Fixed asset additions	554,000	50,000	—	18,000	—	622,000

Three Months Ended December 31, 2011
Sales to external customers	$3,978,000	$3,566,000	$601,000	$6,443,000	$—	$14,588,000
Intersegment sales	—	59,000	94,000	—	(153,000)	—
Depreciation and amortization	51,000	66,000	72,000	219,000	4,000	412,000
Income (loss) before income taxes	597,000	1,111,000	144,000	1,819,000	(784,000)	2,887,000
Fixed asset additions	376,000	18,000	—	2,000	—	396,000

Balance Sheet Data at June 30, 2012
Segment assets	$19,985,000	$15,990,000	$6,272,000	$21,421,000	$19,046,000	$82,714,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

The Company does not allocate income taxes to its segments.

Note 15 – Subsequent Event

On January 24, 2013, the Company’s Board of Directors approved a dividend of $0.07 per common share, payable on April 4, 2013 to stockholders of record on March 7, 2013.

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

In this Quarterly Report on Form 10-Q, Bolt Technology Corporation and its subsidiaries are referred to as “the Company,” unless the context clearly indicates otherwise.

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

Overview

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles. The Company’s four operating units, each of which is considered to be a separate reportable segment, consist of: seismic energy sources, underwater cables and connectors, seismic energy source controllers and underwater robotic vehicles. Sales of the Company’s products in the three segments dedicated to marine seismic data acquisition equipment (seismic energy sources, underwater cables and connectors, and seismic energy source controllers) are generally related to the level of worldwide oil and gas exploration and development activity, which is based on current and projected crude oil and natural gas prices. Sales of the Company’s underwater robotic vehicles are generally related to the demand from governmental and quasi-governmental units. Refer to Note 14 to Consolidated Financial Statements (Unaudited) for further information on reportable segments.

Sales for the six month period ended December 31, 2012 increased by $4,518,000 or 19% from the six month period ended December 31, 2011. The combined sales for the marine seismic data acquisition segments increased from $16,609,000 for the six month period ended December 31, 2011 to $22,288,000 for the six month period ended December 31, 2012. In addition, sales for underwater robotic vehicles decreased from $7,551,000 for the six month period ended December 31, 2011 to $6,390,000 for the six month period ended December 31, 2012. This decrease reflects high sales of underwater robotic vehicles to the U.S. Government in the six month period ended December 31, 2011.

The outlook for the remainder of fiscal year 2013 is anticipated to be positive for the marine seismic data acquisition segments based on the current level of customer orders and inquiries and the market introduction of the Smart Energy Source, a digital gun controller that also provides sophisticated near field measurements. While the performance of the underwater robotic vehicles segment was positive through December 31, 2012, sales growth beyond that date remains dependent on several factors, including demand from its major customer groups and government budget levels.

At December 31, 2012, the Company conducted an assessment of the SBX contingent earnout liability of $3,100,000 and determined that no adjustment was required. Refer to Notes 3 and 10 to Consolidated Financial Statements (Unaudited) for further information concerning the SBX contingent earnout liability.

The Company has a joint development effort with WesternGeco, a product line of Schlumberger, to develop an environmentally sensitive energy source for marine seismic exploration surveys. The air gun is a bandwidth-controlled source of acoustic waves designed to reduce the potential impact of seismic signals on marine life. This is a multi-phase development project which, if successfully developed and commercialized, could be a significant new development in the marine seismic exploration industry. Expenditures made in support of this project are recorded as research and development expense in the Consolidated Statement of Income. During the six month periods ended December 31, 2012 and 2011, the Company recorded $791,000 and $275,000, respectively, as research and development expense in connection with the joint development effort.

 The Company’s balance sheet remained strong during the six month period ended December 31, 2012. The Company’s cash position decreased to $21,825,000 at December 31, 2012 from $24,613,000 at June 30, 2012. Working capital decreased to $43,755,000 at December 31, 2012 from $45,303,000 at June 30, 2012. The cash decrease reflects the payment of dividends of $5,946,000 and a $1,900,000 contingent earnout payment during the six month period ended December 31, 2012. The Company remained debt free at December 31, 2012.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP,” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

As of December 31, 2012, the Company believes that current cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs for the remainder of fiscal year 2013.

In the fourth quarter of fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of SEC Rule 10b-18. Through December 31, 2012, the Company had repurchased 202,075 of its shares under the repurchase program at an aggregate cost of $1,926,000. No shares were purchased during the six month period ended December 31, 2012.

On November 20, 2012, the Company's Board of Directors approved a quarterly dividend of $0.07 per common share, and a special dividend of $0.50 per common share. Both dividends were paid on December 18, 2012 to stockholders of record on December 4, 2012.

Six Months Ended December 31, 2012

At December 31, 2012, the Company had $21,825,000 in cash and cash equivalents, as compared to June 30, 2012, when it had $24,613,000 in cash and cash equivalents.

For the six month period ended December 31, 2012, cash flow from operating activities after changes in working capital items was $5,229,000, primarily due to net income adjusted for non-cash items and lower accounts receivable and inventories, partially offset by lower current liabilities. This compared to $1,208,000 of cash flow from operating activities after changes in working capital items for the six month period ended December 31, 2011, primarily due to net income adjusted for non-cash items and higher current liabilities, partially offset by higher accounts receivable and inventories.

For the six month period ended December 31, 2012, cash used in investing activities was $2,376,000, primarily due to a payment made to the former SBX stockholders ($1,900,000) for the calendar year 2012 contingent earnout liability, and capital expenditures for new and replacement equipment ($454,000). For the six month period ended December 31, 2011, cash used in investing activities was $2,155,000, primarily due to payments made to the former SBX stockholders for a purchase price holdback ($500,000) and a pro forma working capital adjustment ($1,060,000) and capital expenditures for new and replacement equipment ($622,000).

For the six month period ended December 31, 2012, cash used in financing activities was $5,641,000, primarily due to the payment of a special cash dividend ($4,312,000) and dividend payments pursuant to the quarterly dividend program ($1,634,000), partially offset by proceeds from the exercise of stock options ($277,000). For the six month period ended December 31, 2011, cash used in financing activities was $9,466,000, primarily due to a special cash dividend ($8,576,000) and repurchases of 93,954 shares of the Company’s Common Stock ($966,000).

The Company anticipates that capital expenditures for the remainder of fiscal year 2013 will not exceed $600,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At December 31, 2012 and June 30, 2012, the five customers with the highest accounts receivable balances represented 63% and 57% of the consolidated accounts receivable balances on those dates, respectively.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet financing arrangements at December 31, 2012.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at December 31, 2012 except for the non-current portion of the contingent earnout liability.

Results of Operations

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Consolidated sales for the six month period ended December 31, 2012 totaled $28,678,000, an increase of $4,518,000 or 19% from the six month period ended December 31, 2011. The change in net sales from the prior year period by reportable segment was as follows: seismic energy sources increased by $3,769,000 (43%), underwater cables and connectors increased by $1,186,000 (17%), seismic energy source controllers increased by $724,000 (83%) and underwater robotic vehicles decreased by $1,161,000 (15%).

Higher sales for the Company’s three marine seismic data acquisition segments was primarily due to increased marine seismic exploration activity and the lifting of the moratoriums on exploration in the Gulf of Mexico. All major product categories in the three marine seismic data acquisition segments reported higher sales. The SBX decrease was primarily due to high sales to the U.S. government in the six month period ended December 31, 2011.

Consolidated gross profit as a percentage of consolidated sales was 45% for the six month period ended December 31, 2012 versus 47% for the six month period ended December 31, 2011.  The decrease in the gross profit percentage reflects sales mix and the direct write off of obsolete inventory.

Research and development (“R&D”) costs in the six month period ended December 31, 2012 increased $323,000 or 29% from the six month period ended December 31, 2011. The increase is primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly seismic energy source, partially offset by lower R&D at SBX.

Selling, general and administrative (“SG&A”) expenses decreased by $52,000 or 1% in the six month period ended December 31, 2012 from the six month period ended December 31, 2011.

Interest income decreased by $22,000 or 25% in the six month period ended December 31, 2012 from the six month period ended December 31, 2011, primarily due to lower average cash and cash equivalent balances, partially offset by higher interest rates.

The provision for income taxes for the six month period ended December 31, 2012 was $1,720,000, an effective tax rate of 34%.   This rate was the same as the federal statutory rate of 34%, due to tax benefits associated with the domestic manufacturer’s deduction, offset by non-deductible expenses and state income taxes. The provision for income taxes for the six month period ended December 31, 2011 was $1,185,000, an effective tax rate of 31%.  This rate was lower than the federal statutory rate of 34% due to tax benefits associated with the domestic manufacturer’s deduction and the R&D tax credit, partially offset by non-deductible expenses and state income taxes.

The above mentioned factors resulted in a increase in net income for the six month period ended December 31, 2012 to $3,405,000, compared to net income of $2,666,000 for the six month period ended December 31, 2011.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Consolidated sales for the three month period ended December 31, 2012 totaled $14,410,000, a decrease of $178,000 or 1% from the three month period ended December 31, 2011.  The change in sales by reportable segment was as follows: seismic energy sources increased by $3,191,000 (80%), underwater cables and connectors increased by $198,000 (6%), seismic energy source controllers increased by $110,000 (18%), and underwater robotic vehicles decreased by $3,677,000 (57%).

Higher sales for the Company’s three marine seismic data acquisition segments reflect increased marine seismic exploration activity and the lifting of the moratoriums on exploration in the Gulf of Mexico. The SBX decrease was primarily due to high sales to the U.S. government in the three month period ended December 31, 2011.

 Consolidated gross profit as a percentage of consolidated sales was 44% for the three month period ended December 31, 2012 versus 46% for the three month period ended December 31, 2011.  The decrease in the gross profit percentage was primarily due to lower manufacturing efficiencies in the underwater robotic vehicles segment associated with the 57% sales decrease.

R&D costs in the three month period ended December 31, 2012 increased $266,000 or 48% from the three month period ended December 31, 2011. This increase is primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly seismic energy source, partially offset by lower R&D expense at SBX.

SG&A expenses decreased by $258,000 or 8% in the three month period ended December 31, 2012 from the three month period ended December 31, 2011. The decrease was primarily due to lower sales commissions and bad debt expense.

Interest income decreased by $4,000 or 10% in the three month period ended December 31, 2012 from the three month period ended December 31, 2011, primarily due to lower average cash and cash equivalent balances, partially offset by higher interest rates.

The provision for income taxes for the three month period ended December 31, 2012 was $803,000, an effective tax rate of 32%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by non-deductible expenses and state income taxes. The provision for income taxes for the three month period ended December 31, 2011 was $941,000, an effective tax rate of 33%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and the R&D tax credit, partially offset by state income taxes.

The above mentioned factors resulted in a decrease in net income for the three month period ended December 31, 2012 to $1,701,000 compared to net income of $1,946,000 for the three month period ended December 31, 2011.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the six month period ended December 31, 2012, the inventory valuation reserve was increased by $182,000 and no items were scrapped or disposed.

Impairment Testing of Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. The Company conducted an assessment of qualitative factors regarding A-G at June 30, 2012 and the qualitative assessment indicated no impairment of the goodwill balance. RTS goodwill was tested for impairment at June 30, 2012 and the test indicated no impairment of the goodwill balance. SBX goodwill was tested for impairment at December 31, 2012 and the test indicated no impairment of the goodwill balance. The Company’s reviews of A-G and RTS goodwill as of December 31, 2012 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Goodwill represents approximately 22% of the Company’s total assets at December 31, 2012. The evaluation of goodwill is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. Refer to Notes 3 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment loss arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2012 and the test indicated no impairment. The Company reviewed the RTS intangible asset with an indefinite life at December 31, 2012 and such review did not result in any indicators of impairment, and therefore no impairment test was performed.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s review as of December 31, 2012 did not result in any indicators of impairment, and therefore no impairment test was performed.

Refer to Note 2 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill and other intangible assets.

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

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment were to change, a charge or a benefit would be recorded in the Consolidated Statement of Income.  The Company has concluded that no deferred tax valuation allowance was necessary at December 31, 2012 and June 30, 2012 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Recent Accounting Developments

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the qualitative goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more likely than not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information with respect to Item 1 is set forth under Note 13 to Consolidated Financial Statements (Unaudited).

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. The Company did not repurchase any shares of its Common Stock during the six month period ended December 31, 2012. As of December 31, 2012, $8,074,000 remained available for purchase of shares of Common Stock of the Company under the existing repurchase program.

Item 6 – Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101.INS	XBRL Instance Document. ***

101. SCH	XBRL Taxonomy Extension Schema Document. ***

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

101. LAB	XBRL Taxonomy Extension Label Linkbase Document. ***

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ***

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: February 11, 2013	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2013	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101.INS	XBRL Instance Document. ***

101. SCH	XBRL Taxonomy Extension Schema Document. ***

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

101. LAB	XBRL Taxonomy Extension Label Linkbase Document. ***

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ***

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

