Form 10-Q
period 2013-03-31
BOLT TECHNOLOGY CORP
filed 2013-05-10
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

At May 8, 2013, there were 8,626,028 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) - Three months and nine months ended March 31, 2013 and 2012	3

	Consolidated Balance Sheets - March 31, 2013 (Unaudited) and June 30, 2012	4

	Consolidated Statements of Cash Flows (Unaudited) - Nine months ended March 31, 2013 and 2012	5

	Notes to Consolidated Financial Statements (Unaudited)	6-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

Part II - Other Information:

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	39-40

Signatures		41

Exhibit Index		42

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Sales	$11,243,000	$12,993,000	$39,921,000	$37,153,000

Costs and Expenses:
Cost of sales	5,674,000	7,005,000	21,353,000	19,733,000
Research and development	586,000	545,000	2,024,000	1,660,000
Selling, general and administrative	3,046,000	3,263,000	9,547,000	9,816,000
Interest income	(40,000)	(30,000)	(105,000)	(117,000)
	9,266,000	10,783,000	32,819,000	31,092,000

Income before income taxes	1,977,000	2,210,000	7,102,000	6,061,000
Provision for income taxes	596,000	625,000	2,316,000	1,810,000
Net income	$1,381,000	$1,585,000	$4,786,000	$4,251,000

Earnings per share:
Basic	$0.16	$0.18	$0.56	$0.49
Diluted	$0.16	$0.18	$0.56	$0.49

Average number of common shares outstanding:
Basic	8,625,390	8,573,443	8,602,916	8,601,505
Diluted	8,627,439	8,574,552	8,605,041	8,605,510

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	June 30,
	(unaudited)	2012

ASSETS

Current Assets:
Cash and cash equivalents	$20,801,000	$24,613,000
Accounts receivable, less allowance for uncollectible accounts of $457,000 at March 31, 2013 and $404,000 at June 30, 2012	8,868,000	8,869,000
Inventories	17,660,000	17,708,000
Deferred income taxes	551,000	391,000
Other current assets	1,186,000	889,000
Total current assets	49,066,000	52,470,000
Property, Plant and Equipment, net	4,904,000	4,860,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	7,192,000	7,902,000
Other Non-Current Assets	246,000	255,000
Total assets	$78,635,000	$82,714,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,505,000	$1,890,000
Accrued expenses	2,026,000	2,735,000
Contingent earnout liability	1,400,000	1,700,000
Dividends payable	604,000	429,000
Income taxes payable	-	413,000
Total current liabilities	5,535,000	7,167,000
Non-Current Portion of Contingent Earnout Liability	1,415,000	3,300,000
Deferred Income Taxes	2,458,000	2,429,000
Total liabilities	9,408,000	12,896,000

Stockholders’ Equity:
Common stock	32,038,000	31,294,000
Retained earnings	39,115,000	40,450,000
Treasury stock, at cost	(1,926,000)	(1,926,000)
Total stockholders’ equity	69,227,000	69,818,000
Total liabilities and stockholders’ equity	$78,635,000	$82,714,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2013	2012

Cash Flows From Operating Activities:
Net income	$4,786,000	$4,251,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,253,000	1,209,000
Deferred income taxes	(264,000)	(48,000)
Stock-based compensation expense	564,000	595,000
Change in operating assets and liabilities:
Accounts receivable	1,000	(1,278,000)
Inventories	48,000	(1,827,000)
Other assets	(297,000)	(212,000)
Accounts payable	(385,000)	857,000
Accrued expenses	(709,000)	(13,000)
Income taxes payable	(413,000)	15,000
Net cash provided by operating activities	4,584,000	3,549,000

Cash Flows From Investing Activities:
Purchase of SeaBotix Inc.	(2,185,000)	(4,060,000)
Capital expenditures and other non-current assets	(578,000)	(936,000)
Net cash used by investing activities	(2,763,000)	(4,996,000)

Cash Flows From Financing Activities:
Dividends paid	(5,946,000)	(8,576,000)
Purchases of treasury stock	-	(966,000)
Exercise of stock options	286,000	79,000
Tax benefit from vested restricted stock and stock options exercised	27,000	17,000
Net cash used by financing activities	(5,633,000)	(9,446,000)

Net decrease in cash and cash equivalents	(3,812,000)	(10,893,000)
Cash and cash equivalents at beginning of period	24,613,000	31,683,000
Cash and cash equivalents at end of period	$20,801,000	$20,790,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$3,128,000	$1,629,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2013, the Consolidated Statements of Income for the three month and nine month periods ended March 31, 2013 and 2012 and the Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for uncollectible accounts when the Company believes that collection of the account is unlikely. The allowance is an amount that the Company believes will be adequate to absorb estimated losses on existing accounts receivable balances based on the evaluation of their collectability and prior bad debt experience. This evaluation also takes into consideration factors such as changes in the nature and volume of the accounts receivable, overall quality of accounts receivable, review of specific problem accounts receivable, and current economic and industry conditions that may affect customers’ ability to pay. While the Company uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic and industry conditions or any other factors considered in the Company’s evaluation.

Inventories

Inventories are valued at the lower of cost or market, with cost principally determined on an average cost method that approximates the first-in, first-out method. The Company maintains an inventory valuation reserve to provide for slow moving and obsolete inventory. Amounts are also charged to the reserve when the Company scraps or disposes of inventory. Refer to Note 4 to Consolidated Financial Statements (Unaudited) for additional information concerning inventories.

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

Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations. In September 2011, the Financial Accounting Standards Board issued new accounting guidance for testing goodwill for impairment. The guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

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

The Company’s reviews of A-G, RTS and SBX goodwill as of March 31, 2013 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment loss arose. The SBX intangible asset with an indefinite life was tested at December 31, 2012 using the quantitative impairment test and the test indicated no impairment. The Company reviewed the RTS and SBX intangible assets with indefinite lives at March 31, 2013 and such review did not result in any indicators of impairment, and therefore no interim impairment test was performed.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s review as of March 31, 2013 did not result in any indicators of impairment, and therefore no impairment test was performed.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to inventory valuation reserves, the potential impairment of goodwill and intangible assets with indefinite lives, other long-lived assets impairment, valuation of acquisitions, contingent earnout liability and realization of deferred tax assets. Actual results could differ from those estimates and the differences could be material.

Computation of Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period including common share equivalents (which includes stock option grants) assuming dilution. Unvested shares of restricted stock are included in computing basic earnings per share because they contain rights to receive non-forfeitable dividends. The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and nine month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net income available to common stockholders	$1,381,000	$1,585,000	$4,786,000	$4,251,000

Divided by:
Weighted average common shares	8,625,390	8,573,443	8,602,916	8,601,505
Weighted average common share equivalents	2,049	1,109	2,125	4,005
Total weighted average common shares and common share equivalents	8,627,439	8,574,552	8,605,041	8,605,510

Basic earnings per share	$0.16	$0.18	$0.56	$0.49
Diluted earnings per share	$0.16	$0.18	$0.56	$0.49

For the three month periods ended March 31, 2013 and 2012, the calculations do not include options to acquire 18,250 shares and 62,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

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

The fair values of SBX’s assets and liabilities as of the acquisition date were determined based on estimates and assumptions that management believes are reasonable. During the three month period ended September 30, 2011, the preliminary estimate of goodwill relating to the SBX acquisition was increased by $301,000 from the amounts previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. This change was due to an increase in the actual pro forma working capital adjustment over the preliminary amount included in accrued expenses at June 30, 2011. In accordance with ASC 805, “Business Combinations,” the balances for goodwill and contingent earnout liability in the Consolidated Balance Sheet for June 30, 2011 were retroactively adjusted to include the effect of this measurement period adjustment, which was based on information obtained subsequent to the acquisition date and June 30, 2011. There were no further changes to the fair values of SBX’s assets and liabilities after the $301,000 adjustment.

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

Set forth below is a summary of the activity in the contingent earnout liability (all amounts represent fair values) from the date of closing to March 31, 2013:

	Contingent
	Earnout
	Liability

Balance at closing	$5,000,000
Earnout paid in fiscal year 2011	(2,000,000)
Balance at June 30, 2011	3,000,000
Earnout paid in fiscal year 2012	(2,500,000)
Increase to contingent earnout liability in June 2012	4,500,000
Balance at June 30, 2012 and September 30, 2012	5,000,000
Earnout paid in December 2012	(1,900,000	)*
Balance at December 31, 2012	3,100,000	**
Earnout paid in January 2013	(285,000)
Balance at March 31, 2013	$2,815,000	**

* The earnout payment of $1,900,000 paid in December 2012 was a partial payment of the contingent earnout liability for calendar year 2012 of $2,185,000. The remaining calendar year 2012 contingent earnout obligation of $285,000 was paid in January 2013.

** Refer to Note 10 to Consolidated Financial Statements (Unaudited) for further information concerning the SBX contingent earnout liability.

As of March 31, 2013, the Company has paid $6,685,000 in earnout payments and has an accrual of $2,815,000 to cover anticipated earnout payments over the remaining earnout period which ends on December 31, 2014.

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

The $2,815,000 contingent earnout liability at March 31, 2013 was estimated by the Company based upon projected SBX revenues and gross profit margin thresholds for calendar years 2013 and 2014. The $5,000,000 contingent earnout liability at June 30, 2012 was estimated by the Company based upon projected SBX revenues and gross profit margin thresholds for calendar years 2012, 2013 and 2014. Both calculations were based on an analysis using a probability approach for three performance outcomes for these years. The performance outcomes were then discounted using an appropriate discount rate commensurate with the risk associated with SBX to arrive at the fair value of the contingent earnout liability at March 31, 2013 and June 30, 2012. The Company is required to reassess the fair value of the contingent earnout liability on a recurring basis. Should a determination be made that the contingent earnout liability requires adjustment, a charge or credit will be made in the Consolidated Statement of Income in the period in which the adjustment is required.

The following table summarizes key information underlying SBX’s identifiable intangible assets related to the acquisition:

Category	Life	Amount	Annual Amortization

Tradename	Indefinite	$1,200,000	$-
Acquired technology	6-15 years	5,900,000	583,000
Customer and distributor relationships	7 years	1,400,000	200,000
Total		$8,500,000	$783,000

Note 4 – Inventories

Inventories consist of the following:

	March 31, 2013	June 30, 2012

Raw materials and sub-assemblies	$15,587,000	$15,928,000

Work-in-process	2,721,000	2,299,000
	18,308,000	18,227,000
Less – inventory valuation reserve	(648,000)	(519,000)

	$17,660,000	$17,708,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which no future demand is forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items.  The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the nine month period ended March 31, 2013, the inventory valuation reserve was increased by $129,000 and no items were scrapped or disposed.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2013	June 30, 2012

Land	$253,000	$253,000
Buildings	1,203,000	1,181,000
Leasehold improvements	1,215,000	1,168,000
Machinery and equipment	11,021,000	10,728,000
	13,692,000	13,330,000

Less - accumulated depreciation	(8,788,000)	(8,470,000)

	$4,904,000	$4,860,000

Depreciation expense for the nine month periods ended March 31, 2013 and 2012 amounted to $512,000 and $442,000, respectively.

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at March 31, 2013 and June 30, 2012 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 22% of the Company’s total assets at March 31, 2013 and thus the evaluation of goodwill impairment is a significant estimate by management. Even if management’s estimate was incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets consist of the following:

Category	Life	March 31, 2013	June 30, 2012

Trade name	Indefinite	$1,425,000	$1,425,000
License	5.5 years	570,000	570,000
Non-compete agreements	6 years	647,000	647,000
Technology	6 – 15 years	6,170,000	6,170,000
Customer & distributor relationships	7 years	1,400,000	1,400,000
Other	n.a.	95,000	64,000
		10,307,000	10,276,000
Less accumulated amortization		(3,115,000)	(2,374,000)
Total other intangible assets		$7,192,000	$7,902,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The major portion of intangible assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for the nine month periods ended March 31, 2013 and 2012 amounted to $741,000 and $767,000, respectively. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2013	$971,000
2014	$812,000
2015	$812,000
2016	$812,000
2017	$639,000

Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning other intangible assets.

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	June 30, 2012
Compensation and related taxes	$575,000	$1,133,000
Compensated absences	657,000	615,000
Commissions payable	143,000	216,000
Accrued professional fees	247,000	281,000
Customer deposits	245,000	280,000
Other	159,000	210,000
	$2,026,000	$2,735,000

Note 9 – Income Taxes

Income tax expense for the nine month periods ended March 31 consists of the following:

	2013	2012
Current:
Federal	$2,544,000	$1,757,000
State	36,000	101,000
Deferred:
Federal	(356,000)	(18,000)
State	92,000	(30,000)

Income tax expense	$2,316,000	$1,810,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes for the nine month periods ended March 31 is as follows:

	2013	2012

Federal statutory rate	34%	34%
Exempt income from domestic manufacturer’s deduction	(3)	(3)
Research and development tax credit	—	(3)
State income taxes	—	1
Non-deductible expenses	2	1
Effective tax rate	33%	30%

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at March 31, 2013.  There were no unallocated tax reserves at March 31, 2013.  The Company’s policy is to record any interest and penalties as a component of income tax expense.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2008 are no longer subject to examination by the Internal Revenue Service.

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

The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

•	Level 1 — Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.
•	Level 2 — Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.
•	Level 3 — Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

Set forth below is a summary of liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
At March 31, 2013 — Contingent earnout liability	$—	$—	$2,815,000	$2,815,000

Liabilities
At June 30, 2012 — Contingent earnout liability	$—	$—	$5,000,000	$5,000,000

This liability at June 30, 2012 relates to the estimated fair value of earnout payments to former SeaBotix Inc. stockholders for calendar years 2012, 2013 and 2014. The liability at March 31, 2013 relates to estimated payments for calendar years 2013 and 2014. The current and non-current portion of the contingent earnout liability at March 31, 2013 are $1,400,000 and $1,415,000, respectively. Refer to Note 3 to Consolidated Financial Statements (Unaudited) for SeaBotix Inc. acquisition information.

Set forth below are the changes in the Level 3 liability from June 30, 2012 to March 31, 2013:

Fair Value of Contingent Earnout
Liability

Balance at June 30, 2012	$5,000,000
Cash payment for achieving performance threshold	(2,185,000)
Balance at March 31, 2013	$2,815,000

The earnout payment of $1,900,000 paid in December 2012 was a partial payment of the contingent earnout liability for calendar year 2012 of $2,185,000. The remaining calendar year 2012 contingent earnout obligation of $285,000 was paid in January 2013.

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

Fair values of accounts receivable, accounts payable, accrued expenses, dividends payable and income tax payable reflected in the March 31, 2013 and June 30, 2012 Consolidated Balance Sheets approximate carrying values at those dates.

Note 11 – Stock Options and Restricted Stock

The Company recognizes compensation costs for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

The Bolt Technology Corporation 2012 Stock Incentive Plan (the “2012 Plan”) was approved by the Company’s stockholders at the November 20, 2012 Annual Meeting of Stockholders. The 2012 Plan replaced the Company’s Amended and Restated 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). No new grants may be made under the 2006 Plan, but stock option and restricted stock grants awarded prior to the effective date of the 2012 Plan continue in effect.

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

Stock Options

For the nine month periods ended March 31, 2013 and 2012, stock option compensation expense, which is a non-cash item, was $184,000 and $242,000, respectively. Unrecognized compensation expense for stock options at March 31, 2013 amounted to $460,000 and the weighted average period for recognizing this expense is 3.2 years.

A summary of changes in stock options during the nine month period ended March 31, 2013 is as follows:

	2012 Plan		2006 Plan
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Options outstanding at June 30, 2012	-	$-	180,863	$14.32
Granted	50,000	$15.43	-	$-
Exercised	-	$-	(53,438)	$(11.72)
Forfeitures	-	$-	(4,750)	$(17.58)
Expired	-	$-	(21,000)	$(21.24)
Options outstanding at March 31, 2013	50,000	$15.43	101,675	$14.10

During the nine month period ended March 31, 2013, stock option grants for 50,000 shares were awarded in January 2013 under the 2012 Plan. The fair value per share of options granted in January 2013 was $2.58, as estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

January
2013
Grant
Expected dividend yield	1.9%
Stock price volatility	23%
Expected life (years)	5 years
Expected forfeiture rate	0%
Risk-free interest rate	0.8%

At March 31, 2013, the aggregate intrinsic value for outstanding options was $443,000 because the market price of the Company’s Common Stock at March 31, 2013 was higher than the weighted average exercise price of such options.

The weighted average remaining contractual life of options outstanding at March 31, 2013 was 3.3 years.

The expiration dates for the outstanding options at March 31, 2013 are as follows:

Expiration Date of Option	Number of Shares
June 2013	18,250
August 2014	16,250
November 2014	3,750
November 2015	7,500
November 2016	16,875
January 2017	39,050
January 2018	50,000
Total	151,675

Options exercisable at March 31, 2013, totaled 36,450 shares, consisting of 4,526 non-qualified and 31,924 qualified options.

During the nine month periods ended March 31, 2013 and 2012, the fair value of options that vested was $544,000 (37,263 shares) and $424,000 (38,313 shares), respectively. During the nine month periods ended March 31, 2013 and 2012, 53,437 and 11,250 options were exercised, respectively. The weighted average exercise price of exercisable options as of March 31, 2013 was $17.51. At March 31, 2013, there was no intrinsic value of exercisable options because the market price of the Company’s Common Stock at March 31, 2013 was lower than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at March 31, 2013 was 1.6 years.

Restricted Stock

During the nine month periods ended March 31, 2013 and 2012, 27,100 and 40,300 shares, respectively, of restricted stock were granted under the 2006 Plan. These shares vest over a five year period and the cost to recipients is zero.

During the nine month period ended March 31, 2013, 5,200 shares of restricted stock were granted under the 2012 Plan. Of these shares, 1,200, 3,000 and 1,000 shares vest over a three-year period, one-year period and five-year period, respectively, and the cost to recipients is zero.

The aggregate compensation cost for restricted stock granted during the nine month periods ended March 31, 2013 and 2012 was $479,000 and $432,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

Restricted stock compensation expense was $380,000 and $353,000 for the nine month periods ended March 31, 2013 and 2012, respectively.  Unrecognized compensation expense for restricted stock at March 31, 2013 amounted to $1,002,000.

A summary of changes in unvested restricted stock awards during the nine month period ended March 31, 2013 is as follows:

	2012 Plan		2006 Plan
		Weighted Average Grant Date		Weighted Average Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested restricted stock awards outstanding at June 30, 2012	-	$-	95,640	$12.14
Granted	5,200	$14.49	27,100	$14.89
Vested	-	$-	(31,180)	$13.44
Forfeited	-	$-	(460)	$11.95
Unvested restricted stock awards outstanding at March 31, 2013	5,200	$14.49	91,100	$12.52

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

Note 12 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the nine month period ended March 31, 2013 were as follows:

	Common Stock		Treasury Stock		Retained
	Shares	Amount	Shares	Amount	Earnings	Total
Balance June 30, 2012	8,766,333	$31,294,000	202,075	$(1,926,000)	$40,450,000	$69,818,000
Restricted stock grants	32,300	—	—	—	—	—
Stock based compensation expense	—	564,000	—	—	—	564,000
Stock options exercised	29,930	286,000	—	—	—	286,000
Restricted stock forfeitures	(460)	—	—	—	—	—
Tax benefit from vested restricted stock and exercise of options	—	27,000	—	—	—	27,000
Expiration of non-qualified stock options	—	(133,000)	—	—	—	(133,000)
Net income	—	—	—	—	4,786,000	4,786,000
Dividends declared ($0.71 per share)	—	—	—	—	(6,121,000)	(6,121,000)
Balance March 31, 2013	8,828,103	$32,038,000	202,075	$(1,926,000)	$39,115,000	$69,227,000

At March 31, 2013 and June 30, 2012, 20,000,000 shares of Common Stock, no par value, were authorized.

Note 13 – Concentrations and Contingencies

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and trade accounts receivable.  The Company maintains substantial cash and cash equivalent balances with various financial institutions, in amounts that exceed the limit of FDIC insurance, and with U.S. industrial corporations.  The Company believes that the risk of loss associated with cash and cash equivalents is remote. The Company believes that the concentration of credit risk in its trade accounts receivable is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms.  The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment.  In limited cases, the Company will grant customers extended payment terms of up to 12 months.  The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers.   Historically, the Company has not incurred significant credit related losses.

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

The following table provides selected financial information for each reportable segment for the three month and nine month periods ended March 31, 2013 and 2012:

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Underwater Robotic Vehicles	Corporate Headquarters & Eliminations	Consolidated

Nine Months Ended March 31, 2013
Sales to external customers	$17,263,000	$11,964,000	$1,845,000	$8,849,000	$—	$39,921,000
Intersegment sales	—	269,000	447,000	—	(716,000)	—
Depreciation and amortization	150,000	220,000	181,000	688,000	14,000	1,253,000
Income (loss) before income taxes	3,918,000	4,538,000	561,000	796,000	(2,711,000)	7,102,000
Fixed asset additions	58,000	391,000	2,000	105,000	—	556,000

Three Months Ended March 31, 2013
Sales to external customers	$4,687,000	$3,845,000	$252,000	$2,459,000	$—	$11,243,000
Intersegment sales	—	111,000	211,000	—	(322,000)	—
Depreciation and amortization	49,000	75,000	42,000	231,000	5,000	402,000
Income (loss) before income taxes	1,371,000	1,478,000	(1,000)	13,000	(884,000)	1,977,000
Fixed asset additions	4,000	28,000	—	70,000	—	102,000

Balance Sheet Data at March 31, 2013
Segment assets	$20,283,000	$17,118,000	$5,824,000	$20,619,000	$14,791,000	$78,635,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

Nine Months Ended March 31, 2012
Sales to external customers	$14,215,000	$10,805,000	$1,295,000	$10,838,000	$—	$37,153,000
Intersegment sales	—	143,000	330,000	—	(473,000)	—
Depreciation and amortization	110,000	198,000	216,000	671,000	14,000	1,209,000
Income (loss) before income taxes	3,259,000	3,549,000	185,000	1,587,000	(2,519,000)	6,061,000
Fixed asset additions	811,000	102,000	—	41,000	—	954,000

Three Months Ended March 31, 2012
Sales to external customers	$5,408,000	$3,872,000	$426,000	$3,287,000	$—	$12,993,000
Intersegment sales	—	45,000	127,000	—	(172,000)	—
Depreciation and amortization	54,000	67,000	72,000	226,000	5,000	424,000
Income (loss) before income taxes	1,472,000	1,299,000	54,000	256,000	(871,000)	2,210,000
Fixed asset additions	257,000	52,000	—	23,000	—	332,000

Balance Sheet Data at June 30, 2012
Segment assets	$19,985,000	$15,990,000	$6,272,000	$21,421,000	$19,046,000	$82,714,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

The Company does not allocate income taxes to its segments.

Note 15 – Subsequent Event

On April 24, 2013, the Company’s Board of Directors approved a dividend of $0.07 per common share, which will be paid on July 5, 2013 to stockholders of record on June 5, 2013.

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

In this Quarterly Report on Form 10-Q, Bolt Technology Corporation and its subsidiaries are referred to as “the registrant” or “the Company,” unless the context clearly indicates otherwise.

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

Sales for the nine month period ended March 31, 2013 increased by $2,768,000 or 7% from the nine month period ended March 31, 2012. The combined sales for the marine seismic data acquisition segments increased from $26,315,000 for the nine month period ended March 31, 2012 to $31,072,000 for the nine month period ended March 31, 2013. Sales for underwater robotic vehicles decreased from $10,838,000 for the nine month period ended March 31, 2012 to $8,849,000 for the nine month period ended March 31, 2013. This decrease reflects higher sales of underwater robotic vehicles to the U.S. Government in the nine month period ended March 31, 2012, as well as shipment of an order in excess of $1,000,000 being delayed beyond March 31, 2013 due to customer requested add-on features.

The outlook for the remainder of fiscal year 2013 is anticipated to be positive for the marine seismic data acquisition segments based on the current level of customer orders. It is difficult to predict the effect, if any, however, that the recent U.S. budget cuts, together with continued global economic and political uncertainties, will have on the Company’s underwater robotics business.

At March 31, 2013, the Company conducted an assessment of the SBX contingent earnout liability of $2,815,000 and determined that no adjustment was required. Refer to Notes 3 and 10 to Consolidated Financial Statements (Unaudited) for further information concerning the SBX contingent earnout liability.

The Company recently announced receipt of a $4,600,000 order for a seismic energy source system which is scheduled for shipment late in the first quarter of fiscal year 2014. This order includes our recently introduced SmartSource™ digital controller. This is the first order for the SmartSource™ and represents a strategic milestone for the Company towards future growth in its marine seismic data acquisition segments. SmartSource™ was designed and developed internally after years of research and testing.

The Company has a joint development effort with WesternGeco, a product line of Schlumberger, to develop an environmentally sensitive energy source for marine seismic exploration surveys. This is a multi-phase development project which, if successfully developed and commercialized, could be a significant new development in the marine seismic exploration industry. Expenditures made in support of this project are recorded as research and development expense in the Consolidated Statement of Income. During the nine month periods ended March 31, 2013 and 2012, the Company recorded $1,039,000 and $403,000, respectively, as research and development expense in connection with the joint development effort.

The Company’s balance sheet remained strong during the nine month period ended March 31, 2013. The Company’s cash position decreased to $20,801,000 at March 31, 2013 from $24,613,000 at June 30, 2012. Working capital decreased to $43,531,000 at March 31, 2013 from $45,303,000 at June 30, 2012. The cash decrease reflects the payment of dividends of $5,946,000 and a $2,185,000 contingent earnout payment during the nine month period ended March 31, 2013. The Company remained debt free at March 31, 2013.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP,” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

As of March 31, 2013, the Company believes that current cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs.

In the fourth quarter of fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of SEC Rule 10b-18. Through March 31, 2013, the Company had repurchased 202,075 of its shares under the repurchase program at an aggregate cost of $1,926,000. No shares were purchased during the nine month period ended March 31, 2013.

On January 24, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.07 per common share, which was paid on April 4, 2013 to stockholders of record on March 7, 2013.

Nine Months Ended March 31, 2013

At March 31, 2013, the Company had $20,801,000 in cash and cash equivalents, as compared to $24,613,000 at June 30, 2012.

For the nine month period ended March 31, 2013, cash flow from operating activities after changes in working capital items was $4,584,000, primarily due to net income adjusted for non-cash items, partially offset by lower current liabilities, as compared to $3,549,000 of cash flow from operating activities after changes in working capital items for the nine month period ended March 31, 2012.

For the nine month period ended March 31, 2013, cash used in investing activities was $2,763,000, primarily due to a payment made to the former SBX stockholders ($2,185,000) for the calendar year 2012 contingent earnout liability, and capital expenditures for new and replacement equipment ($556,000). For the nine month period ended March 31, 2012, cash used in investing activities was $4,996,000, primarily due to payments made to the former SBX stockholders ($4,060,000), as well as capital expenditures for new and replacement equipment ($954,000).

For the nine month period ended March 31, 2013, cash used in financing activities was $5,633,000, primarily due to the payment of cash dividends ($5,946,000), partially offset by proceeds from the exercise of stock options ($286,000). For the nine month period ended March 31, 2012, cash used in financing activities was $9,446,000, primarily due to payment of cash dividends ($8,576,000), and repurchases of 93,954 shares of the Company’s Common Stock at a cost of $966,000.

The Company anticipates that capital expenditures for the remainder of fiscal year 2013 will not exceed $300,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At March 31, 2013 and June 30, 2012, the five customers with the highest accounts receivable balances represented 75% and 57% of the consolidated accounts receivable balances on those dates, respectively.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet financing arrangements at March 31, 2013.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at March 31, 2013 except for the non-current portion of the contingent earnout liability.

Results of Operations

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Consolidated sales for the nine month period ended March 31, 2013 totaled $39,921,000, an increase of $2,768,000 or 7% from the nine month period ended March 31, 2012. The change in net sales from the prior year period by reportable segment was as follows: seismic energy sources increased by $3,048,000 (21%), underwater cables and connectors increased by $1,159,000 (11%), seismic energy source controllers increased by $550,000 (42%) and underwater robotic vehicles decreased by $1,989,000 (18%).

Higher sales for the Company’s three marine seismic data acquisition segments was primarily due to increased marine seismic exploration activity. The SBX decrease was primarily due to higher sales of underwater robotic vehicles to the U.S. Government in the nine month period ended March 31, 2012, as well as shipment of an order in excess of $1,000,000 being delayed beyond March 31, 2013 due to customer requested add-on features.

Consolidated gross profit as a percentage of consolidated sales was 47% for the nine month period ended March 31, 2013, unchanged from the nine month period ended March 31, 2012.

Research and development (“R&D”) costs increased by $364,000 or 22% in the nine month period ended March 31, 2013 from the nine month period ended March 31, 2012. The increase is primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly seismic energy source, partially offset by lower R&D at SBX.

Selling, general and administrative (“SG&A”) expenses decreased by $269,000 or 3% in the nine month period ended March 31, 2013 from the nine month period ended March 31, 2012, primarily due to lower professional fees, partially offset by higher compensation expense.

Interest income decreased by $12,000 or 10% in the nine month period ended March 31, 2013 from the nine month period ended March 31, 2012, primarily due to lower average cash and cash equivalent balances, partially offset by higher interest rates.

The provision for income taxes for the nine month period ended March 31, 2013 was $2,316,000, an effective tax rate of 33%.   This rate was lower than the federal statutory rate of 34%, due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by non-deductible expenses and state income taxes. The provision for income taxes for the nine month period ended March 31, 2012 was $1,810,000, an effective tax rate of 30%.  This rate was lower than the federal statutory rate of 34%, due to tax benefits associated with the domestic manufacturer’s deduction and the R&D tax credit, partially offset by state income taxes and non-deductible expenses.

The above mentioned factors resulted in an increase in net income for the nine month period ended March 31, 2013 to $4,786,000, compared to net income of $4,251,000 for the nine month period ended March 31, 2012.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Consolidated sales for the three month period ended March 31, 2013 totaled $11,243,000, a decrease of $1,750,000 or 13% from the three month period ended March 31, 2012.  The change in sales by reportable segment was as follows: seismic energy sources decreased by $721,000 (13%), underwater cables and connectors decreased by $27,000 (1%), seismic energy source controllers decreased by $174,000 (41%), and underwater robotic vehicles decreased by $828,000 (25%).

Lower sales for the Company’s three marine seismic data acquisition segments reflect the traditional uneven sales pattern associated with these segments. The SBX decrease was primarily due to shipment of an order in excess of $1,000,000 being delayed beyond March 31, 2013 due to customer requested add-on features.

Consolidated gross profit as a percentage of consolidated sales was 50% for the three month period ended March 31, 2013 versus 46% for the three month period ended March 31, 2012.  The increase in the gross profit percentage was primarily due to higher margins for marine seismic data acquisition equipment associated with sales mix.

R&D costs increased by $41,000 or 8% in the three month period ended March 31, 2013 from the three month period ended March 31, 2012.

SG&A expenses decreased by $217,000 or 7% in the three month period ended March 31, 2013 from the three month period ended March 31, 2012. The decrease was primarily due to lower professional fees and bad debt expense.

Interest income increased by $10,000 or 33% in the three month period ended March 31, 2013 from the three month period ended March 31, 2012, primarily due higher interest rates, partially offset by lower average cash and cash equivalent balances.

The provision for income taxes for the three month period ended March 31, 2013 was $596,000, an effective tax rate of 30%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction. The provision for income taxes for the three month period ended March 31, 2012 was $625,000, an effective tax rate of 28%. This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction and the R&D tax credit, partially offset by state income taxes.

The above mentioned factors resulted in a decrease in net income for the three month period ended March 31, 2013 to $1,381,000 compared to net income of $1,585,000 for the three month period ended March 31, 2012.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which no future demand is forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required.  This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy.  Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales.  The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the nine month period ended March 31, 2013, the inventory valuation reserve was increased by $129,000 and no items were scrapped or disposed.

Impairment Testing of Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. The Company conducted an assessment of qualitative factors regarding A-G at June 30, 2012 and the qualitative assessment indicated no impairment of the goodwill balance. RTS goodwill was tested for impairment at June 30, 2012 and the test indicated no impairment of the goodwill balance. SBX goodwill was tested for impairment at December 31, 2012 and the test indicated no impairment of the goodwill balance. The Company’s reviews of A-G, RTS and SBX goodwill as of March 31, 2013 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Goodwill represents approximately 22% of the Company’s total assets at March 31, 2013. The evaluation of goodwill is thus a significant estimate by management. Even if management’s estimate was incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. Refer to Notes 3 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment loss arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2012 and the test indicated no impairment. The Company reviewed the RTS and SBX intangible assets with indefinite lives at March 31, 2013 and such review did not result in any indicators of impairment, and therefore no interim impairment test was performed.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s review as of March 31, 2013 did not result in any indicators of impairment, and therefore no impairment test was performed.

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

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment were to change, a charge or a benefit would be recorded in the Consolidated Statement of Income.  The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2013 and June 30, 2012 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

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

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information with respect to Item 1 is set forth under Note 13 to Consolidated Financial Statements (Unaudited).

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. The Company did not repurchase any shares of its Common Stock during the nine month period ended March 31, 2013. As of March 31, 2013, $8,074,000 remained available for purchase of shares of Common Stock of the Company under the existing repurchase program.

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

101.INS 101. SCH 101. CAL 101. DEF 101. LAB 101. PRE

XBRL Instance Document. ***

XBRL Taxonomy Extension Schema Document. ***

XBRL Taxonomy Extension Calculation Linkbase Document. ***

XBRL Taxonomy Extension Definition Linkbase Document. ***

XBRL Taxonomy Extension Label Linkbase Document. ***

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
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: May 10, 2013	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
101.INS 101. SCH 101. CAL 101. DEF 101. LAB 101. PRE

XBRL Instance Document. ***

XBRL Taxonomy Extension Schema Document. ***

XBRL Taxonomy Extension Calculation Linkbase Document. ***

XBRL Taxonomy Extension Definition Linkbase Document. ***

XBRL Taxonomy Extension Label Linkbase Document. ***

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

