Form 10-K
period 2013-06-30
BOLT TECHNOLOGY CORP
filed 2013-09-13
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates (based on the closing sale price on the NASDAQ Global Select Market) on December 31, 2012 (the last day of the registrant’s most recently completed second fiscal quarter): $117,340,000

As of September 6, 2013 there were 8,660,575 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed no later than 120 days after June 30, 2013, are incorporated herein by reference into Part III of this Form 10-K.

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

Item 1. Business

The Company consists of four operating units: Bolt Technology Corporation (“Bolt”), A‑G Geophysical Products, Inc. (“A‑G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). Each of these operating units is reported as a separate reportable segment for all periods presented in the Consolidated Financial Statements. Bolt, A‑G and RTS products are used in marine seismic exploration surveys to acquire seismic data. Bolt develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts and is referred to as the “seismic energy sources” segment. A‑G develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems and is referred to as the “underwater cables and connectors” segment. RTS develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment and is referred to as the “seismic energy source controllers” segment. SBX develops, manufactures and sells underwater remotely operated robotic vehicles and is referred to as the “underwater robotic vehicles” segment. Refer to “Segment Financial Information” below and Note 13 to Consolidated Financial Statements for additional information concerning our segments and customers.

Bolt, A‑G and RTS provide products to the marine seismic exploration industry. Marine seismic exploration typically involves sophisticated ocean-going vessels deployed by large, multi-national firms to acquire data about the geological formations under the ocean bed. The industry standard to acquire such data is to use an energy source to create acoustic waves that penetrate the ocean bed, capture the waves as they reflect back to the ocean surface, transmit data to the seismic vessel and then, using complex computer models, create a visualization of the structures under the ocean bed. The visualization is interpreted by geoscientists to identify subsurface formations conducive to the accumulation of hydrocarbons.

The Bolt, A‑G and RTS product lines are comprised of certain components used in the acquisition of marine seismic data: the seismic energy source (air guns), the connection between the energy source and the vessel (underwater cables and connectors, including hydrophones, depth and pressure transducers, and seismic source monitoring systems), and the controller that controls and synchronizes the performance of the energy source.

Sales of Bolt, A‑G and RTS products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on crude oil and natural gas prices and global economic conditions. In the fiscal year ended June 30, 2013, marine seismic exploration activity continued to increase. For fiscal years ended June 30, 2013, 2012 and 2011, sales attributable to the seismic energy sources reportable segment were $22,971,000, $19,311,000 and $18,149,000, respectively; sales attributable to the underwater cables and connectors reportable segment were $17,453,000, $15,473,000 and $15,391,000, respectively, and sales attributable to the seismic energy source controllers reportable segment were $2,700,000, $2,482,000 and $2,743,000, respectively.

Effective January 1, 2011, Bolt acquired all of the outstanding shares of capital stock of SeaBotix Inc. SBX’s sales for the twelve month periods ended June 30, 2013 and 2012 amounted to $14,718,000 and $15,344,000, respectively. Refer to Note 2 to Consolidated Financial Statements for additional information concerning SBX.

Segment Financial Information

We have four reportable segments:

•	The seismic energy sources reportable segment (Bolt) develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts.
•	The underwater cables and connectors reportable segment (A‑G) develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems.

•	The seismic energy source controllers reportable segment (RTS) develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment.
•	The underwater robotic vehicles reportable segment (SBX) develops, manufactures and sells underwater remotely operated robotic vehicles.

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

The Company sells marine air guns that create acoustic waves that penetrate the ocean bed. Certain marine air guns are designed to maximize the period between routine air gun maintenance and to provide characteristics that are advantageous to geoscientists in designing surveys while other marine air guns are designed to maximize operating efficiency and acoustic output through a configuration that permits the implementation of simplified multi-gun arrays. These arrays produce less towing drag and provide ease of deployment and shielding of fragile hoses and cables from the high pressure air blasts released by the air gun. Our marine air guns sell for prices ranging from approximately $14,000 to $42,000, depending on the gun specifications. In addition to marine air guns, the Company manufactures and sells air guns for specific applications, such as for use in vertical seismic profiling.

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

The Company’s cables and connectors, hydrophones and transducers, and seismic source monitoring systems are used with air guns manufactured by the Company as well as air guns manufactured and sold by others.

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

Underwater Robotic Vehicles

Effective January 1, 2011, Bolt acquired all of the outstanding shares of capital stock of SeaBotix Inc. SBX is a manufacturer of underwater remotely operated vehicles (“ROV”), including the Little Benthic Vehicle (“LBV”) and the vectored Little Benthic Vehicle (“vLBV”). These ROVs can perform a multitude of tasks including maritime security, search and recovery, hull and pipeline inspection, hazardous environment intervention, aquaculture, and oceanographic research. Depth rated down to 4,000 meters, the LBV and the vLBV can be fitted with a variety of accessories, including sonar, high definition cameras, scaling lasers, a crawler system, water quality instruments, a tether management system, a launch and recovery system, and Work-Class ROV fly-outs. SBX’s largest customer group is the defense industry. SBX’s other major customer groups include state and local governmental units, fire and rescue organizations and educational institutions. Refer to Note 2 to Consolidated Financial Statements for additional information concerning SBX.

Long-lived Assets

Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets and other non-current assets. All of the Company’s long-lived assets are located in the United States. As of June 30, 2013 and 2012, the Company’s long-lived assets totaled $29,366,000 and $30,244,000, respectively.

Foreign Sales

During fiscal years 2013, 2012 and 2011, approximately 62%, 68% and 79%, respectively, of the Company’s sales were from shipments to customers outside the United States or to foreign locations of United States customers. The decrease in the percentage of foreign sales for fiscal years 2012 and 2013 from fiscal year 2011 was primarily due to the inclusion of full fiscal years of sales of SBX in fiscal years 2012 and 2013 since the majority of SBX’s sales are to customers in the United States. Refer to Note 13 to Consolidated Financial Statements for information regarding the geographic distribution of sales.

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

Marketing

Marketing of our products in all three marine seismic data acquisition segments is principally performed by salaried sales personnel, all of whom are based in the United States. We also use sales agents for individual sales in certain foreign countries. In general, we market our products and services through our sales force, together with our technical services and engineering staffs, primarily to representatives of major geophysical contractors. The principal marketing techniques used are direct sales visits to current and potential customers, product demonstrations and participation at industry trade shows and meetings.

Marketing of the Company’s underwater robotic vehicles is principally performed by U.S. based salaried sales personnel and a network of 22 distributors (4 are U.S. based; 18 are foreign based). The principal marketing techniques are direct sales visits to current and potential customers, product demonstrations and participation at industry trade shows and meetings.

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

Research and Development

During fiscal years 2013, 2012 and 2011, we spent $2,893,000, $2,066,000 and $733,000, respectively, to develop new products and to improve existing products. The increase in research and development (“R&D”) expense in fiscal year 2013 versus 2012 is primarily due to costs associated with a joint development project with WesternGeco to develop an environmentally friendly energy source. The increase in R&D expense in fiscal year 2012 versus 2011 is primarily due to costs associated with the WesternGeco joint development project and the inclusion of a full fiscal year of R&D expense for SBX.

Employees

As of June 30, 2013, we employed 184 people on a full-time basis, all of whom are employed in the United States. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that relations with employees are good.

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

Intellectual Property

We seek to protect our intellectual property by means of patents, trademarks and other measures. We currently own various patents relating to the manufacture of our products and currently have several patent applications pending approval. Most of the Company’s patents are United States patents. Patents have been of value in the growth of our business and may continue to be of value in the future. We also own various trademarks relating to our business. However, we believe that our business is not primarily dependent upon patent or trademark protection, and therefore we do not believe that the expiration of our patents or our trademarks would have a material adverse effect on our business.

Major Customers

The Company’s principal customers in its three marine seismic data acquisition segments are worldwide marine seismic exploration contractors, who operate seismic vessels for collection of seismic data in accordance with their customers’ specifications or for their own seismic data libraries, and foreign national oil and gas companies. The Company’s principal customer groups in its underwater robotic vehicles segment are the defense industry, state and local governmental units, fire and rescue organizations and educational institutions.

A significant portion of our sales are attributable to a small number of customers. In fiscal year 2013, Compagnie Generale de Geophysique-Veritas, ADS, Inc. and Petroleum Geo-Services each accounted for 10% or more of consolidated sales.

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

Executive Officers of Bolt Technology Corporation

Set forth below are the ages of and offices held by the Company’s executive officers as of September 13, 2013.

Name	Age	Present Position
Raymond M. Soto	74	Chairman, Chief Executive Officer and Director
Michael C. Hedger	58	President, Chief Operating Officer and Director; President A‑G Geophysical Products, Inc.
Joseph Espeso	71	Senior Vice President — Finance, Chief Financial Officer, Treasurer, Assistant Secretary and Director
William C. Andrews	53	Senior Vice President — Administration and Compliance and Secretary; President Bolt Energy Source Division

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

The global economic recession that began in 2008 caused a decrease in the demand for crude oil and natural gas. This, in turn, resulted in a slowdown in marine seismic exploration activity and a decrease in the demand for many of the Company’s seismic data acquisition products. Although economic conditions have shown general improvement, economic conditions remain uncertain, including with respect to the European Union countries and possible slowing of economic growth in China. If economic conditions continue to remain uncertain or deteriorate, marine seismic exploration activity could be reduced, resulting in declines in demand for our seismic data acquisition products.

Economic conditions also could negatively impact the ability of our customers to pay for products provided by the Company either on a timely basis or at all. The Company may incur goodwill impairment losses if economic conditions result in lower demand for products sold by its subsidiaries. Any of the foregoing could have a material adverse effect on our liquidity and/or results of operations and financial condition. In addition, if uncertain economic conditions and tight credit market conditions continue to exist, the market value of our Common Stock could be adversely affected unrelated to our operating performance or prospects.

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

Our foreign sales are significant in relation to consolidated sales. In fiscal year 2013, sales outside of the United States accounted for approximately 62% of our consolidated net sales. We believe that export sales will remain a significant percentage of our revenue. Our sales contracts are denominated in U.S. dollars. Fluctuations in foreign exchange rates could make it more difficult for our overseas customers to meet their U.S. dollar obligations. In addition, sales of our products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete seismic energy source systems within those geographic areas and receiving payment from these customers. Furthermore, restrictions under the Foreign Corrupt Practices Act or similar legislation in other countries, or trade embargoes or similar restrictions imposed by the U.S. or other countries, could limit our ability to do business in certain foreign countries. These factors could materially adversely affect our results of operations and financial condition. Refer to Note 13 to Consolidated Financial Statements for additional information relating to foreign sales.

We derive a significant amount of our underwater robotic vehicle revenues from specific major customer groups.

Sales to the defense industry, state and local governmental units, fire and rescue organizations and educational institutions for our underwater robotic vehicles segment are significant for the segment. These customer groups pose additional risks due to economic and political conditions and other uncertainties. Budgetary constraints, funding cuts or changes in the economic and/or the political climate could have a material, adverse effect on the sales and profitability of the underwater robotic vehicles segment.

We experience fluctuations in operating results.

Complete air gun systems sales and/or a large shipment of underwater robotic vehicles to a specific customer typically are large dollar amounts and do not occur in every accounting period. In certain periods, several complete air gun systems and/or large underwater robotic vehicles sales may be recorded, and none in other periods. This “uneven” sales pattern is due largely to our customers’ schedules for the anticipated completion date for building a new seismic vessel, the target date for outfitting a conventional vessel to do seismic work and/or the target date to deliver a large quantity of robotic vehicles to a specific customer. In addition, customer demand for air gun replacement parts, underwater cables and connectors and seismic energy source controllers is ongoing, but the demand level for these products varies based on crude oil and natural gas prices and trends. The demand level for SBX’s products are subject to fluctuations in government spending, particularly the defense industry. Accordingly, our results of operations can vary significantly from one fiscal quarter to another and from one fiscal year to another. This may cause volatility in the price of the Company’s Common Stock.

An impairment of goodwill could reduce our earnings and stockholders’ equity.

Our consolidated goodwill balance at June 30, 2013 accounts for approximately 21% of our total assets at that date. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets of the business. Our goodwill balance relates exclusively to the acquisition of subsidiaries. Generally accepted accounting principles require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate non cash charge to earnings with a corresponding reduction in goodwill. Refer to Notes 1, 2 and 5 to Consolidated Financial Statements for additional information relating to goodwill.

An impairment of other intangible assets could reduce our earnings and stockholders’ equity.

Our consolidated other intangible assets balance at June 30, 2013 accounts for approximately 8% of our total assets at that date. Other intangible assets arose primarily from the acquisition of trade name, technology and customer/distributor relationship assets in connection with the RTS and SBX acquisitions. Generally accepted accounting principles require us to test for impairment of intangible assets with definite and indefinite lives annually, or more frequently, if there are indicators of impairment. If we were to determine that any of our remaining balance of other intangible assets was impaired, we would record an immediate non cash charge to earnings with a corresponding reduction in other intangible assets. Refer to Notes 1, 2 and 6 to Consolidated Financial Statements for additional information relating to other intangible assets.

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

Under the terms of the stock purchase agreement for the acquisition of SeaBotix Inc., we may be obligated to pay additional earnout payments during the two year period ending December 31, 2014 if SBX’s annual gross revenues exceed $10,000,000 per calendar year, subject to a minimum gross profit percentage. As of June 30, 2013, the Company had accrued $3,315,000 for such potential earnout payments, based on management’s assessment of the likelihood that certain revenue levels will be achieved requiring earnout payments. If in the future, management assesses that higher revenue levels are likely to be achieved, then we will need to accrue additional amounts. Such additional accrual could adversely impact our liquidity, financial condition and results of operations. Refer to Note 2 to Consolidated Financial Statements for additional information relating to the SBX acquisition.

Investors should not rely on the future payment of dividends as a way to realize any future gains on their investment.

In January 2012, our Board of Directors authorized and approved the institution of a quarterly dividend program, with dividends, if declared, payable in January, April, July and October. The Board also authorized payment of a special dividend in November 2011 and November 2012. The decision to declare a quarterly or special dividend and the amount, timing and payment of any such dividend declared, are at the discretion of the Board. Factors in any decision to declare a dividend would include the amount of funds legally available and an evaluation of the Company’s financial condition, capital requirements, future prospects and other factors deemed relevant by the Board. Accordingly, investors should not rely on the future payment of dividends as a way to realize any future gains on their investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain information with respect to the Company’s principal properties.

Location	Nature of Property	Segment	Approximate Area (Sq. Feet)	Calendar Year of Lease Expiration
Norwalk, Connecticut	Manufacturing	(1)	21,600	2018
Norwalk, Connecticut	Administration/Engineering/Sales	(1)	6,600	2018
Cypress, Texas	Administration/Manufacturing/Sales	(2)	32,500	—**
Fredericksburg, Texas	Administration/Manufacturing/Sales	(3)	8,500	2014*
San Diego, California	Administration/Engineering/Sales	(4)	6,900	2016*
San Diego, California	Manufacturing	(4)	8,900	2018

*	These leases are related-party leases.
**	The Cypress, Texas facility is owned by the Company.
(1)	Seismic Energy Sources Segment
(2)	Underwater Cables and Connectors Segment
(3)	Seismic Energy Source Controllers Segment
(4)	Underwater Robotic Vehicles Segment

The Company’s products are manufactured and assembled at facilities located in Norwalk, Connecticut (seismic energy sources), Cypress, Texas (underwater cables and connectors), Fredericksburg, Texas (seismic energy source controllers) and San Diego, California (underwater robotic vehicles). In the opinion of the Company’s management, the properties described above are in good condition and repair and are suitable and adequate for the Company’s purposes. The properties are currently fully utilized and, operating in conjunction with second shifts, overtime and strategic out-sourcing, are considered to provide sufficient productive capacity.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock trades on The NASDAQ Global Select Market under the symbol “BOLT.” The following table sets forth the high and low sales prices for our Common Stock and dividends declared per share for the quarters indicated:

Fiscal Year 2013	High	Low	Dividends Per Share
First Quarter	$15.50	$13.70	$.07
Second Quarter	14.86	13.36	.57
Third Quarter	17.60	14.39	.07
Fourth Quarter	17.46	14.69	.07

Fiscal Year 2012	High	Low	Dividends Per Share
First Quarter	$14.04	$9.70	$—
Second Quarter	12.50	9.56	1.00
Third Quarter	16.09	11.24	.05
Fourth Quarter	15.96	11.91	.05

Holders

The number of stockholders of record at August 27, 2013 was 316. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

Dividends

At the Board’s November 2011 and 2012 meetings, the Board of Directors declared a special cash dividend of $1.00 (payable in December 2011) and $0.50 (payable in December 2012) per share, respectively, on its outstanding Common Stock. In January 2012, the Board authorized and approved the institution of a quarterly dividend program, with dividends payable in January, April, July and October. The quarterly dividend amount was initially set at $0.05 per common share and was increased to $0.07 per common share at the August 2012 Board of Director’s meeting. Total dividends paid in fiscal years 2013 and 2012 were $6,550,000 and $9,005,000, respectively.

Equity Compensation Plan Information

The information required by this Item 5 with respect to Equity Compensation Plan Information is set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report on Form 10-K and incorporated herein by reference.

Performance Graph

The following graph and table compare total stockholder return on our Common Stock for the five-year period ending June 30, 2013, with the Standard & Poor’s SmallCap 600 Index and ValueLine’s Oilfield Services/Equipment Index over the same period. This comparison assumes the investment of $100 on June 30, 2008. The information in the graph is being furnished pursuant to SEC rules, and the stockholder return set forth is not intended to forecast, and is not necessarily indicative of, future performance.

Comparison of Five-Year Cumulative Total Return*
Bolt Technology Corporation, Standard & Poor’s SmallCap 600 Index
and ValueLine’s Oilfield Services/Equipment Index
(Performance Results Through June 30, 2013)

*	Cumulative total return assumes reinvestment of dividends.

Assumes $100 invested at the close of trading on June 30, 2008 in Bolt Technology Corporation Common Stock, Standard & Poor’s SmallCap 600 Index and ValueLine’s Oilfield Services/Equipment Index.

	June 30,
	2008	2009	2010	2011	2012	2013
Bolt Technology Corporation	$100.00	$49.80	$38.76	$54.93	$72.79	$87.22
Standard & Poor’s SmallCap 600 Index	100.00	74.69	92.34	126.53	128.34	160.65
ValueLine’s Oilfield Services/Equipment Index	100.00	53.33	61.15	104.27	84.93	105.86

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

Item 6. Selected Financial Data

The following table has been derived from the Company’s audited financial statements and sets forth selected consolidated financial data with respect to the Company and its subsidiaries. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes provided elsewhere in this Annual Report on Form 10-K. The amounts for the fiscal years ended June 30, 2013, 2012 and 2011 reflect the acquisition of SBX as of January 1, 2011. Refer to Notes 2, 9 and 13 to Consolidated Financial Statements for further information regarding SBX.

	For the Fiscal Years Ended June 30,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009
Income Statement Data:
Sales	$57,842	$52,610	$38,858	$31,485	$48,876
Costs and expenses:
Cost of sales	30,916	27,872	20,138	15,942	24,756
Research and development	2,893	2,066	733	373	289
Selling, general and administrative	13,492	13,434	10,293	8,280	8,739
Adjustment of contingent earnout liability	500	4,500	—	—	—
Interest income	(150)	(139)	(281)	(414)	(432)
	47,651	47,733	30,883	24,181	33,352
Income before income taxes	10,191	4,877	7,975	7,304	15,524
Provision for income taxes	3,491	2,895	2,448	2,350	5,023
Net income	$6,700	$1,982	$5,527	$4,954	$10,501
Per Share Data:
Earnings per common share:
Basic	$0.78	$0.23	$0.65	$0.58	$1.22
Diluted	$0.78	$0.23	$0.65	$0.58	$1.22
Average number of common shares outstanding:
Basic	8,609	8,592	8,511	8,596	8,585
Diluted	8,611	8,596	8,535	8,614	8,590
Cash dividends declared	$6,725	$9,434	$—	$—	$—
Financial data at June 30:
Working capital	$45,323	$45,303	$48,829	$55,802	$49,935
Total assets	83,086	82,714	87,740	74,821	70,524
Long term debt	—	—	—	—	—
Stockholders’ equity	70,709	69,818	77,365	71,955	66,468

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read together with the Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements about our business, the demand for our products and future results. Please refer to the explanation of the qualifications and limitations on forward-looking statements on page 1 of this Annual Report on Form 10-K. All forward looking statements are qualified by the “Risk Factors” section contained in Item 1A of this Annual Report on Form 10-K.

Overview

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles. The Company’s four operating units, each of which is considered to be a separate reportable segment, consist of: seismic energy sources, underwater cables and connectors, seismic energy source controllers, and underwater robotic vehicles. Refer to Note 13 to Consolidated Financial Statements for further information on reportable segments.

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

During the past three fiscal years, the combined sales for the marine seismic data acquisition segments have improved from $36,283,000 in fiscal year 2011, to $37,266,000 in fiscal year 2012, and to $43,124,000 in fiscal year 2013. These improved sales levels reflect higher marine seismic exploration activity in fiscal years 2012 and 2013.

The Company anticipates that the improved sales trend for the marine seismic data acquisition business will continue based on the current level of customer orders and inquiries, including a $4,600,000 order for a seismic energy source system scheduled for shipment in the first quarter of fiscal year 2014. This order includes the first sale of the recently introduced SmartSource digital controller. The outlook for these segments remains strong due to the continuing necessity to discover hydrocarbon reserves as reserves in existing fields are depleted. There can be no assurance, however, that sales will continue to improve next year due to the marine seismic industry’s dependency on crude oil and natural gas prices, together with global political and economic uncertainties.

Effective January 1, 2011, the Company acquired SeaBotix Inc., a developer and manufacturer of underwater robotic vehicles. SBX’s sales in fiscal year 2011 amounted to $2,575,000 representing only six months of activity. In fiscal years 2012 and 2013, SBX’s sales amounted to $15,344,000 and $14,718,000, respectively. Sales in both years included large shipments to the government. SBX’s sales growth remains dependent on higher demand from its major customer groups, especially government units. It is difficult to predict the effect, if any, that governmental budgetary constraints and global political and economic uncertainties will have on SBX sales in fiscal year 2014. Refer to Notes 2, 9 and 13 to Consolidated Financial Statements for additional information concerning SBX.

The Company had an accrued estimated contingent earnout liability to the former SBX stockholders at June 30, 2012 of $5,000,000. Earnout payments totaling $2,185,000 were made in December 2012 and January 2013 reducing the balance of the accrual to $2,815,000 at March 31, 2013. Based on SBX’s sales in fiscal year 2013 and anticipated sales over the remaining earnout period ending on December 31, 2014, the Company increased the estimated contingent earnout liability to $3,315,000 at June 30, 2013. The $500,000 increase was charged to the Consolidated Statement of Income in fiscal year 2013. In fiscal year 2012, a $4,500,000 increase to the contingent earnout liability was made which was also charged to the Consolidated Statement of Income in that year. Both adjustments are a non cash item and are non deductible for income tax purposes.

The Company has a joint development effort with WesternGeco, a product line of Schlumberger, to develop an environmentally friendly energy source for marine seismic exploration surveys. This is a multi-phase development project which, if successfully developed and commercialized, could be a significant new development in the marine seismic exploration industry. Expenditures made in support of this project are recorded as research and development expense in the Consolidated Statement of Income.

At the Board’s November 2011 and 2012 meetings, the Board of Directors declared a special dividend of $1.00 (payable in December 2011) and $0.50 (payable in December 2012) per share, respectively, on its outstanding Common Stock. In January 2012, the Board authorized and approved the institution of a quarterly dividend program, with dividends payable in January, April, July and October. The decision to declare any quarterly dividend and the amount, timing and payment of any such quarterly dividend declared, are at the discretion of the Board.

The Company’s balance sheet remained strong at June 30, 2013. Cash and cash equivalents, and working capital were $22,816,000 and $45,322,000, respectively, despite the Company’s investing and financing activities during the fiscal year ended June 30, 2013 in connection with its payment of consideration relating to the acquisition of SBX and dividend payments. The Company remained debt free at June 30, 2013.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP,” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

The Company maintains its cash and cash equivalent balances primarily with several non-banking U.S. corporations as well as with certain U.S. based financial institutions. As of June 30, 2013, the Company believes that current cash and cash equivalent balances and cash flow from operations will be adequate to meet foreseeable operating needs for fiscal year 2014.

In fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of SEC Rule 10b-18. As of June 30, 2013, the Company had repurchased 202,075 of its shares under the repurchase program at an aggregate cost of $1,926,000.

Fiscal Year Ended June 30, 2013

At June 30, 2013, the Company had $22,816,000 in cash and cash equivalents. This amount is $1,797,000 or 7% lower than the amount of cash and cash equivalents at June 30, 2012. The decrease was due primarily to dividend payments and the Company’s payments of consideration relating to the acquisition of SBX, partially offset by cash provided by operations.

For the fiscal year ended June 30, 2013, cash flow provided from operating activities after changes in working capital items was $7,417,000, primarily due to net income adjusted for non cash items, lower inventories and higher current liabilities, excluding acquisition related liabilities, partially offset by higher accounts receivable.

For the fiscal year ended June 30, 2013, cash used in investing activities was $2,977,000, primarily due to the payment of consideration relating to the acquisition of SBX ($2,185,000) and capital expenditures for new and replacement equipment ($761,000). The Company anticipates that capital expenditures for fiscal year 2014 will not exceed $1,000,000, which will be funded from operating cash flow. For the fiscal year ended June 30, 2013, cash used in financing activities was $6,237,000, primarily due to dividends paid to stockholders ($6,550,000), partially offset by the cash received from the exercise of stock options.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At June 30, 2013 and 2012, the five customers with the highest accounts receivable balances represented 64% and 57% of the consolidated accounts receivable balances on those dates, respectively.

Fiscal Year Ended June 30, 2012

At June 30, 2012, the Company had $24,613,000 in cash and cash equivalents. This amount is $7,070,000 or 22% lower than the amount of cash and cash equivalents at June 30, 2011. The decrease was due primarily to the Company’s payment of consideration relating to the acquisition of SBX, dividend payments and stock repurchase program, partially offset by cash provided from operations.

For the fiscal year ended June 30, 2012, cash flow provided from operating activities after changes in working capital items was $7,925,000, primarily due to net income adjusted for non cash items and higher current liabilities, excluding acquisition related liabilities, partially offset by higher accounts receivable and inventory.

For the fiscal year ended June 30, 2012, cash used in investing activities was $5,120,000 due to the payment of consideration relating to the acquisition of SBX ($4,060,000), capital expenditures for new and replacement equipment ($1,031,000) and other non-current assets.

For the fiscal year ended June 30, 2012, cash used in financing activities was $9,875,000, primarily due to dividends paid to stockholders ($9,005,000) and the repurchases of the Company’s Common Stock ($966,000), partially offset by the cash received from the exercise of stock options.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet financing arrangements at June 30, 2013.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2013 except for the non-current portion of the contingent earnout liability. The Company is obligated for minimum lease payments as of June 30, 2013 under several operating leases for its facilities in Norwalk, Connecticut, Fredericksburg, Texas and San Diego, California as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$3,053,000	$733,000	$1,987,000	$333,000	$—

Such amounts are exclusive of any additional costs for taxes, utilities or similar charges, under triple net leases. Refer to Note 12 to Consolidated Financial Statements under “Lease Commitments” for further information regarding future payments and other information relating to such leases.

Results of Operations

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Consolidated sales for the fiscal year ended June 30, 2013 totaled $57,842,000, an increase of $5,232,000 or 10% from the fiscal year ended June 30, 2012. The change in sales by reportable segment was as follows: seismic energy sources increased by $3,660,000 (19%), underwater cables and connectors increased by $1,980,000 (13%), seismic energy source controllers increased by $218,000 (9%), and underwater robotic vehicles decreased by $626,000 (4%). Higher sales in the three marine seismic data acquisition segments were primarily due to increased marine seismic exploration activity. SBX generated $14,718,000 in revenue in fiscal year 2013 versus $15,344,000 in fiscal year 2012.

Consolidated gross profit as a percentage of consolidated sales was 47% for the fiscal year ended June 30, 2013 unchanged from the fiscal year ended June 30, 2012.

Research and development (“R&D”) costs for the fiscal year ended June 30, 2013 increased by $827,000 or 40% from the fiscal year ended June 30, 2012. The increase is primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly energy source which amounted to $1,509,000 and $752,000 in fiscal years 2013 and 2012, respectively.

Selling, general and administrative (“SG&A”) expenses increased by $58,000 for the fiscal year ended June 30, 2013 from the fiscal year ended June 30, 2012, primarily due to higher compensation expense, partially offset by lower travel and entertainment expense and lower amortization expense for intangible assets.

The Company recorded an adjustment of contingent earnout liability of $500,000 and $4,500,000 in the fourth quarter of the fiscal years ended June 30, 2013 and 2012, respectively, both of which are a non cash charge to the results of operations and are also a non deductible expense for income tax purposes. This liability, which relates to the SBX acquisition, is evaluated each reporting period and any change to the earnout liability is recorded in the Company’s Consolidated Statement of Income. The adjustment to the contingent earnout liability relates to management’s assessment as to the likelihood of achievement of certain revenue and gross profit margin levels during the earnout period which ends December 31, 2014. Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning SBX.

The Company conducted an annual impairment test of the A‑G and RTS goodwill balances, and the results of these tests indicated that there was no impairment of the June 30, 2013 and 2012 goodwill balances. The Company conducted the annual impairment test of the SBX goodwill balance at December 31, 2012 and 2011 and the results of these tests indicated that there was no impairment. The Company also reviewed SBX goodwill at June 30, 2013 and 2012 and there were no indicators of impairment, and therefore no impairment tests were performed.

The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2012 and the test indicated no impairment. The Company reviewed intangible assets with indefinite lives at June 30, 2013 and such review did not result in any indicators of impairment, and therefore no impairment tests were performed.

The Company also reviewed other long-lived assets, including intangible assets with definite lives, for indicators of impairment. The Company’s reviews at June 30, 2013 and 2012 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Interest income increased by $11,000 or 8% in the fiscal year ended June 30, 2013 from the fiscal year ended June 30, 2012 reflecting higher interest rates earned on the Company’s cash and cash equivalent balances.

The provision for income taxes for the fiscal year ended June 30, 2013 was $3,491,000, an effective tax rate of 34%. This rate was the same as the federal statutory rate of 34%, primarily due to the non deductible expenses and state income taxes, offset by the tax benefit associated with the domestic manufacturer’s deduction. The provision for income taxes for the fiscal year ended June 30, 2012 was $2,895,000, an effective tax rate of 59%. This rate was higher than the federal statutory rate of 34%, primarily due to the non-deductibility of the earnout charge of $4,500,000, partially offset by the tax benefit associated with the domestic manufacturer’s deduction and the R&D tax credit.

The above mentioned factors resulted in net income for the fiscal year ended June 30, 2013 of $6,700,000 compared to net income of $1,982,000 for the fiscal year ended June 30, 2012.

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

Consolidated sales for the fiscal year ended June 30, 2012 totaled $52,610,000, an increase of $13,752,000 or 35% from the fiscal year ended June 30, 2011. The change in sales by reportable segment was as follows: seismic energy sources increased by $1,162,000 (6%), underwater cables and connectors increased by $82,000 (1%), seismic energy source controllers decreased by $261,000 (10%), and underwater robotic vehicles increased by $12,769,000 (496%).

Higher sales in the seismic energy sources segment was due primarily to increased air gun replacement parts business. Lower sales in the seismic energy source controllers segment reflects decreasing demand for analog controllers in favor of digital controllers. A digital controller, the SmartSource, has been developed, and is in final field testing. Commercial marketing of the SmartSource digital controller is anticipated to commence in fiscal year 2013. SBX’s sales in fiscal year 2011 were $2,575,000, representing six months of activity due to the January 1, 2011 acquisition date. SBX’s sales in fiscal year 2012 were $15,344,000 reflecting SBX’s successful introduction of new products, easing of governmental budget constraints, several large orders from the U.S. Department of Defense, and twelve months of activity.

Consolidated gross profit as a percentage of consolidated sales was 47% for the fiscal year ended June 30, 2012 versus 48% for the fiscal year ended June 30, 2011. The net decrease in the gross profit percentage was primarily due to SBX reflecting higher indirect manufacturing costs and distributor discounts.

R&D costs for the fiscal year ended June 30, 2012 increased by $1,333,000 or 182% from the fiscal year ended June 30, 2011. The increase was due to:

1)	The Company entered a joint development effort with WesternGeco in September 2011 to develop an environmentally friendly energy source for marine seismic exploration surveys and incurred $752,000 in expense for this project in fiscal year 2012.
2)	R&D costs for SBX increased from $364,000 in fiscal year 2011 to $932,000 in fiscal year 2012 since only six months were included in fiscal year 2011 due to the January 1, 2011 acquisition date, as well as higher engineering costs for SBX in fiscal year 2012.

SG&A expenses increased by $3,141,000 or 31% in the fiscal year ended June 30, 2012 from the fiscal year ended June 30, 2011. SG&A for the fiscal years ended June 30, 2012 and 2011 includes SBX in the amount of $3,739,000 and $1,583,000, respectively. In fiscal year 2011, SG&A of SBX was only for a six month period due to the January 1, 2011 acquisition date. In addition, SBX SG&A in fiscal year 2012 includes higher advertising and trade show and commission expenses. Excluding SBX, SG&A increased by $985,000 or 11% primarily due to higher compensation expense.

The Company recorded an adjustment of contingent earnout liability of $4,500,000 with respect to potential future earnout payments to former SBX stockholders in the fiscal year ended June 30, 2012. This non cash charge to the results of operations is also a non deductible expense for income tax purposes. This liability is evaluated each reporting period and any changes to the earnout liability is recorded in the Consolidated Statement of Income. The adjustment to the contingent earnout liability is based on management’s assessment of the likelihood of achievement of certain revenue and gross profit margin levels during the earnout period ending December 31, 2014. Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning SBX.

The Company conducted an annual impairment test of the A‑G and RTS goodwill balances, and the results of these tests indicated that there was no impairment of the June 30, 2012 and 2011 goodwill balances. The Company conducted an annual impairment test of the SBX goodwill balance at December 31, 2011 and the results of this test indicated that there was no impairment.

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

The provision for income taxes for the fiscal year ended June 30, 2012 was $2,895,000, an effective tax rate of 59%. This rate was higher than the federal statutory rate of 34%, primarily due to the non-deductibility of the earnout charge, partially offset by the tax benefit associated with the domestic manufacturer’s deduction and the R&D tax credit. The provision for income taxes for the fiscal year ended June 30, 2011 was $2,448,000, an effective tax rate of 31%. This rate was lower than the federal statutory rate of 34%, primarily due to the tax benefit associated with the domestic manufacturer’s deduction.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the inventory valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed. During the fiscal year ended June 30, 2013, the inventory valuation reserve increased by an amount of $107,000.

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

Contingent Earnout Liability

In the SBX acquisition, the Company is obligated under an earnout arrangement to make cash payments to the former SBX stockholders if certain revenue targets are achieved. The Company recorded a contingent earnout liability at the acquisition date at its estimated fair value, which takes into account the range and probability of projected future revenues of the acquired entity over the earnout period. The Company revalues the contingent earnout liability at the close of each accounting period and records any change in the estimated fair value in the Consolidated Statement of Income as an adjustment of contingent earnout liability.

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

The Company had an accrued estimated contingent earnout liability at June 30, 2012 of $5,000,000. Earnout payments totaling $2,185,000 were made in December 2012 and January 2013, reducing the balance of the accrual to $2,815,000 at March 31, 2013. Based on SBX’s sales in fiscal year 2013, and anticipated sales over the remaining earnout period ending on December 31, 2014, the Company increased the estimated contingent earnout liability from $2,815,000 at March 31, 2013 to $3,315,000 at June 30, 2013. The $500,000 increase to the contingent earnout liability was charged to the Consolidated Statement of Income in fiscal year 2013. In fiscal year 2012, a $4,500,000 increase to the contingent earnout liability was made which was also charged to the Consolidated Statement of Income in that year. Both adjustments are a non cash item and are non deductible for income tax purposes.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment were to change, a charge or a benefit would be recorded in the Consolidated Statement of Income. The Company has concluded that no deferred tax valuation allowance was necessary at June 30, 2013 and 2012 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Impairment Testing of Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. A‑G and RTS goodwill was tested for impairment and the tests indicated no impairment of the goodwill balances at June 30, 2013 and 2012. SBX goodwill was tested for impairment at December 31, 2012 and 2011 and the tests indicated no impairment of the goodwill balance.

Goodwill represents approximately 21% of the Company’s total assets at June 30, 2013. The evaluation of goodwill is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. Refer to Notes 1, 2 and 5 to Consolidated Financial Statements for additional information concerning goodwill.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2012 and 2011 and the tests indicated no impairment. The Company reviewed intangible assets with indefinite lives at June 30, 2013 and 2012 and such reviews did not result in any indicators of impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of June 30, 2013 and 2012 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Recent Accounting Developments

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more-likely-than-not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more-likely-than-not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 8. Financial Statements and Supplementary Data

The information required under this Item 8 is set forth on pages F-1 through F-26 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of June 30, 2013. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Refer to page F-1 of this Report for Management’s Report on Internal Control Over Financial Reporting and page F-2 of this Report for the Report of Independent Registered Public Accounting Firm on the effectiveness of the Company’s internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “General Information Relating to the Board of Directors” in the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Definitive Proxy Statement”).

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the captions “Executive Compensation” and “General Information Relating to the Board of Directors” in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Bolt Technology Corporation 2012 Stock Incentive Plan (the “2012 Plan”) was approved by the Company’s stockholders at the November 20, 2012 Annual Meeting of Stockholders. The Bolt Technology Corporation 2006 Amended and Restated Stock Option and Restricted Stock Plan (the “2006 Plan”) was approved by the Company’s stockholders at the November 20, 2007 Annual Meeting of Stockholders. The 2012 Plan replaced the 2006 Plan. No new grants may be made under the 2006 Plan, but stock options and restricted stock grants awarded prior to the effective date of the 2012 Plan continue in effect.

The following table sets forth aggregate information at June 30, 2013 for the 2006 Plan and the 2012 Plan:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	133,425	$13.49	694,800
Equity compensation plans not approved by security holders	—	—	—
Total	133,425	$13.49	694,800

The 2006 Plan provided that 750,000 shares of Common Stock may be used for grants of stock options and restricted stock awards, of which up to 225,000 shares of Common Stock could be used for restricted stock awards. During fiscal year 2013, 27,100 shares of restricted stock were awarded at an average fair value of $14.89 at date of grant, and 460 shares of restricted stock were forfeited.

The 2012 Plan provides that 750,000 shares of Common Stock may be used for equity awards under the 2012 Plan of either stock options or restricted stock grants or any combination thereof. During fiscal year 2013, 5,200 shares of restricted stock were awarded at an average fair value of $14.49 at date of grant, and no shares of restricted stock were forfeited. At June 30, 2013, 694,800 shares of Common Stock remained available for issuance of either stock option or restricted stock awards under the 2012 Plan.

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

(a) (1) and (2) Financial Statements and Financial Statement Schedule

Schedules other than the Financial Statement Schedule listed above are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation.
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation.

Exhibit No.	Description
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075); Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Raymond M. Soto dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporating Amendment).†
10.7	Employment Agreement between A‑G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A‑G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A‑G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†
10.8	Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Michael C. Hedger dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporating Amendment).†
10.9	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).
10.11	Bolt Technology Corporation 2012 Stock Incentive Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8, SEC File No. 333-185190, dated and filed with the Commission on November 29, 2012).†
10.12	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto.*†
10.13	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger.*†
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*

Exhibit No.	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2013 and June 30, 2012, (ii) Consolidated Statements of Income for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, (iv) Notes to Consolidated Financial Statements and (v) Schedule II — Valuation and Qualifying Accounts.***

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: September 13, 2013	By: /s/ Raymond M. Soto Raymond M. Soto (Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond M. Soto (Raymond M. Soto)	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2013
/s/ Michael C. Hedger (Michael C. Hedger)	President, Chief Operating Officer and Director	September 13, 2013
/s/ Joseph Espeso (Joseph Espeso)	Senior Vice President — Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 13, 2013
/s/ Kevin M. Conlisk (Kevin M. Conlisk)	Director	September 13, 2013
/s/ Michael H. Flynn (Michael H. Flynn)	Director	September 13, 2013
/s/ George R. Kabureck (George R. Kabureck)	Director	September 13, 2013
/s/ Stephen F. Ryan (Stephen F. Ryan)	Director	September 13, 2013
/s/ Peter J. Siciliano (Peter J. Siciliano)	Director	September 13, 2013
/s/ Gerald A. Smith (Gerald A. Smith)	Director	September 13, 2013

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

The management of Bolt Technology Corporation, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2013 based upon criteria set forth in the “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our assessment, we believe that, as of June 30, 2013, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by McGladrey LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bolt Technology Corporation

We have audited Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Bolt Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bolt Technology Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2013 and our report dated September 13, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Stamford, Connecticut
September 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bolt Technology Corporation

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule of Bolt Technology Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated September 13, 2013, expressed an unqualified opinion on the effectiveness of Bolt Technology Corporation and subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP

Stamford, Connecticut
September 13, 2013

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$22,816,000	$24,613,000
Accounts receivable, less allowance for uncollectible accounts of $255,000 in 2013 and $404,000 in 2012	12,308,000	8,869,000
Inventories	17,137,000	17,708,000
Deferred income taxes	478,000	391,000
Other current assets	981,000	889,000
Total current assets	53,720,000	52,470,000
Property, Plant and Equipment, net	4,922,000	4,860,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	6,967,000	7,902,000
Other Assets	250,000	255,000
Total assets	$83,086,000	$82,714,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,765,000	$1,890,000
Accrued expenses	3,242,000	2,735,000
Contingent earnout liability	1,715,000	1,700,000
Dividends payable	604,000	429,000
Income taxes payable	72,000	413,000
Total current liabilities	8,398,000	7,167,000
Non-current portion of contingent earnout liability	1,600,000	3,300,000
Deferred Income Taxes	2,379,000	2,429,000
Total liabilities	12,377,000	12,896,000
Stockholders’ Equity:
Common stock, no par value, authorized 20,000,000 shares; issued 8,828,103 shares (8,766,333 shares in 2012)	32,210,000	31,294,000
Retained Earnings	40,425,000	40,450,000
Treasury Stock, at cost, 202,075 shares	(1,926,000)	(1,926,000)
Total stockholders’ equity	70,709,000	69,818,000
Total liabilities and stockholders’ equity	$83,086,000	$82,714,000

Refer to Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2013	2012	2011
Revenues:
Sales	$57,842,000	$52,610,000	$38,858,000
Costs and Expenses:
Cost of sales	30,916,000	27,872,000	20,138,000
Research and development	2,893,000	2,066,000	733,000
Selling, general and administrative	13,492,000	13,434,000	10,293,000
Adjustment of contingent earnout liability	500,000	4,500,000	—
Interest income	(150,000)	(139,000)	(281,000)
	47,651,000	47,733,000	30,883,000
Income before income taxes	10,191,000	4,877,000	7,975,000
Provision for income taxes	3,491,000	2,895,000	2,448,000
Net income	$6,700,000	$1,982,000	$5,527,000
Earnings Per Share:
Basic	$.78	$.23	$.65
Diluted	$.78	$.23	$.65
Average number of common shares outstanding:
Basic	8,608,694	8,592,193	8,510,590
Diluted	8,611,482	8,595,602	8,535,362

Refer to Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$6,700,000	$1,982,000	$5,527,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,670,000	1,628,000	1,219,000
Deferred income taxes	(270,000)	15,000	(148,000)
Stock based compensation expense	736,000	775,000	794,000
Adjustment of contingent earnout liability	500,000	4,500,000	—
Change in operating assets and liabilities, net of SeaBotix Inc. acquisition effect in 2011:
Accounts receivable	(3,439,000)	(945,000)	(372,000)
Inventories	571,000	(1,707,000)	(939,000)
Other assets	(92,000)	(148,000)	(151,000)
Accounts payable	875,000	989,000	(482,000)
Accrued expenses	507,000	672,000	17,000
Income taxes payable	(341,000)	164,000	(199,000)
Net cash provided by operating activities	7,417,000	7,925,000	5,266,000
Cash Flows From Investing Activities:
Purchase of SeaBotix Inc., net of cash acquired of $316,000 in 2011	(2,185,000)	(4,060,000)	(11,184,000)
Capital expenditures and other non-current assets	(792,000)	(1,060,000)	(417,000)
Net cash used by investing activities	(2,977,000)	(5,120,000)	(11,601,000)
Cash Flows From Financing Activities:
Dividends paid	(6,550,000)	(9,005,000)	—
Purchase of treasury stock	—	(966,000)	(877,000)
Exercise of stock options	286,000	79,000	—
Tax asset (liability) from vested restricted stock and stock options exercised	27,000	17,000	(34,000)
Repayment of SeaBotix Inc. debt assumed in acquisition	—	—	(539,000)
Net cash used by financing activities	(6,237,000)	(9,875,000)	(1,450,000)
Net decrease in cash and cash equivalents	(1,797,000)	(7,070,000)	(7,785,000)
Cash and cash equivalents at beginning of year	24,613,000	31,683,000	39,468,000
Cash and cash equivalents at end of year	$22,816,000	$24,613,000	$31,683,000
Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$4,209,000	$2,562,000	$3,026,000
Non cash transactions:
Transfer of property, plant and equipment to inventory	$—	$627,000	$—

Refer to Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles, and consists of four operating units (each a separate reportable segment): Bolt Technology Corporation (“Bolt”), A‑G Geophysical Products, Inc. (“A‑G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). The Bolt seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The A‑G underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems. The RTS seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment. The SBX underwater robotic vehicles segment develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. Refer to Note 13 to Consolidated Financial Statements for additional information concerning reportable segments.

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

Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

Goodwill represents the unamortized excess cost over the value of net assets acquired in business combinations. The Financial Accounting Standards Board guidance for testing goodwill for impairment provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform a two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

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

The Company conducted an assessment of qualitative factors regarding the A‑G reporting unit at June 30, 2013 and 2012. The qualitative assessments indicated no impairment of the A‑G goodwill balance at June 30, 2013 and 2012.

For the RTS reporting unit, the Company performed the quantitative impairment test at June 30, 2013 and 2012. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow method and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. The impairment tests for the RTS reporting unit indicated no impairment of the goodwill balance at June 30, 2013 and 2012.

Goodwill relating to the SBX acquisition was tested for impairment at December 31, 2012 and 2011 using the capitalized cash flow method and the market price method, as well as the discounted cash flow method, and the tests indicated no impairment of the goodwill balance. The discounted cash flow method relies on the estimated future cash flows that are discounted back to their present value using a risk-adjusted discount rate to arrive at an estimated value of the reporting unit. The Company’s review of the SBX goodwill balance at June 30, 2013 did not result in any indicators of impairment.

Intangible assets with indefinite lives must be tested annually or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2012 and 2011 and the tests indicated no impairment. The Company reviewed intangible assets with indefinite lives at June 30, 2013 and 2012 and such reviews did not result in any indicators of impairment, and therefore no impairment tests were performed.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies  – (continued)

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of June 30, 2013 and 2012 did not result in any indicators of impairment, and therefore no impairment tests were performed.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates made by the Company are those relating to inventory reserves, the potential impairment of goodwill and intangible assets with indefinite lives, long-lived assets impairment, contingent earnout liability and realization of deferred tax assets. Actual results could differ from those estimates.

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

In the SBX acquisition, the Company is obligated under an earnout arrangement to make cash payments to the former SBX stockholders if certain revenue and gross profit margin targets are achieved. The Company recorded a contingent earnout liability at the acquisition date at its estimated fair value, which takes into account the range and probability of projected future revenues of the acquired entity over the earnout period. The Company revalues the contingent earnout liability at the close of each accounting period and records any change in the estimated fair value in the Consolidated Statement of Income as adjustment of contingent earnout liability.

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

	Fiscal Years Ended June 30,
	2013	2012	2011
Net income available to common stockholders	$6,700,000	$1,982,000	$5,527,000
Divided by:
Weighted average common shares	8,608,694	8,592,193	8,510,590
Weighted average common share equivalents	2,788	3,409	24,772
Total weighted average common shares and common share equivalents	8,611,482	8,595,602	8,535,362
Basic earnings per share	$.78	$.23	$.65
Diluted earnings per share	$.78	$.23	$.65

For the fiscal year ended June 30, 2013, the calculation included all options to acquire shares because they were all dilutive. For the fiscal years ended June 30, 2012 and 2011, the calculations do not include options to acquire 62,000 shares and 70,500 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies  – (continued)

Recent Accounting Developments

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles —  Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more-likely-than-not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more-likely-than-not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

The total purchase price paid or accrued consisted of the following:

Cash paid	$9,500,000
Accrual for contingent earnout payments	5,000,000
Accrual for holdback and proforma working capital adjustment	1,560,000
Total Purchase Price	$16,060,000

The final purchase price allocation was as follows:

Net current assets, including cash acquired of $316,000 and accounts receivable acquired of $1,342,000	$4,963,000
Non-current assets (mainly property and equipment)	796,000
Goodwill	6,270,000
Other intangible assets	8,500,000
Accounts payable and accrued expenses	(1,010,000)
Debt assumed	(539,000)
Deferred tax liability (non-current)	(2,920,000)
Total purchase price allocation	$16,060,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SeaBotix Inc. Acquisition  – (continued)

The estimate of fair value of SBX’s identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, and the assessment of the intangible asset’s life cycle.

In the fourth quarter of fiscal years 2012 and 2013, the Company increased the contingent earnout liability by $4,500,000 and $500,000, respectively, and the amounts were charged to the Consolidated Statement of Income. These charges are non deductible for income tax purposes. These amounts are not included in the total purchase price of $16,060,000.

Set forth below is a summary of the activity in the contingent earnout liability (all amounts represent fair values) from the date of closing to June 30, 2013:

Contingent Earnout Liability
Balance at closing	$5,000,000
Earnout paid in fiscal year 2011	(2,000,000)
Balance at June 30, 2011	3,000,000
Earnout paid in fiscal year 2012	(2,500,000)
Increase to contingent earnout liability in June 2012	4,500,000
Balance at June 30, 2012	5,000,000
Earnout paid in fiscal year 2013	(2,185,000)
Increase to contingent earnout liability in June 2013	500,000
Balance at June 30, 2013	$3,315,000*

*	Refer to Note 9 to Consolidated Financial Statements for further information concerning the SBX contingent earnout liability.

As of June 30, 2013, the Company has paid $6,685,000 in earnout payments and has an accrual of $3,315,000 to cover anticipated earnout payments over the remaining earnout period which ends on December 31, 2014.

Earnout payments equal to 15.5% of annual gross revenues are payable if SBX generates annual gross revenues in excess of $10,000,000 and maintains a certain gross profit percentage for calendar years 2013 and 2014. If the Company estimates that it is more likely than not that these future earnout payments will exceed $3,315,000, the Company would have to increase the contingent earnout liability by the anticipated additional amount of the earnout payments. Such increase would result in a non cash charge to the Consolidated Statement of Income.

The $3,315,000 contingent earnout liability at June 30, 2013 was estimated by the Company based upon projected SBX revenues and gross margin thresholds for calendar years 2013 and 2014. The calculation is based on an analysis using a probability approach for three performance outcomes for these years. The performance outcomes were then discounted using an appropriate discount rate commensurate with the risk associated with SBX to arrive at the fair value of the contingent earnout liability at June 30, 2013 and 2012. The Company is required to reassess the fair value of the contingent earnout liability on a recurring basis. Should a determination be made that the contingent earnout liability requires adjustment, a charge or credit will be made in the Consolidated Statement of Income in the period in which the adjustment is required.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SeaBotix Inc. Acquisition  – (continued)

The following table summarizes key information underlying SBX’s identifiable intangible assets related to the acquisition:

Category	Life	Amount	Annual Amortization
Trade name	Indefinite	$1,200,000	$—
Acquired technology	6 – 15 years	5,900,000	583,000
Customer and distributor relationships	7 years	1,400,000	200,000
Total		$8,500,000	$783,000

Note 3 — Inventories

Inventories at June 30 consist of the following:

	2013	2012
Raw materials and sub-assemblies	$15,268,000	$15,928,000
Work-in-process	2,495,000	2,299,000
	17,763,000	18,227,000
Less – Reserve for inventory valuation	(626,000)	(519,000)
	$17,137,000	$17,708,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2013, the inventory valuation reserve increased by an amount of $107,000.

Note 4 — Property, Plant and Equipment

Property, plant and equipment at June 30 consist of the following:

	2013	2012
Land	$253,000	$253,000
Buildings	1,203,000	1,181,000
Leasehold improvements	1,198,000	1,168,000
Machinery and equipment	11,240,000	10,728,000
	13,894,000	13,330,000
Less – accumulated depreciation	(8,972,000)	(8,470,000)
	$4,922,000	$4,860,000

Depreciation expense for the years ended June 30, 2013 and 2012 amounted to $699,000 and $605,000, respectively.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A‑G, RTS and SBX. A‑G, RTS and SBX are three reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A‑G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at June 30, 2013 and 2012 is as follows:

A‑G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 21% of the Company’s total assets at June 30, 2013 and thus the evaluation of goodwill impairment is a significant estimate by management.

Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning goodwill.

Note 6 — Other Intangible Assets

Other intangible assets at June 30 consist of the following:

	Useful Life	2013	2012
Trade names	Indefinite	$1,425,000	$1,425,000
License	5.5 years	570,000	570,000
Non-compete agreements	6 years	647,000	647,000
Technology	6 – 15 years	6,170,000	6,170,000
Customer & distributor relationships	7 years	1,400,000	1,400,000
Other	n.a.	100,000	64,000
		10,312,000	10,276,000
Less accumulated amortization		(3,345,000)	(2,374,000)
		$6,967,000	$7,902,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The major portion of these assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for fiscal years 2013 and 2012 amounted to $971,000 and $1,023,000, respectively. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2014	$812,000
2015	$812,000
2016	$812,000
2017	$639,000
2018	$367,000

Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning other intangible assets.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Accrued Expenses

Accrued expenses at June 30 consist of the following:

	2013	2012
Compensation and related taxes	$1,318,000	$1,133,000
Compensated absences	692,000	615,000
Commissions payable	535,000	216,000
Accrued professional fees	294,000	281,000
Customer deposits	192,000	280,000
Other	211,000	210,000
	$3,242,000	$2,735,000

Note 8 — Income Taxes

Income tax expense consists of the following for the three years ended June 30:

	2013	2012	2011
Current:
Federal	$3,623,000	$2,733,000	$2,582,000
State	138,000	147,000	14,000
Deferred:
Federal	(358,000)	(13,000)	(141,000)
State	88,000	28,000	(7,000)
Income tax expense	$3,491,000	$2,895,000	$2,448,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes is as follows:

	Years Ended June 30,
	2013	2012	2011
Statutory rate	34%	34%	34%
Exempt income from domestic manufacturer’s deduction	(4)	(6)	(3)
Research and development tax credit	—	(4)	(1)
Non deductible expenses:
Adjustment to fair value of contingent earnout liability	3	31	—
Other	—	2	1
State taxes	1	2	—
Effective rate	34%	59%	31%

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income Taxes  – (continued)

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset and liability accounts were as follows at June 30:

	2013	2012
Net deferred tax asset – current:
Inventory valuation reserve	$221,000	$184,000
Allowance for uncollectible accounts	88,000	140,000
Unicap	128,000	16,000
Other, net	41,000	51,000
Total	$478,000	$391,000
Net deferred tax liability – non-current:
Stock options and restricted stock	$163,000	$275,000
Amortization of intangible assets	326,000	305,000
Intangible assets acquired, net	(2,145,000)	(2,459,000)
Property, plant and equipment depreciation	(304,000)	(268,000)
Amortization of goodwill	(433,000)	(358,000)
Other, net	14,000	76,000
Total	$(2,379,000)	$(2,429,000)

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes in the Company’s financial statements at June 30, 2013 and 2012. There were no unallocated tax reserves at June 30, 2013 and 2012. The Company’s federal income tax returns for fiscal years prior to 2010 are no longer subject to examination by the Internal Revenue Service.

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

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements  – (continued)

Set forth below is a summary of liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
At June 30, 2013 – Contingent earnout liability	$—	$—	$3,315,000	$3,315,000
At June 30, 2012 – Contingent earnout liability	$—	$—	$5,000,000	$5,000,000

This liability relates to the estimated fair value of earnout payments to former SeaBotix Inc. stockholders for the earnout period ending December 31, 2014. The current and non-current portions of the fair value of the contingent earnout liability at June 30, 2013 are $1,715,000 and $1,600,000, respectively. The current and non-current portions of the fair value of the contingent earnout liability at June 30, 2012 are $1,700,000 and $3,300,000, respectively. Refer to Note 2 to Consolidated Financial Statements for SeaBotix Inc. acquisition information.

Set forth below are the changes in the Level 3 liability from June 30, 2012 to June 30, 2013:

Fair Value of Contingent Earnout Liability
Balance at June 30, 2012	$5,000,000
Adjustment to contingent earnout liability	500,000
Cash payment for achieving performance threshold	(2,185,000)
Balance at June 30, 2013	$3,315,000

The Company determined the fair value of the contingent earnout liability at June 30, 2013 using a probability weighted approach. The principal inputs to the approach include expectations of the specific business’s revenue in calendar years 2013 and 2014 and the probability of achieving required gross margin thresholds using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. There were no significant changes to this methodology during the year ended June 30, 2013.

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

Under the 2012 Plan, non-qualified or compensatory stock options may be granted and awards of restricted stock may be made to non-employee directors at the discretion of the compensation committee, for up to a combined annual maximum of 3,000 shares of Common Stock per non-employee director. Under the terms of the 2012 Plan, no stock options or restricted stock can be granted subsequent to June 30, 2022.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock Options and Restricted Stock  – (continued)

Stock Options

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the 2006 Plan and the 2012 Plan was $2,081,000 as of the option grant dates. This expense, which is a non cash item, is being recognized in the Company’s financial statements over the four-year vesting period. Stock option compensation expense was $244,000, $302,000 and $342,000 for the years ended June 30, 2013, 2012 and 2011, respectively. Unrecognized compensation expense for stock options at June 30, 2013 amounted to $409,000 and the weighted average period for recognizing this expense is 3.1 years.

A summary of changes in stock options during the fiscal year ended June 30, 2013 is as follows:

	2012 Plan		2006 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2012	—	$—	180,863	$14.32
Granted	50,000	$15.43	—	$—
Exercised	—	$—	(53,438)	$(11.72)
Forfeitures	—	$—	(4,750)	$(17.58)
Expired	—	$—	(39,250)	$(21.67)
Options outstanding at June 30, 2013	50,000	$15.43	83,425	$12.33

The weighted average contractual life of options outstanding at June 30, 2013 was 3.5 years.

During the fiscal year ended June 30, 2013, stock option grants for 50,000 shares were awarded in January 2013 under the 2012 Plan. The fair value per share of options granted in January 2013 was $2.58, as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

January 2013 Grant
Expected dividend yield	1.9%
Stock price volatility	23%
Expected life (years)	5 years
Expected forfeiture rate	0%
Risk-free interest rate	0.8%

At June 30, 2013, the aggregate intrinsic value for outstanding options was $479,000 because the market price at June 30, 2013 was higher than the weighted average exercise price of such options. The expiration dates for the outstanding options at June 30, 2013 are as follows:

Expiration Date of Option	Number of Shares
August 2014	16,250
November 2014	3,750
November 2015	7,500
November 2016	16,875
January 2017	39,050
January 2018	50,000
Total	133,425

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock Options and Restricted Stock  – (continued)

Options exercisable at June 30, 2013 totaled 18,200 shares, consisting of 3,750 non-qualified and 14,450 qualified stock options.

The fair value of options vested during fiscal year 2013 (37,263 shares), 2012 (43,124 shares) and 2011 (37,375 shares) was $544,000, $490,000 and $437,000, respectively. During fiscal year 2013 and 2012, 53,438 and 11,250 options were exercised, respectively. No options were exercised during fiscal year 2011. The weighted average exercise price of exercisable options as of June 30, 2013 was $12.84. At June 30, 2013, the aggregate intrinsic value of exercisable options was $77,000 because the market price at June 30, 2013 was higher than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at June 30, 2013 was 2.6 years.

Restricted Stock

During fiscal year 2013, 27,100 shares of restricted stock were granted under the 2006 Plan. These shares vest over a five year period and the cost to recipients is zero. During fiscal year 2013, 5,200 shares of restricted stock were granted under the 2012 Plan. Of these shares, 1,200, 3,000 and 1,000 shares vest over a three-year period, one-year period and five-year period, respectively, and the cost to the recipients is zero. The aggregate compensation cost for restricted stock granted in fiscal years 2013, 2012 and 2011 was $479,000, $432,000 and $338,000 as of the grant dates, respectively. This compensation expense, which is a non cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant. Restricted stock compensation expense was $492,000, $473,000 and $452,000 for the years ended June 30, 2013, 2012 and 2011, respectively. Unrecognized compensation expense for restricted stock at June 30, 2013 amounted to $890,000.

A summary of changes in restricted stock awards during the fiscal year ended June 30, 2013 is as follows:

	2012 Plan		2006 Plan
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards outstanding at June 30, 2012	—	$—	95,640	$12.14
Granted	5,200	$14.49	27,100	$14.89
Vested	—	$—	(31,180)	$13.44
Forfeited	—	$—	(460)	$11.95
Unvested restricted stock awards outstanding at June 30, 2013	5,200	$14.49	91,100	$12.52

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

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three fiscal years ended June 30, 2013, 2012 and 2011 were as follows:

	Common Stock		Treasury Stock		Retained Earnings	Total
	Shares	Amount	Shares	Amount	Amount	Amount
Balance June 30, 2010	8,694,843	$29,663,000	9,492	$(83,000)	$42,375,000	$71,955,000
Restricted stock grants	33,000	—	—	—	—	—
Restricted stock forfeitures	(700)	—	—	—	—	—
Stock based compensation expense	—	794,000	—	—	—	794,000
Purchase of treasury stock	—	—	98,629	(877,000)	—	(877,000)
Tax liability from vested restricted stock	—	(34,000)	—	—	—	(34,000)
Net income	—	—	—	—	5,527,000	5,527,000
Balance June 30, 2011	8,727,143	30,423,000	108,121	(960,000)	47,902,000	77,365,000
Restricted stock grants	40,300	—	—	—	—	—
Restricted stock forfeitures	(12,360)	—	—	—	—	—
Stock based compensation expense	—	775,000	—	—	—	775,000
Stock options exercised	11,250	79,000	—	—	—	79,000
Purchase of treasury stock	—	—	93,954	(966,000)	—	(966,000)
Tax asset from vested restricted stock and stock options exercised	—	17,000	—	—	—	17,000
Net income	—	—	—	—	1,982,000	1,982,000
Dividends ($1.10 per share)	—	—	—	—	(9,434,000)	(9,434,000)
Balance June 30, 2012	8,766,333	31,294,000	202,075	(1,926,000)	40,450,000	69,818,000
Restricted stock grants	32,300	—	—	—	—	—
Restricted stock forfeitures	(460)	—	—	—	—	—
Stock based compensation expense	—	736,000	—	—	—	736,000
Stock options exercised	29,930	286,000	—	—	—	286,000
Tax asset from vested restricted stock and stock options exercised	—	27,000	—	—	—	27,000
Expiration of non-qualified stock options	—	(133,000)	—	—	—	(133,000)
Net income	—	—	—	—	6,700,000	6,700,000
Dividends ($0.78 per share)	—	—	—	—	(6,725,000)	(6,725,000)
Balance June 30, 2013	8,828,103	$32,210,000	202,075	$(1,926,000)	$40,425,000	$70,709,000

At June 30, 2013 and 2012, 20,000,000 shares of Common Stock, no par value, were authorized.

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at anytime or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18. In fiscal year 2013, the Company did not purchase any shares of its Common Stock. In fiscal year 2012, the Company purchased 93,954 shares of its Common Stock at an average price of $10.28 per share. In fiscal year 2011, the Company purchased 98,629 shares of its Common Stock at an average price of $8.90 per share. All purchases were made on the open market with cash held by

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

the Company and no debt was incurred. At June 30, 2013 the Company had 8,626,028 shares of Common Stock outstanding and the aggregate shares repurchased under the program since inception represented 2.34% of outstanding shares at that date.

In November 2011, the Company’s Board of Directors declared a special dividend of $1.00 per share on the Company’s outstanding Common Stock which was paid on December 20, 2011 to stockholders of record on December 6, 2011, in the aggregate amount of $8,576,000. In November 2012, the Company’s Board of Directors declared a special dividend of $0.50 per share on the Company’s outstanding Common Stock which was paid on December 18, 2012 to stockholders of record on December 4, 2012, in the aggregate amount of $4,312,000. In January 2012, the Board authorized and approved the institution of a quarterly dividend program, with dividends payable in January, April, July and October. The decision to declare any quarterly dividend, and the amount, timing and payment of any such quarterly dividend declared, are at the discretion of the Board.

Note 12 — Commitments and Contingencies

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and trade accounts receivable. The Company maintains substantial cash and cash equivalent balances with various financial institutions in amounts that exceed the limit of FDIC insurance and with several non-banking U.S. Corporations that are not insured or guaranteed. The Company believes that the risk of loss associated with cash and cash equivalents is remote. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment. In limited cases, the Company will grant customers extended payment terms of up to 12 months. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Historically, the Company has not incurred significant credit related losses. Accounts receivable written off in fiscal years 2013, 2012 and 2011 were $534,000, $187,000 and $268,000, respectively.

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged or other types of derivative financial instruments. The fair values of accounts receivable, accounts payable, accrued expenses, dividend payable and income taxes payable reflected in the June 30, 2013 and 2012 balance sheets approximate carrying values at those dates.

Lease Commitments:

The following table presents the Company’s future minimum lease payments for its non-cancellable operating leases with terms in excess of one year as of June 30, 2013.

Fiscal Years Ended June 30,	Related Parties	Unrelated Parties	Total
2014	$233,000	$500,000	$733,000
2015	198,000	504,000	702,000
2016	202,000	507,000	709,000
2017	67,000	509,000	576,000
2018	—	333,000	333,000
Total	$700,000	$2,353,000	$3,053,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Commitments and Contingencies  – (continued)

Under such operating leases, total rent expense amounted to $776,000, $766,000 and $610,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The portion of the total rent expense attributable to related parties was $277,000, $272,000 and $195,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

The Company’s leases for its Norwalk, Connecticut facilities expire in fiscal year 2018. The Company’s lease for its Fredericksburg, Texas facility expires in fiscal year 2014. The Company’s leases for its San Diego, California administration/engineering/sales and manufacturing facilities expire in fiscal years 2017 and 2018, respectively.

The Company’s facility in Fredericksburg, Texas is leased from an entity owned by the current President of RTS, together with another former owner of RTS. The Company’s administration/engineering/sales building in San Diego, California is leased from an entity owned by the current Chief Executive Officer of SBX, together with another former stockholder of SBX.

Employment Severance Agreements:

The Company has employment agreements with the Chief Executive Officer and the President which provide for severance in the case of voluntary or involuntary termination in certain circumstances. These employment agreements have terms through June 30, 2016, subject to extension as set forth in the agreements.

The Company also has a severance compensation plan in which two executive officers of the Company, other than the Chief Executive Officer and the President, participate. The plan becomes operative upon their termination if such termination occurs within 24 months after a change in ownership of the Company, as defined in the plan.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $8,200,000 at June 30, 2013. No amounts were due as of that date because no events had occurred that would have triggered payments under the severance compensation plan or severance payments under the employment agreements.

Litigation:

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current or pending litigation.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Segment and Customer Information

The Company has four reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”

The following table provides selected financial information for each reportable segment for the fiscal years ended June 30, 2013, 2012 and 2011.

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Underwater Robotic Vehicles	Corporate Headquarters & Eliminations	Consolidated
Fiscal Year Ended June 30, 2013
Sales to external customers	$22,971,000	$17,453,000	$2,700,000	$14,718,000	$—	$57,842,000
Intersegment sales	—	318,000	612,000	—	(930,000)	—
Depreciation and amortization	210,000	296,000	225,000	920,000	19,000	1,670,000
Adjustment to contingent earnout liability	—	—	—	500,000	—	500,000
Income (loss) before income taxes	4,041,000	7,111,000	884,000	2,097,000	(3,942,000)	10,191,000
Segment assets	23,140,000	18,757,000	5,716,000	22,724,000	12,749,000	83,086,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Fixed asset additions	217,000	409,000	9,000	126,000	—	761,000
Fiscal Year Ended June 30, 2012
Sales to external customers	$19,311,000	$15,473,000	$2,482,000	$15,344,000	$—	$52,610,000
Intersegment sales	—	162,000	420,000	—	(582,000)	—
Depreciation and amortization	157,000	266,000	289,000	897,000	19,000	1,628,000
Adjustment to contingent earnout liability	—	—	—	4,500,000	—	4,500,000
Income (loss) before income taxes	4,085,000	5,594,000	721,000	(1,883,000)	(3,640,000)	4,877,000
Segment assets	19,985,000	15,990,000	6,272,000	21,421,000	19,046,000	82,714,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Fixed asset additions	831,000	102,000	7,000	91,000	—	1,031,000
Fiscal Year Ended June 30, 2011
Sales to external customers	$18,149,000	$15,391,000	$2,743,000	$2,575,000	$—	$38,858,000
Intersegment sales	—	137,000	422,000	—	(559,000)	—
Depreciation and amortization	202,000	258,000	287,000	453,000	19,000	1,219,000
Adjustment to contingent earnout liability	—	—	—	—	—	—
Income (loss) before income taxes	4,335,000	5,899,000	1,006,000	(618,000)	(2,647,000)	7,975,000
Segment assets	22,212,000	15,395,000	6,072,000	19,319,000	24,742,000	87,740,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Fixed asset additions	213,000	83,000	12,000	53,000	—	361,000

The Company does not allocate interest income and income taxes to segments.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Segment and Customer Information  – (continued)

No assets of the Company are held outside of the United States. The following table reports sales by country for the fiscal years ended June 30, 2013, 2012 and 2011. Sales are attributed to each country based on the location of the customer. Total sales to all foreign countries for the fiscal years ended June 30, 2013, 2012 and 2011 were $35,682,000, $35,680,000 and $30,666,000, respectively.

	2013	2012	2011
United States	$22,160,000	$16,930,000	$8,192,000
Norway	10,268,000	6,046,000	5,953,000
United Arab Emirates	6,039,000	7,804,000	9,419,000
France	5,618,000	5,777,000	6,532,000
Peoples Republic of China	3,572,000	2,834,000	1,651,000
Singapore	1,649,000	2,089,000	2,293,000
Netherlands	1,609,000	1,122,000	576,000
United Kingdom	1,250,000	2,615,000	1,165,000
Russia	1,031,000	1,467,000	737,000
Canada	848,000	2,126,000	243,000
Australia	634,000	839,000	409,000
Japan	582,000	906,000	680,000
Brazil	308,000	164,000	—
Other	2,274,000	1,891,000	1,008,000
	$57,842,000	$52,610,000	$38,858,000

Customers accounting for 10% or more of consolidated sales in fiscal years 2013, 2012 or 2011 are as follows:

	2013	2012	2011
Customer A	16%	17%	23%
Customer B	10%	7%	—
Customer C	10%	5%	6%
Customer D	4%	10%	18%

Note 14 — Benefit Plans

The Company maintains defined contribution retirement plans (the “Retirement Plans”) covering substantially all employees who satisfy the age and service requirements of the Retirement Plans. The Company’s contributions to the Retirement Plans are discretionary and for the years ended June 30, 2013, 2012 and 2011 amounted to $213,000, $185,000, and $180,000, respectively.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the fiscal years ended June 30, 2013 and 2012.

	Quarter Ended
2013	Sept. 30	Dec. 31	March 31	June 30
Sales	$14,268,000	$14,410,000	$11,243,000	$17,921,000
Gross profit	$6,598,000	$6,401,000	$5,569,000	$8,358,000
Adjustment to contingent earnout liability	$—	$—	$—	$(500,000)
Net income	$1,704,000	$1,701,000	$1,381,000	$1,914,000
Basic earnings per share	$0.20	$0.20	$0.16	$0.22
Diluted earnings per share	$0.20	$0.20	$0.16	$0.22
Dividends declared per common share	$0.07	$0.57	$0.07	$0.07

	Quarter Ended
2012	Sept. 30	Dec. 31	March 31	June 30
Sales	$9,572,000	$14,588,000	$12,993,000	$15,457,000
Gross profit	$4,660,000	$6,772,000	$5,988,000	$7,318,000
Adjustment to contingent earnout liability	$—	$—	$—	$(4,500,000)
Net income (loss)	$720,000	$1,946,000	$1,585,000	$(2,269,000)
Basic earnings (loss) per share	$0.08	$0.23	$0.18	$(0.26)
Diluted earnings (loss) per share	$0.08	$0.23	$0.18	$(0.26)
Dividends declared per common share	$—	$1.00	$0.05	$0.05

Note 16 — Subsequent Event

On August 14, 2013, the Company’s Board of Directors approved a dividend of $0.09 per common share, which will be paid on October 3, 2013 to stockholders of record on September 5, 2013.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
For the Three Years Ended June 30, 2013

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Allowance for uncollectible accounts:
2011	$400,000	$101,000	$—	$(268,000	)(a)	$233,000
2012	233,000	358,000	—	(187,000	)(a)	404,000
2013	404,000	385,000	—	(534,000	)(a)	255,000
Reserve for inventory valuation:
2011	$492,000	$341,000	$—	$(65,000	)(b)	$768,000
2012	768,000	190,000	—	(439,000	)(b)	519,000
2013	519,000	107,000	—	—		626,000

(a)	Accounts written-off.
(b)	Scrapped inventory.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation.
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation.
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075); Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Raymond M. Soto dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporating Amendment).†
10.7	Employment Agreement between A‑G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A‑G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A‑G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†

Exhibit No.	Description
10.8	Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Michael C. Hedger dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporating Amendment).†
10.9	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).
10.11	Bolt Technology Corporation 2012 Stock Incentive Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8, SEC File No. 333-185190, dated and filed with the Commission on November 29, 2012).†
10.12	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto.*†
10.13	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger.*†
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2013 and June 30, 2012, (ii) Consolidated Statements of Income for the years ended June 30, 2013, June 30, 2012 and June 30, 2011,
(iii) Consolidated Statements of Cash Flows for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, (iv) Notes to Consolidated Financial Statements and (v) Schedule II — Valuation and Qualifying Accounts.***

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan.