Form 10-Q
period 2013-09-30
BOLT TECHNOLOGY CORP
filed 2013-11-06
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

At November 4, 2013, there were 8,662,075 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) -
	Three months ended September 30, 2013 and 2012	3

	Consolidated Balance Sheets -
	September 30, 2013 (Unaudited) and June 30, 2013	4

	Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended September 30, 2013 and 2012	5

	Notes to Consolidated Financial Statements (Unaudited)	6-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33-34

Part II - Other Information:

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	34

Signatures		35

Exhibit Index		36

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012

Sales	$16,208,000	$14,268,000

Costs and Expenses:
Cost of sales	7,957,000	7,670,000
Research and development	926,000	620,000
Selling, general and administrative	3,847,000	3,385,000
Interest income	(50,000)	(28,000)

	12,680,000	11,647,000

Income before income taxes	3,528,000	2,621,000
Provision for income taxes	1,165,000	917,000
Net income	$2,363,000	$1,704,000

Earnings per share:
Basic	$0.27	$0.20
Diluted	$0.27	$0.20

Average number of common shares outstanding:
Basic	8,643,400	8,576,586
Diluted	8,653,426	8,580,891

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	June 30,
	(unaudited)	2013

ASSETS
Current Assets:
Cash and cash equivalents	$25,170,000	$22,816,000
Accounts receivable, less allowance for uncollectible accounts of $320,000 at September 30, 2013 and $255,000 at June 30, 2013	10,993,000	12,308,000
Inventories	18,568,000	17,137,000
Deferred income taxes	626,000	478,000
Other current assets	907,000	981,000
Total current assets	56,264,000	53,720,000
Property, Plant and Equipment, net	4,907,000	4,922,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	6,772,000	6,967,000
Other Assets	241,000	250,000
Total assets	$85,411,000	$83,086,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,288,000	$2,765,000
Accrued expenses	3,015,000	3,242,000
Contingent earnout liability	2,170,000	1,715,000
Dividends payable	779,000	604,000
Income taxes payable	1,067,000	72,000
Total current liabilities	9,319,000	8,398,000
Non-Current Portion of Contingent Earnout Liability	1,145,000	1,600,000
Deferred Income Taxes	2,398,000	2,379,000
Total liabilities	12,862,000	12,377,000

Stockholders’ Equity:
Common stock	32,466,000	32,210,000
Retained earnings	42,009,000	40,425,000
Treasury stock, at cost	(1,926,000)	(1,926,000)
Total stockholders’ equity	72,549,000	70,709,000
Total liabilities and stockholders’ equity	$85,411,000	$83,086,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$2,363,000	$1,704,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400,000	423,000
Deferred income taxes	(129,000)	(74,000)
Stock-based compensation expense	174,000	184,000
Change in operating assets and liabilities:
Accounts receivable	1,315,000	250,000
Inventories	(1,431,000)	573,000
Other assets	74,000	(140,000)
Accounts payable	(477,000)	(320,000)
Accrued expenses	(227,000)	(554,000)
Income taxes payable	995,000	417,000
Net cash provided by operating activities	3,057,000	2,463,000
Cash Flows From Investing Activities:
Capital expenditures and other non-current assets	(181,000)	(407,000)
Net cash used by investing activities	(181,000)	(407,000)
Cash Flows From Financing Activities:
Dividends paid	(604,000)	(429,000)
Exercise of stock options	24,000	69,000
Tax benefit from vested restricted stock	58,000	23,000
Net cash used by financing activities	(522,000)	(337,000)

Net increase in cash and cash equivalents	2,354,000	1,719,000
Cash and cash equivalents at beginning of period	22,816,000	24,613,000
Cash and cash equivalents at end of period	$25,170,000	$26,332,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$241,000	$552,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2013, the Consolidated Statements of Income for the three month periods ended September 30, 2013 and 2012 and the Consolidated Statements of Cash Flows for the three month periods ended September 30, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

The Company conducted an assessment of qualitative factors regarding the A-G reporting unit at June 30, 2013. The qualitative assessment indicated no impairment of the A-G goodwill balance at June 30, 2013.

For the RTS reporting unit, the Company performed the quantitative impairment test at June 30, 2013. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow method and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. The impairment test for the RTS reporting unit indicated no impairment of the goodwill balance at June 30, 2013.

Goodwill relating to the SBX reporting unit was tested for impairment at December 31, 2012 using the capitalized cash flow method and the market price method, as well as the discounted cash flow method, and the test indicated no impairment of the goodwill balance. The discounted cash flow method relies on the estimated future cash flows that are discounted back to their present value using a risk-adjusted discount rate to arrive at an estimated value of the reporting unit. The Company’s review of the SBX goodwill balance at June 30, 2013 did not result in any indicators of impairment.

The Company reviewed A-G, RTS and SBX goodwill as of September 30, 2013 and there was no impairment.

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

The Company reviewed the RTS and SBX intangible assets with indefinite lives at September 30, 2013 and June 30, 2013 and there was no impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of June 30, 2013 and September 30, 2013 did not result in any indicators of impairment, and therefore no impairment tests were performed.

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

Contingent Earnout Liability

In the SBX acquisition, the Company is obligated under an earnout arrangement to make cash payments to the former SBX stockholders if certain revenue and gross profit margin targets are achieved. The Company recorded a contingent earnout liability at the acquisition date at its estimated fair value, which takes into account the range and probability of projected future revenues of SBX over the earnout period. The Company revalues the contingent earnout liability at the close of each accounting period and records any change in the estimated fair value in the Consolidated Statement of Income as adjustment of contingent earnout liability.

Increases or decreases in the fair value of the SBX contingent earnout liability can result from changes in assumed revenues, probabilities of achieving revenue and gross profit margin targets and discount rates. Significant judgment is used in determining the appropriateness of fair value assumptions at the acquisition date and in subsequent periods. As a result, actual contingent earnout payments can differ from estimates, and the differences could be material.

Refer to Notes 3 and 10 to Consolidated Financial Statements (Unaudited) for further information concerning the SBX contingent earnout liability.

Computation of Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution. Unvested shares of restricted stock are included in computing basic earnings per share because they contain rights to receive non-forfeitable dividends.  The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012

Net income available to common stockholders	$2,363,000	$1,704,000

Divided by:
Weighted average common shares	8,643,400	8,576,586
Weighted average common share equivalents	10,026	4,305
Total weighted average common shares and common share equivalents	8,653,426	8,580,891

Basic earnings per share	$0.27	$0.20
Diluted earnings per share	$0.27	$0.20

For the three month period ended September 30, 2013, the calculation included all options to acquire shares because they were all dilutive. For the three month period ended September 30, 2012, the calculations do not include options to acquire 40,250 shares, since the inclusion of these shares would have been anti-dilutive.

Recent Accounting Developments

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more-likely-than-not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more-likely-than-not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 did not have an impact on the Company’s financial statements.

Note 3 – SeaBotix Inc. Acquisition

The Company acquired all of the outstanding shares of capital stock of SeaBotix Inc. effective January 1, 2011.

At closing, $9,500,000 was paid and a $500,000 purchase price holdback was accrued by the Company. Additional post-closing earnout payments are to be made if SBX achieves certain revenue and gross profit margin targets during the four-year period ending December 31, 2014.

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

Set forth below is a summary of the activity in the contingent earnout liability (all amounts represent fair values) from the date of closing to September 30, 2013:

	Contingent
	Earnout
	Liability

Balance at closing	$5,000,000
Earnout paid in fiscal year 2011	(2,000,000)
Balance at June 30, 2011	3,000,000
Earnout paid in fiscal year 2012	(2,500,000)
Increase to contingent earnout liability in June 2012	4,500,000
Balance at June 30, 2012	5,000,000
Earnout paid in fiscal year 2013	(2,185,000)
Increase to contingent earnout liability in June 2013	500,000
Balance at June 30, 2013 and September 30, 2013	$3,315,000	*

*Refer to Note 10 to Consolidated Financial Statements (Unaudited) for further information concerning the SBX contingent earnout liability.

As of September 30, 2013, the Company has paid $6,685,000 in earnout payments and has an accrual of $3,315,000 to cover anticipated earnout payments over the remaining earnout period which ends on December 31, 2014.

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

The $3,315,000 contingent earnout liability at September 30, 2013 and June 30, 2013 was estimated by the Company based upon projected SBX revenues and gross profit margins for calendar years 2013 and 2014. The calculation is based on an analysis using a probability approach for three performance outcomes for these years. The performance outcomes were then discounted using an appropriate discount rate commensurate with the risk associated with SBX to arrive at the fair value of the contingent earnout liability at September 30, 2013 and June 30, 2013. The Company is required to reassess the fair value of the contingent earnout liability on a recurring basis. Should a determination be made that the contingent earnout liability requires adjustment, a charge or credit will be made in the Consolidated Statement of Income in the period in which the adjustment is required.

The following table summarizes key information underlying SBX’s identifiable intangible assets related to the acquisition:

Category	Life	Amount	Annual Amortization

Tradename	Indefinite	$1,200,000	$-
Acquired technology	6-15 years	5,900,000	583,000
Customer and distributor relationships	7 years	1,400,000	200,000
Total		$8,500,000	$783,000

Note 4 – Inventories

Inventories consist of the following:

	September 30, 2013	June 30, 2013

Raw materials and sub-assemblies	$16,488,000	$15,268,000
Work-in-process	2,876,000	2,495,000
	19,364,000	17,763,000
Less – Reserve for inventory valuation	(796,000)	(626,000)
	$18,568,000	$17,137,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the three month period ended September 30, 2013, the inventory valuation reserve was increased by $170,000 and no items were scrapped or disposed.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2013	June 30, 2013

Land	$253,000	$253,000
Buildings	1,203,000	1,203,000
Leasehold improvements	1,217,000	1,198,000
Machinery and equipment	11,402,000	11,240,000
	14,075,000	13,894,000
Less - accumulated depreciation	(9,168,000)	(8,972,000)
	$4,907,000	$4,922,000

Depreciation expense for the three months ended September 30, 2013 and 2012 amounted to $196,000 and $168,000, respectively.

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at September 30, 2013 and June 30, 2013 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 20% of the Company’s total assets at September 30, 2013 and thus the evaluation of goodwill impairment is a significant estimate by management.

Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Note 7 – Other Intangible Assets

Other intangible assets consist of the following:

Category	Life	September 30, 2013	June 30, 2013

Trade name	Indefinite	$1,425,000	$1,425,000
License	5.5 years	570,000	570,000
Non-Compete agreements	6 years	647,000	647,000
Technology	6 – 15 years	6,170,000	6,170,000
Customer & distributor relationships	7 years	1,400,000	1,400,000
Other	n.a.	109,000	100,000
		10,321,000	10,312,000
Less accumulated amortization		(3,549,000)	(3,345,000)
Total other intangible assets		$6,772,000	$6,967,000

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The major portion of intangible assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for the three month periods ended September 30, 2013 and 2012 amounted to $204,000 and $255,000, respectively. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2014	$812,000
2015	$812,000
2016	$812,000
2017	$639,000
2018	$367,000

Refer to Notes 2 and 3 to Consolidated Financial Statements (Unaudited) for additional information concerning other intangible assets.

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2013	June 30, 2013

Compensation and related taxes	$981,000	$1,318,000
Compensated absences	723,000	692,000
Commissions payable	468,000	535,000
Accrued professional fees	129,000	294,000
Customer deposits	441,000	192,000
Other	273,000	211,000
	$3,015,000	$3,242,000

Note 9 – Income Taxes

Income tax expense consists of the following for the three month periods ended September 30:

	2013	2012
Current:
Federal	$1,265,000	$939,000
State	29,000	52,000

Deferred:
Federal	(119,000)	(80,000)
State	(10,000)	6,000
Income tax expense	$1,165,000	$917,000

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes for the three month periods ended September 30 is as follows:

	2013	2012

Federal statutory rate	34%	34%
Exempt income from domestic manufacturer’s deduction	(3)	(3)
Non-deductible expenses	1	3
State taxes	1	1
Effective tax rate	33%	35%

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at September 30, 2013 and June 30, 2013.  There were no unallocated tax reserves at September 30, 2013 and June 30, 2013.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2010 are no longer subject to examination by the Internal Revenue Service.

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

Set forth below is a summary of liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
At September 30, 2013 — Contingent earnout liability	$—	$—	$3,315,000	$3,315,000

At June 30, 2013 — Contingent earnout liability	$—	$—	$3,315,000	$3,315,000

This liability relates to the estimated fair value of earnout payments to former SeaBotix Inc. stockholders for the earnout period ending December 31, 2014. The current and non-current portions of the fair value of the contingent earnout liability at September 30, 2013 are $2,170,000 and $1,145,000 respectively. The current and non-current portions of the fair value of the contingent earnout liability at June 30, 2013 are $1,715,000 and $1,600,000, respectively. Refer to Note 3 to Consolidated Financial Statements (Unaudited) for SeaBotix Inc. acquisition information.

There have been no changes in the total Level 3 liability of $3,315,000 from June 30, 2013 to September 30, 2013.

The Company determined the fair value of the contingent earnout liability at September 30, 2013 and June 30, 2013 using a probability weighted approach. The principal inputs to the approach include expectations of the specific business’s revenue in calendar years 2013 and 2014 and the probability of achieving required gross profit margin targets using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. There were no significant changes to this methodology during the three month period ended September 30, 2013 and the year ended June 30, 2013.

Fair values of accounts receivable, accounts payable, accrued expenses, dividends payable and income taxes payable reflected in the September 30, 2013 (Unaudited) and June 30, 2013 Consolidated Balance Sheets approximate carrying values on those dates.

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

Stock Options

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the 2006 Plan and the 2012 Plan was $2,081,000 as of the option grant dates. This expense, which is a non cash item, is being recognized in the Company’s financial statements over the four-year vesting period. Stock option compensation expense was $47,000 and $64,000 for the three month periods ended September 30, 2013 and 2012, respectively. Unrecognized compensation expense for stock options at September 30, 2013 amounted to $353,000 and the weighted average period for recognizing this expense is 2.9 years.

A summary of changes in stock options during the three month period ended September 30, 2013 is as follows:

	2012 Plan		2006 Plan
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Options outstanding at June 30, 2013	50,000	$15.43	83,425	$12.33
Granted	-	$-	-	$-
Exercised	-	$-	(16,500)	$(12.93)
Options outstanding at September 30, 2013	50,000	$15.43	66,925	$12.18

At September 30, 2013, the aggregate intrinsic value for outstanding options was $524,000, because the market price of the Company’s Common Stock at September 30, 2013 was higher than the weighted average exercise price of such options.

The weighted average remaining contractual life of options outstanding at September 30, 2013 was 3.6 years.

The expiration dates for the outstanding options at September 30, 2013 are as follows:

Expiration Date of Option	Number of Shares
November 2014	3,750
November 2015	7,500
November 2016	16,875
January 2017	38,800
January 2018	50,000
Total	116,925

Options exercisable at September 30, 2013, totaled 12,325 shares, consisting of 3,750 non-qualified and 8,575 qualified options.

During the three month periods ended September 30, 2013 and 2012, the fair value of options that vested was $202,406 (10,625 shares) and $180,000 (12,188 shares), respectively. During the three month period ended September 30, 2013 and 2012, 16,500 and 5,313 options were exercised. The weighted average exercise price of exercisable options as of September 30, 2013 was $12.78. At September 30, 2013, the aggregate intrinsic value of exercisable options was $65,000 because the market price at September 30, 2013 was higher than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at September 30, 2013 was 3 years.

Restricted Stock

During the three month period ended September 30, 2013, 29,500 shares of restricted stock were granted under the 2012 Plan. Of these shares, 28,000 and 1,500 shares vest over a five-year period and one-year period, respectively, and the cost to the recipients is zero.  During the three month period ended September 30, 2012, 27,100 shares of restricted stock were granted under the 2006 Plan. These shares vest over a five year period and the cost to the recipients is zero. The aggregate compensation cost for restricted stock granted during the three month periods ended September 30, 2013 and 2012 was $546,000 and $403,000, respectively, as of the grant dates. This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

Restricted stock compensation expense was $127,000 and $120,000 for the three month periods ended September 30, 2013 and 2012, respectively.  Unrecognized compensation expense for restricted stock at September 30, 2013 amounted to $1,309,000.

A summary of changes in restricted stock awards during the three month period ended September 30, 2013 is as follows:

	2012 Plan		2006 Plan
		Weighted Average Grant Date		Weighted Average Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards outstanding at June 30, 2013	5,200	$14.49	91,100	$12.52
Granted	29,500	$18.51	-	$-
Vested	-	$-	(25,520)	$13.10
Unvested restricted stock awards outstanding at September 30, 2013	34,700	$17.91	65,580	$12.29

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

Note 12 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the three month period ended September 30, 2013 were as follows:

	Common Stock		Treasury Stock		Retained
	Shares	Amount	Shares	Amount	Earnings	Total
Balance June 30, 2013	8,828,103	$32,210,000	202,075	$(1,926,000)	$40,425,000	$70,709,000
Restricted stock grants	29,500	—	—	—	—	—
Stock based compensation expense	—	174,000	—	—	—	174,000
Stock options exercised	6,547	24,000	—	—	—	24,000
Tax benefit from vested restricted stock	—	58,000	—	—	—	58,000
Net income	—	—	—	—	2,363,000	2,363,000
Dividends ($0.09 per share)	—	—	—	—	(779,000)	(779,000)
Balance September 30, 2013	8,864,150	$32,466,000	202,075	$(1,926,000)	$42,009,000	$72,549,000

At September 30, 2013 and June 30, 2013, 20,000,000 shares of Common Stock, no par value, were authorized.

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

 The Company does not hold or issue financial instruments for trading purposes or hedging purposes, nor does it hold interest rate, leveraged or other types of derivative financial instruments.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business.  The Company is not aware of any material current or pending litigation.

Note 14 – Segment Information

The Company has four reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”

The following table provides selected financial information for each reportable segment for the three month periods ended September 30, 2013 and 2012:

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Underwater Robotic Vehicles	Corporate Headquarters & Eliminations	Consolidated
Three Months Ended September 30, 2013
Sales to external customers	$6,278,000	$5,146,000	$1,662,000	$3,122,000	$—	$16,208,000
Intersegment sales	380,000	177,000	291,000	—	(848,000)	—
Depreciation and amortization	69,000	75,000	17,000	234,000	5,000	400,000
Income (loss) before income taxes	1,279,000	2,129,000	871,000	220,000	(971,000)	3,528,000
Fixed asset additions	97,000	29,000	51,000	4,000	—	181,000

Three Months Ended September 30, 2012
Sales to external customers	$5,407,000	$4,355,000	$882,000	$3,624,000	$—	$14,268,000
Intersegment sales	—	49,000	102,000	—	(151,000)	—
Depreciation and amortization	51,000	70,000	69,000	228,000	5,000	423,000
Income (loss) before income taxes	759,000	1,821,000	371,000	694,000	(1,024,000)	2,621,000
Fixed asset additions	36,000	331,000	—	39,000	—	406,000

Balance Sheet Data at September 30, 2013
Segment assets	$19,411,000	$18,760,000	$6,701,000	$22,529,000	$18,010,000	$85,411,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

Balance Sheet Data at June 30, 2013
Segment assets	$23,140,000	$18,757,000	$5,716,000	$22,724,000	$12,749,000	$83,086,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000

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

During the first quarter of fiscal year 2014, the combined sales for the marine seismic data acquisition segments improved from $10,644,000 for the three month period ended September 30, 2012 to $13,086,000 for the three month period ended September 30, 2013. The 23% increase in sales for the three month period ended September 30, 2013 versus the three month period ended September 30, 2012 was due primarily to the shipment of a Seismic Energy Source System which included the first sale of the Company’s SmartSource™ digital controller.

The Company anticipates that sales for the marine seismic data acquisition business will continue to improve based on the current level of customer orders and inquiries. There can be no assurance, however, that sales and earnings will continue to improve in fiscal year 2014 as compared to fiscal year 2013 due to the marine seismic industry’s dependency on crude oil and natural gas prices, together with global political and economic uncertainties.

During the three month period ended September 30, 2013, sales of underwater robotic vehicles decreased 14% from the three month period ended September 30, 2012. SBX’s sales growth remains dependent on higher demand from its major customer groups, especially the defense industry and state and local government units. It is difficult to predict the effect, if any, that governmental budgetary constraints and global political and economic uncertainties will have on SBX sales for the remainder of fiscal year 2014.

At September 30, 2013, the Company conducted an assessment of the June 30, 2013 contingent earnout liability of $3,315,000 and determined that no adjustment was required.

During the three month period ended September 30, 2013, the Company continued its joint development effort with WesternGeco, a product line of Schlumberger, to develop an environmentally friendly energy source for marine seismic exploration surveys. This is a multi-phase development project which, if successfully developed and commercialized, could be a significant new development in the marine seismic exploration industry. Expenditures made in support of this project are recorded as research and development expense in the Consolidated Statement of Income.

The Company’s balance sheet remained strong at September 30, 2013. The Company’s cash balance increased to $25,170,000 at September 30, 2013 from $22,816,000 at June 30, 2013. Working capital increased to $46,945,000 at September 30, 2013 from $45,322,000 at June 30, 2013. In addition, the Company remained debt free at September 30, 2013.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

The Company maintains its cash and cash equivalent balances primarily with several non-banking U.S. corporations as well as with certain U.S. based financial institutions. As of September 30, 2013, the Company believes that cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs for the remainder of fiscal year 2014.

On August 14, 2013, the Company’s Board of Directors approved a dividend of $0.09 per common share payable on October 3, 2013 to stockholders of record on September 5, 2013. This dividend amounted to $779,000.

In fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities Exchange Act Rule 10b-18. As of September 30, 2013, the Company had repurchased 202,075 of its shares under the repurchase program at an aggregate cost of $1,926,000. No shares were repurchased during the three month period ended September 30, 2013.

Three Months Ended September 30, 2013

At September 30, 2013, the Company had $25,170,000 in cash and cash equivalents, as compared to September 30, 2012, when it had $26,332,000 in cash and cash equivalents. The decrease in cash and cash equivalents was primarily due to dividend payments and payment of consideration relating to the acquisition of SBX, partially offset by cash provided from operations.

For the three month period ended September 30, 2013, cash flow from operating activities after changes in working capital items was $3,057,000, primarily due to net income adjusted for non-cash items and lower accounts receivable, partially offset by higher inventory.

For the three month period ended September 30, 2012, cash flow from operating activities after changes in working capital items was $2,463,000, primarily due to net income adjusted for non-cash items and lower accounts receivable and inventory, partially offset by lower current liabilities.

For the three month period ended September 30, 2013, cash used in investing activities was $181,000 due to capital expenditures for new and replacement equipment. For the three month period ended September 30, 2012, cash used in investing activities was $407,000 primarily due to capital expenditures for new and replacement equipment.

For the three month period ended September 30, 2013, cash used in financing activities was $522,000 due primarily to cash dividends paid ($604,000), partially offset by tax benefits from vested restricted stock. For the three month period ended September 30, 2012, cash used in financing activities was $337,000 due primarily to cash dividends paid ($429,000), partially offset by proceeds from the exercise of stock options ($69,000).

The Company anticipates that capital expenditures for the remainder of fiscal year 2014 should not exceed $700,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At September 30, 2013 and June 30, 2013, the five customers with the highest accounts receivable balances represented 73% and 64% of the consolidated accounts receivable balances on those dates, respectively.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet financing arrangements at September 30, 2013.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at September 30, 2013 except for the non-current portion of the contingent earnout liability.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Consolidated sales for the three month period ended September 30, 2013 totaled $16,208,000, an increase of $1,940,000 or 14% from the three month period ended September 30, 2012. The change in net sales from the prior year period by reportable segment was as follows: seismic energy sources increased by $871,000 (16%), underwater cables and connectors increased by $791,000 (18%), seismic energy source controllers increased by $780,000 (88%), and underwater robotic vehicles decreased by $502,000 (14%).

Higher sales for the three marine seismic data acquisition segments was primarily due to the shipment of a Seismic Energy Source System of over $4,000,000, which included the first sale of the Company’s SmartSource™ digital controller.

Consolidated gross profit as a percentage of consolidated sales was 51% for the three month period ended September 30, 2013 versus 46% for the three month period ended September 30, 2012.  The increase in the gross profit percentage reflects higher manufacturing efficiencies associated with the 23% sales increase for the marine seismic data acquisition segments.

Research and development (“R&D”) costs for the three month period ended September 30, 2013 increased to $926,000 from $620,000 for the three month period ended September 30, 2012. The increase is primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly seismic energy source.

Selling, general and administrative (“SG&A”) expenses increased by $462,000 or 14% in the three month period ended September 30, 2013 from the three month period ended September 30, 2012. The increase was primarily due to an increase in trade show and compensation costs, partially offset by lower bad debt expense.

Interest income increased by $22,000 in the three month period ended September 30, 2013 from the three month period ended September 30, 2012 primarily due to higher interest rates.

The provision for income taxes for the three month period ended September 30, 2013 was $1,165,000, an effective tax rate of 33%.  This rate was lower than the federal statutory rate of 34% primarily due to benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes and nondeductible expenses. The provision for income taxes for the three month period ended September 30, 2012 was $917,000, an effective tax rate of 35%.  This rate was higher than the federal statutory rate of 34% primarily due to state income taxes and nondeductible expenses, partially offset by benefits associated with the domestic manufacturer’s deduction.

The above mentioned factors resulted in an increase in net income for the three month period ended September 30, 2013 to $2,363,000, compared to net income of $1,704,000 for the three month period ended September 30, 2012.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the inventory valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed. During the three month period ended September 30, 2013, the inventory valuation reserve was increased by $170,000 and no items were scrapped or disposed.

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

Increases or decreases in the fair value of the SBX contingent earnout liability can result from changes in assumed revenues, probabilities of achieving revenue and gross profit margin targets and discount rates. Significant judgment is used in determining the appropriateness of fair value assumptions at the acquisition date and in subsequent periods. As a result, actual contingent earnout payments can differ from estimates, and the differences could be material.

At September 30, 2013, the Company conducted an assessment of the contingent earnout liability of $3,315,000 and determined that no adjustment was required. The current portion of the contingent earnout liability was increased from $1,715,000 at June 30, 2013 to $2,170,000 at September 30, 2013 reflecting higher estimated sales for calendar year 2013. The non-current portion of the contingent earnout liability was decreased from $1,600,000 at June 30, 2013 to $1,145,000 at September 30, 2013 reflecting lower estimated sales for calendar year 2014.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the Consolidated Statement of Income.  The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2013 and June 30, 2013 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Impairment Testing of Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. A-G and RTS goodwill was tested for impairment and the tests indicated no impairment of the goodwill balances at June 30, 2013. SBX goodwill was tested for impairment at December 31, 2012 and the test indicated no impairment of the goodwill balance. The Company reviewed A-G, RTS and SBX goodwill as of September 30, 2013 and there was no impairment.

Goodwill represents approximately 20% of the Company’s total assets at September 30, 2013. The evaluation of goodwill is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. Refer to Notes 3 and 6 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2012 and the test indicated no impairment. The Company reviewed intangible assets with indefinite lives at September 30, 2013 and June 30, 2013 and there was no impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of September 30, 2013 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Recent Accounting Developments

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more-likely-than-not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more-likely-than-not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 did not have an impact on the Company’s financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information with respect to Item 1 is set forth under Note 13 to Consolidated Financial Statements (Unaudited).

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. The Company did not repurchase any shares of its Common Stock during the three month period ended September 30, 2013. As of September 30, 2013, $8,074,000 remained available for repurchase under the existing repurchase authorization.

Item 6 – Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: November 6, 2013	/s/ Raymond M. Soto
Raymond M. Soto
Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013	/s/ Joseph Espeso
Joseph Espeso
Senior Vice President-Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

