Form 10-Q
period 2013-12-31
BOLT TECHNOLOGY CORP
filed 2014-02-10
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

At February 5, 2014, there were 8,665,725 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

INDEX

		Page
		Number

Part I - Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited) -
	Three and six months ended December 31, 2013 and 2012	3

	Consolidated Balance Sheets -
	December 31, 2013 (Unaudited) and June 30, 2013	4

	Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended December 31, 2013 and 2012	5

	Notes to Consolidated Financial Statements (Unaudited)	6-18

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	18-27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

Part II - Other Information:

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	29

Signatures		30

Exhibit Index		31

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Sales	$21,744,000	$14,410,000	$37,952,000	$28,678,000

Costs and Expenses:
Cost of sales	10,698,000	8,009,000	18,655,000	15,679,000
Research and development	1,005,000	818,000	1,931,000	1,438,000
Selling, general and administrative	3,785,000	3,116,000	7,632,000	6,501,000
Adjustment of contingent earnout liability	1,500,000	-	1,500,000	-
Other income	(562,000)	(37,000)	(612,000)	(65,000)
	16,426,000	11,906,000	29,106,000	23,553,000

Income before income taxes	5,318,000	2,504,000	8,846,000	5,125,000
Provision for income taxes	2,300,000	803,000	3,465,000	1,720,000
Net income	$3,018,000	$1,701,000	$5,381,000	$3,405,000

Earnings per share:
Basic	$0.35	$0.20	$0.62	$0.40
Diluted	$0.35	$0.20	$0.62	$0.40

Average number of common shares outstanding:
Basic	8,663,490	8,606,773	8,653,445	8,591,680
Diluted	8,679,288	8,606,795	8,666,357	8,593,843

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	June 30,
	(unaudited)	2013

ASSETS
Current Assets:
Cash and cash equivalents	$23,704,000	$22,816,000
Accounts receivable, less allowance for uncollectible accounts of $386,000 at December 31, 2013 and $255,000 at June 30, 2013	16,169,000	12,308,000
Inventories	18,544,000	17,137,000
Deferred income taxes	663,000	478,000
Other current assets	533,000	981,000
Total current assets	59,613,000	53,720,000
Property, Plant and Equipment, net	5,356,000	4,922,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	6,578,000	6,967,000
Other Assets	240,000	250,000
Total assets	$89,014,000	$83,086,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,276,000	$2,765,000
Accrued expenses	2,588,000	3,242,000
Contingent earnout liability	4,815,000	1,715,000
Dividends payable	5,113,000	604,000
Income taxes payable	1,248,000	72,000
Total current liabilities	16,040,000	8,398,000
Non-Current Portion of Contingent Earnout Liability	-	1,600,000
Deferred Income Taxes	2,353,000	2,379,000
Total liabilities	18,393,000	12,377,000

Stockholders’ Equity:
Common stock	32,633,000	32,210,000
Retained earnings	39,914,000	40,425,000
Treasury stock, at cost	(1,926,000)	(1,926,000)
Total stockholders’ equity	70,621,000	70,709,000
Total liabilities and stockholders’ equity	$89,014,000	$83,086,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$5,381,000	$3,405,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	803,000	851,000
Deferred income taxes	(211,000)	(178,000)
Stock-based compensation expense	349,000	383,000
Adjustment of contingent earnout liability	1,500,000	-
Gain on condemnation settlement	(507,000)	-
Change in operating assets and liabilities:
Accounts receivable	(3,861,000)	803,000
Inventories	(1,407,000)	1,541,000
Other assets	448,000	(28,000)
Accounts payable	(489,000)	(136,000)
Accrued expenses	(654,000)	(1,083,000)
Income taxes payable	1,176,000	(329,000)
Net cash provided by operating activities	2,528,000	5,229,000
Cash Flows From Investing Activities:
Purchase of SeaBotix Inc.	-	(1,900,000)
Proceeds from condemnation settlement	529,000	-
Capital expenditures and other non-current assets	(860,000)	(476,000)
Net cash used by investing activities	(331,000)	(2,376,000)
Cash Flows From Financing Activities:
Dividends paid	(1,383,000)	(5,946,000)
Exercise of stock options	25,000	277,000
Tax asset from vested restricted stock and stock options exercised	49,000	28,000
Net cash used by financing activities	(1,309,000)	(5,641,000)

Net increase (decrease) in cash and cash equivalents	888,000	(2,788,000)
Cash and cash equivalents at beginning of period	22,816,000	24,613,000
Cash and cash equivalents at end of period	$23,704,000	$21,825,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$2,451,000	$2,215,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of December 31, 2013, the Consolidated Statements of Income for the three month and six month periods ended December 31, 2013 and 2012 and the Consolidated Statements of Cash Flows for the six month periods ended December 31, 2013 and 2012 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal, recurring items.  Interim results are not necessarily indicative of results for a full year.  These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

The Company conducted an assessment of qualitative factors regarding the A-G reporting unit at June 30, 2013. The Company’s review of the A-G goodwill balance at June 30, 2013 did not identify any indicators of impairment.

For the RTS reporting unit, the Company performed the quantitative impairment test at June 30, 2013. The impairment test for the RTS reporting unit indicated no impairment of the goodwill balance at June 30, 2013.

For the SBX reporting unit, the Company performed the quantitative impairment test at December 31, 2013 using the capitalized cash flow method and the market price method, as well as the discounted cash flow method, and the test indicated no impairment of the goodwill balance.  The Company’s review of the SBX goodwill balance at June 30, 2013 did not identify any indicators of impairment.

The Company reviewed A-G and RTS goodwill as of December 31, 2013 and no indicators of impairment were identified.

Intangible assets with indefinite lives must be tested annually or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2013 and the test indicated no impairment.

The Company reviewed the SBX intangible asset with an indefinite life at June 30, 2013 and such review did not identify any indicators of impairment.

The Company reviewed the RTS intangible asset with an indefinite life at December 31, 2013 and June 30, 2013 and no indicators of impairment were identified.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of June 30, 2013 and December 31, 2013 did not identify any indicators of impairment.

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

Contingent Earnout Liability

The Company is obligated under an earnout arrangement to make cash payments to the former SBX stockholders if certain revenue and gross profit margin targets are achieved. The Company recorded a contingent earnout liability at the acquisition date of SBX at its estimated fair value, which took into account the range and probability of projected future revenues of SBX over the earnout period. The Company revalues the contingent earnout liability at the close of each accounting period and records any change in the estimated fair value in the Consolidated Statement of Income as adjustment of contingent earnout liability.

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

 The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and six month periods ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Net income available to common stockholders	$3,018,000	$1,701,000	$5,381,000	$3,405,000

Divided by:
Weighted average common shares	8,663,490	8,606,773	8,653,445	8,591,680
Weighted average common share equivalents	15,798	22	12,912	2,163
Total weighted average common shares and common share equivalents	8,679,288	8,606,795	8,666,357	8,593,843

Basic earnings per share	$0.35	$0.20	$0.62	$0.40
Diluted earnings per share	$0.35	$0.20	$0.62	$0.40

For the three month period ended December 31, 2013, the calculation included all options to acquire shares because they were all dilutive.  For the three month period ended December 31, 2012, the calculation did not include options to acquire 40,250 shares, since the inclusion of these shares would have been anti-dilutive.

Recent Accounting Developments

None.

Note 3 – SeaBotix Inc. Acquisition

The Company acquired all of the outstanding shares of capital stock of SeaBotix Inc. effective January 1, 2011. At closing, $9,500,000 was paid and a $500,000 purchase price holdback was accrued by the Company. Additional post-closing earnout payments are due if SBX achieves certain revenue and gross profit margin targets during the four-year period ending December 31, 2014.

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

In the fourth quarters of fiscal years 2012 and 2013 and the second quarter of fiscal year 2014, the Company increased the contingent earnout liability by $4,500,000, $500,000 and $1,500,000, respectively, and these amounts were charged to the Consolidated Statement of Income. These charges are non-deductible for income tax purposes. These amounts are not included in the total purchase price of $16,060,000.

Set forth below is a summary of the activity in the contingent earnout liability (all amounts represent fair values) from the date of closing to December 31, 2013:

Contingent
Earnout
Liability

Balance at closing	$5,000,000
Earnout paid in fiscal year 2011	(2,000,000)
Balance at June 30, 2011	3,000,000
Earnout paid in fiscal year 2012	(2,500,000)
Increase to contingent earnout liability in June 2012	4,500,000
Balance at June 30, 2012	5,000,000
Earnout paid in fiscal year 2013	(2,185,000)
Increase to contingent earnout liability in June 2013	500,000
Balance at June 30, 2013	3,315,000
Increase to contingent earnout liability in December 2013	1,500,000
Balance at December 31, 2013	$4,815,000

Earnout payments equal to 15.5% of annual gross revenues are payable if SBX generates annual gross revenues in excess of $10,000,000 and maintains a certain gross profit margin for the remaining earnout period which ends on December 31, 2014.  If the Company determines that it is more likely than not that these future estimated earnout payments will exceed $4,815,000, the Company would have to increase the contingent earnout liability.  Such increase would result in a non-cash charge to the Consolidated Statement of Income.

The $4,815,000 and $3,315,000 contingent earnout liability at December 31, 2013 and June 30, 2013, respectively, were estimated by the Company based upon projected SBX revenues and gross profit margins for the remaining earnout period.

Note 4 – Inventories

Inventories consist of the following:

	December 31,	June 30,
	2013	2013

Raw materials and sub-assemblies	$17,166,000	$15,268,000
Work-in-process	2,415,000	2,495,000
	19,581,000	17,763,000
Less – Reserve for inventory valuation	(1,037,000)	(626,000)
	$18,544,000	$17,137,000

The inventory valuation reserve is a significant estimate made by management based on experience and the exercise of professional judgment. Actual results may differ from this estimate, and the difference could be material.

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of.  During the six month period ended December 31, 2013, the inventory valuation reserve was increased by $411,000 and no items were scrapped or disposed.

Note 5 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at December 31, 2013 and June 30, 2013 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 19% of the Company’s total assets at December 31, 2013 and thus the evaluation of goodwill impairment is a significant estimate by management.

Note 6 – Other Income

Other income consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Gain on condemnation settlement	$(507,000)	$-	$(507,000)	$-
Interest income	(55,000)	(37,000)	(105,000)	(65,000)
	$(562,000)	$(37,000)	$(612,000)	$(65,000)

Note 7 – Income Taxes

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes for the six month periods ended December 31 is as follows:

	2013	2012

Federal statutory rate	34%	34%
Exempt income from domestic manufacturer’s deduction	(4)	(3)
Non-deductible expenses:
Adjustment to fair value of contingent earnout liability	6	-
Other	-	2
State taxes	3	1
Effective tax rate	39%	34%

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at December 31, 2013 and June 30, 2013.  There were no unallocated tax reserves at December 31, 2013 and June 30, 2013.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2010 are no longer subject to examination by the Internal Revenue Service.

Note 8 — Fair Value Measurements

Pursuant to the accounting guidance for fair value measurements, the Company uses a three-tier fair value hierarchy to prioritize the inputs for measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).

Set forth below is a summary of liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

Quoted
	Market Prices	Significant
	For	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
At December 31, 2013 — Contingent earnout liability	$—	$—	$4,815,000	$4,815,000

At June 30, 2013 — Contingent earnout liability	$—	$—	$3,315,000	$3,315,000

This liability relates to the estimated fair value of future earnout payments to former SeaBotix Inc. stockholders for the earnout period ending December 31, 2014.

Set forth below are the changes in the Level 3 liability from June 30, 2013 to December 31, 2013:

Fair Value
of
Contingent
Earnout
Liability

Balance at June 30, 2013	$3,315,000
Adjustment to contingent earnout liability	1,500,000
Balance at December 31, 2013	$4,815,000

The Company determined the fair value of the contingent earnout liability at December 31, 2013 and June 30, 2013 using a probability weighted approach. The principal inputs to the approach include expectations of the specific business’s revenue in calendar years 2013 and 2014 and the probability of achieving required gross profit margin targets using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. There were no significant changes to this methodology during the six month period ended December 31, 2013 and the year ended June 30, 2013.

Fair values of accounts receivable, accounts payable, accrued expenses, dividends payable and income taxes payable reflected in the December 31, 2013 (Unaudited)  and June 30, 2013 Consolidated Balance Sheets approximate carrying values on those dates.

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

Stock Options

Stock option compensation expense was $92,000 and $127,000 for the six month periods ended December 31, 2013 and 2012, respectively.

A summary of changes in stock options during the six month period ended December 31, 2013 is as follows:

	2012 Plan		2006 Plan
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at June 30, 2013	50,000	$15.43	83,425	$12.33
Granted	-	$-	-	$-
Exercised	-	$-	(16,550)	$(12.92)
Options outstanding at December 31, 2013	50,000	$15.43	66,875	$12.19

At December 31, 2013, the aggregate intrinsic value for outstanding options was $986,000, because the market price of the Company’s Common Stock at December 31, 2013 was higher than the weighted average exercise price of such options.

Restricted Stock

During the six month period ended December 31, 2013, 33,100 shares of restricted stock were granted under the 2012 Plan. Of these shares, 28,000, 600 and 4,500 shares vest over a five-year period, three-year period and one-year period, respectively, and the cost to the recipients is zero.  During the six month period ended December 31, 2012, 27,100 shares of restricted stock were granted under the 2006 Plan. These shares vest over a five year period and the cost to the recipients is zero.  The aggregate compensation cost for restricted stock granted during the six month periods ended December 31, 2013 and 2012 was $618,000 and $463,000, respectively, as of the grant dates.  This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

Restricted stock compensation expense was $257,000 and $256,000 for the six month periods ended December 31, 2013 and 2012, respectively.

A summary of changes in restricted stock awards during the six month period ended December 31, 2013 is as follows:

	2012 Plan		2006 Plan
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards outstanding at June 30, 2013	5,200	$14.49	91,100	$12.52
Granted	33,100	$18.67	-	$-
Vested	(3,400)	$14.27	(28,480)	$12.74
Unvested restricted stock awards outstanding at December 31, 2013	34,900	$18.48	62,620	$12.42

Note 10 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the six month period ended December 31, 2013 were as follows:

	Common Stock		Treasury Stock		Retained
	Shares	Amount	Shares	Amount	Earnings	Total
Balance June 30, 2013	8,828,103	$32,210,000	202,075	$(1,926,000)	$40,425,000	$70,709,000
Restricted stock grants	33,100	—	—	—	—	—
Stock based compensation expense	—	349,000	—	—	—	349,000
Stock options exercised	6,597	25,000	—	—	—	25,000
Tax asset from vested restricted stock and stock options exercised	—	49,000	—	—	—	49,000
Net income	—	—	—	—	5,381,000	5,381,000
Dividends ($0.68 per share)	—	—	—	—	(5,892,000)	(5,892,000)
Balance December 31, 2013	8,867,800	$32,633,000	202,075	$(1,926,000)	$39,914,000	$70,621,000

At December 31, 2013 and June 30, 2013, 20,000,000 shares of Common Stock, no par value, were authorized.

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

The following table provides selected financial information for each reportable segment for the three month and six month periods ended December 31, 2013 and 2012:

			Seismic		Corporate
	Seismic	Underwater	Energy	Underwater	Headquarters
	Energy	Cables &	Source	Robotic	&
	Sources	Connectors	Controllers	Vehicles	Eliminations	Consolidated
Six Months Ended December 31, 2013
Sales to external customers	$14,161,000	$9,594,000	$3,046,000	$11,151,000	$—	$37,952,000
Intersegment sales	727,000	254,000	541,000	—	(1,522,000)	—
Depreciation and amortization	138,000	151,000	36,000	468,000	10,000	803,000
Income (loss) before income taxes	4,257,000	3,742,000	1,572,000	1,130,000	(1,855,000)	8,846,000
Fixed asset additions	116,000	604,000	80,000	53,000	—	853,000

Three Months Ended December 31, 2013
Sales to external customers	$7,883,000	$4,448,000	$1,384,000	$8,029,000	$—	$21,744,000
Intersegment sales	347,000	77,000	250,000	—	(674,000)	—
Depreciation and amortization	69,000	76,000	19,000	234,000	5,000	403,000
Income (loss) before income taxes	2,978,000	1,613,000	701,000	910,000	(884,000)	5,318,000
Fixed asset additions	19,000	575,000	29,000	49,000	—	672,000

Balance Sheet Data at December 31, 2013
Segment assets	$21,545,000	$17,793,000	$6,613,000	$25,000,000	$18,063,000	$89,014,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Other intangible assets	117,000	—	311,000	6,150,000	—	6,578,000

Six Months Ended December 31, 2012
Sales to external customers	$12,576,000	$8,119,000	$1,593,000	$6,390,000	$—	$28,678,000
Intersegment sales	—	158,000	263,000	—	(394,000)	—
Depreciation and amortization	101,000	145,000	139,000	457,000	9,000	851,000
Income (loss) before income taxes	2,547,000	3,060,000	562,000	783,000	(1,827,000)	5,125,000
Fixed asset additions	54,000	363,000	2,000	35,000	—	454,000

Three Months Ended December 31, 2012
Sales to external customers	$7,169,000	$3,764,000	$711,000	$2,766,000	$—	$14,410,000
Intersegment sales	—	109,000	134,000	—	(243,000)	—
Depreciation and amortization	50,000	75,000	70,000	229,000	4,000	428,000
Income (loss) before income taxes	1,788,000	1,239,000	191,000	89,000	(803,000)	2,504,000
Fixed asset additions	18,000	32,000	2,000	(4,000)	—	48,000

Balance Sheet Data at June 30, 2013
Segment assets	$23,140,000	$18,757,000	$5,716,000	$22,724,000	$12,749,000	$83,086,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Other intangible assets	100,000	—	325,000	6,542,000	—	6,967,000

The Company does not allocate income taxes to the segments.

Note 13 – Subsequent Event

On January 22, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.09 per common share, which will be paid on April 2, 2014 to stockholders of record on March 5, 2014.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include statements about anticipated financial performance, future revenues or earnings, dividends, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) the risk of changing budgetary levels for government and quasi-government units, (v) risks associated with a significant amount of foreign sales, (vi) the risk of fluctuations in future operating results, (vii) risks associated with global economic conditions, (viii) risks of changes in environmental or regulatory matters and (ix) other risks detailed in the Company’s filings with the Securities and Exchange Commission.  The Company believes that forward-looking statements made by it are based on reasonable expectations.  However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements.  The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “may,” “could,” “should” and similar expressions are intended to identify forward-looking statements.

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

Consolidated sales for the six month period ended December 31, 2013 increased by 9,274,000 or 32% from the six month period ended December 31, 2012.

  The combined sales for the three marine seismic data acquisition segments increased from $22,288,000 for the six month period ended December 31, 2012 to $26,801,000 for the six month period ended December 31, 2013, an increase of $4,513,000 or 20% due primarily to the shipment of a large seismic energy source system which included the first sale of the Company’s Smart Source™ digital controller. Based on the current level of customer orders and inquiries, the Company anticipates that sales for the three marine seismic data acquisition segments should continue to show improvement for the remainder of fiscal year 2014.

Sales of underwater robotic vehicles increased from $6,390,000 for the six month period ended December 31, 2012 to $11,151,000 for the six month period ended December 31, 2013, an increase of $4,761,000 or 75% due primarily to higher shipments to the U.S. government. Based on the results for the six month period ended December 31, 2013 and current orders, the Company anticipates that fiscal year 2014 operating results for this segment will improve over fiscal year 2013.

At December 31, 2013, the Company conducted an assessment of the SBX contingent earnout liability and determined that it should be increased from $3,315,000 to $4,815,000. The $1,500,000 increase, which is non-deductible for income tax purposes, was charged to the Consolidated Statement of Income (Unaudited) at December 31, 2013 as “adjustment of contingent earnout liability.” The entire $4,815,000 was recorded in current liabilities at December 31, 2013 since the SBX earnout period ends on December 31, 2014.

During the six month period ended December 31, 2013, the Company continued its joint development effort with WesternGeco, a product line of Schlumberger, to develop an environmentally friendly energy source for marine seismic exploration surveys. This is a multiphase development project and, if successful, will be a significant new development for the marine seismic exploration industry. The Company has continued to incur costs, in support of this project, which are charged to research and development expense in the Consolidated Statement of Income.

The Company’s balance sheet at December 31, 2013 remained strong with cash of $23,704,000, working capital of $43,573,000 and no debt.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

The Company maintains its cash and cash equivalent balances primarily with several non-banking U.S. corporations as well as with certain U.S. based financial institutions.  As of December 31, 2013, the Company believes that cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs for the remainder of fiscal year 2014.

 On November 22, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.09 per common share, and a special dividend of $0.50 per common share.  Both dividends were paid on January 15, 2014 to stockholders of record on January 2, 2014.

In fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors.  The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities Exchange Act Rule 10b-18. As of December 31, 2013, the Company had repurchased 202,075 of its shares under the repurchase program at an aggregate cost of $1,926,000.  No shares were repurchased during the six month period ended December 31, 2013.

Six Months Ended December 31, 2013

At December 31, 2013, the Company had $23,704,000 in cash and cash equivalents, as compared to $21,825,000 at December 31, 2012.  The increase in cash and cash equivalents was primarily due to cash provided from operations partially offset by dividends and capital expenditures.

For the six month period ended December 31 2013, cash flow from operating activities after changes in working capital items was $2,528,000, primarily due to net income adjusted for non-cash items and lower other assets, partially offset by higher accounts receivable and inventory. For the six month period ended December 31, 2012, cash flow from operating activities after changes in working capital items was $5,229,000, primarily due to net income adjusted for non-cash items and lower accounts receivable and inventory, partially offset by lower current liabilities.

For the six month period ended December 31, 2013, cash used in investing activities was $331,000 primarily due to capital expenditures for new and replacement equipment ($853,000) partially offset by proceeds from a condemnation settlement ($529,000).  For the six month period ended December 31, 2012, cash used in investing activities was $2,376,000 primarily due to a contingent earnout payment ($1,900,000) and capital expenditures for new and replacement equipment ($454,000).

For the six month period ended December 31, 2013, cash used in financing activities was $1,309,000 primarily due to payment of quarterly cash dividends ($1,383,000).  For the six month period ended December 31, 2012, cash used in financing activities was $5,641,000, primarily due to the payment of a special cash dividend ($4,312,000) and quarterly cash dividends ($1,634,000), partially offset by proceeds from the exercise of stock options ($277,000).

The Company anticipates that capital expenditures for the remainder of fiscal year 2014 will not exceed $400,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At December 31, 2013 and June 30, 2013, the five customers with the highest accounts receivable balances represented 81% and 64% of the consolidated accounts receivable balances on those dates, respectively.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet financing arrangements at December 31, 2013.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at December 31, 2013.

Results of Operations

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Consolidated sales for the six month period ended December 31, 2013 totaled $37,952,000, an increase of $9,274,000 or 32% from the six month period ended December 31, 2012. The increase in net sales by reportable segment was as follows: seismic energy sources increased by $1,585,000 (13%), underwater cables and connectors increased by $1,475,000 (18%), seismic energy source controllers increased by $1,453,000 (91%) and underwater robotic vehicles increased by $4,761,000 (75%).

Higher sales for the Company’s three marine seismic data acquisition segments was primarily due to the shipment of a Seismic Energy Source System of over $4,000,000 which included the first sale of the Company’s Smart Source™  digital controller.  The underwater robotics increase in sales was primarily due to higher sales to the U.S. government.

Consolidated gross profit as a percentage of consolidated sales was 51% for the six month period ended December 31, 2013 versus 45% for the six month period ended December 31, 2012.  The increase in the gross profit percentage reflects higher manufacturing efficiencies associated with the 32% increase in consolidated sales.

Research and development (“R&D”) costs in the six month period ended December 31, 2013 increased $493,000 or 34% from the six month period ended December 31, 2012. The increase is primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly seismic energy source, partially offset by lower R&D at the underwater robotics segment.

Selling, general and administration (“SG&A”) expenses increased by $1,131,000 or 17% in the six month period ended December 31, 2013 from the six month period ended December 31, 2012.  The increase of $1,131,000 was primarily due to higher compensation costs and advertising/trade show expense reflecting improved operating results.

The Company recorded an adjustment of contingent earnout liability of $1,500,000 with respect to potential future earnout payments to former SBX stockholders in the six month period ended December 31, 2013. This non-cash charge to the results of operations is a non-deductible expense for income tax purposes. This liability is evaluated each reporting period and any changes to the earnout liability is recorded in the Consolidated Statement of Income. The adjustment to the contingent earnout liability is based on management’s assessment of the likelihood of achievement of certain revenue and gross profit margin levels during the earnout period ending December 31, 2014. Refer to Notes 2, 3 and 8 to Consolidated Financial Statements (Unaudited) for additional information concerning SBX.

Other income increased by $547,000 in the six month period ended December 31, 2013 from the six month period ended December 31, 2012, primarily due to a $507,000 gain on a condemnation settlement. The condemnation involved a small portion of land at the A-G facility in Cypress, Texas.  Refer to Note 6 to Consolidated Financial Statements (Unaudited) for additional information concerning other income.

The provision for income taxes for the six month period ended December 31, 2013 was $3,465,000, an effective tax rate of 39%.   This rate was higher than the federal statutory rate of 34%, due to non-deductible expenses and state income taxes partially offset by tax benefits associated with the domestic manufacturer’s deduction.  The provision for income taxes for the six month period ended December 31, 2012 was $1,720,000, an effective tax rate of 34%.  This rate was the same as the federal statutory rate of 34% due to tax benefits associated with the domestic manufacturer’s deduction fully offset by non-deductible expenses and state income taxes.

The above mentioned factors resulted in net income for the six month period ended December 31, 2013 of $5,381,000, compared to net income of $3,405,000 for the six month period ended December 31, 2012.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Consolidated sales for the three month period ended December 31, 2013 totaled $21,744,000, an increase of $7,334,000 or 51% from the three month period ended December 31, 2012. The increase in net sales by reportable segment was as follows: seismic energy sources increased by $714,000 (10%), underwater cables and connectors increased by $684,000 (18%), seismic energy source controllers increased by $673,000 (95%), and underwater robotic vehicles increased by $5,263,000 (190%).

Higher sales for the three marine seismic data acquisition segments was primarily due to sales of several seismic energy source systems and the second sale of the Company’s Smart Source™ digital controller.  The underwater robotics increase in sales was primarily due to higher sales to the U.S. government.

Consolidated gross profit as a percentage of consolidated sales was 51% for the three month period ended December 31, 2013 versus 44% for the three month period ended December 31, 2012.  The increase in the gross profit percentage reflects higher manufacturing efficiencies associated with the 51% increase in consolidated sales.

R&D costs for the three month period ended December 31, 2013 increased to $1,005,000 from $818,000 for the three month period ended December 31, 2012. The increase is primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly seismic energy source.

SG&A expense increased by $669,000 or 21% in the three month period ended December 31, 2013 from the three month period ended December 31, 2012.  The increase of $669,000 was primarily due to higher compensation costs reflecting improved operating results.

The Company recorded an adjustment of contingent earnout liability of $1,500,000 with respect to potential future earnout payments to former SBX stockholders in the three month period ended December 31, 2013. This non-cash charge to the results of operations is also a non-deductible expense for income tax purposes. This liability is evaluated each reporting period and any changes to the earnout liability is recorded in the Consolidated Statement of Income. The adjustment to the contingent earnout liability is based on management’s assessment of the likelihood of achievement of certain revenue and gross profit margin levels during the earnout period ending December 31, 2014. Refer to Notes 2, 3 and 8 to Consolidated Financial Statements (Unaudited) for additional information concerning SBX.

Other income increased by $525,000 in the three month period ended December 31, 2013 from the three month period ended December 31, 2012 primarily due a $507,000 gain on a condemnation settlement. Refer to Note 6 to Consolidated Financial Statements (Unaudited) for additional information concerning other income.

The provision for income taxes for the three month period ended December 31, 2013 was $2,300,000, an effective tax rate of 43%.   This rate was higher than the federal statutory rate of 34% primarily due to non-deductible expenses and state income taxes, partially offset by tax benefits associated with the domestic manufacturer’s deduction.  The provision for income taxes for the three month period ended December 31, 2012 was $803,000, an effective tax rate of 32%.  This rate was lower than the federal statutory rate of 34% primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by non-deductible expenses and state income taxes.

The above mentioned factors resulted in net income for the three month period ended December 31, 2013 of $3,018,000, compared to net income of $1,701,000 for the three month period ended December 31, 2012.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the inventory valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed.  During the six month period ended December 31, 2013, the inventory valuation reserve was increased by $411,000 and no items were scrapped or disposed.

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

Contingent Earnout Liability

The Company is obligated under an earnout arrangement to make cash payments to the former SBX stockholders if certain revenue and gross profit margin targets are achieved. The Company recorded a contingent earnout liability at the acquisition date of SBX at its estimated fair value, which took into account the range and probability of projected future revenues of the acquired entity over the earnout period. The Company revalues the contingent earnout liability at the close of each accounting period and records any change in the estimated fair value in the Consolidated Statement of Income as adjustment of contingent earnout liability.

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

At December 31, 2013, the Company conducted an assessment of the SBX contingent earnout liability and determined that it should be increased from $3,315,000 to $4,815,000.  The $1,500,000 increase, which is non-deductible for income tax purposes, was charged to the Consolidated Statement of Income (Unaudited) at December 31, 2013 as “adjustment of contingent earnout liability.”  The entire $4,815,000 was recorded in current liabilities at December 31, 2013 since the SBX earnout period ends on December 31, 2014.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded.  If that assessment changes, a charge or a benefit would be recorded in the Consolidated Statement of Income.  The Company has concluded that no deferred tax valuation allowance was necessary at December 31, 2013 and June 30, 2013 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Impairment Testing of Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise.  A-G and RTS goodwill was tested for impairment and the tests indicated no impairment of the goodwill balances at June 30, 2013.  SBX goodwill was tested for impairment at December 31, 2013 and the test indicated no impairment of the goodwill balance.  The Company reviewed A-G and RTS goodwill as of December 31, 2013 and no indicators impairment were identified.

Goodwill represents approximately 19% of the Company’s total assets at December 31, 2013. The evaluation of goodwill is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. Refer to Notes 2 and 5 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2013 and the test indicated no impairment. The Company reviewed the RTS intangible asset with an indefinite life at December 31, 2013 and no indicators of impairment were identified.  The Company reviewed intangible assets with indefinite lives at June 30, 2013 and no indicators of impairment were identified.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s review as of December 31, 2013 did not identify any indicators of impairment.

Recent Accounting Developments

None.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information with respect to Item 1 is set forth under Note 11 to Consolidated Financial Statements (Unaudited).

 Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions.  The Company did not repurchase any shares of its Common Stock during the six month period ended December 31, 2013.  As of December 31, 2013, $8,074,000 remained available for repurchase under the existing repurchase authorization.

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

BOLT TECHNOLOGY CORPORATION

Date: February 10, 2014	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2014	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

