Form 10-Q
period 2014-03-31
BOLT TECHNOLOGY CORP
filed 2014-05-08
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

At May 6, 2014, there were 8,676,517 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Sales	$15,716,000	$11,243,000	$53,668,000	$39,921,000

Costs and Expenses:
Cost of sales	7,353,000	5,674,000	26,008,000	21,353,000
Research and development	1,154,000	586,000	3,085,000	2,024,000
Selling, general and administrative	3,638,000	3,046,000	11,270,000	9,547,000
Adjustment of contingent earnout liability	-	-	1,500,000	-
Other income	(53,000)	(40,000)	(665,000)	(105,000)
	12,092,000	9,266,000	41,198,000	32,819,000

Income before income taxes	3,624,000	1,977,000	12,470,000	7,102,000
Provision for income taxes	1,168,000	596,000	4,633,000	2,316,000
Net income	$2,456,000	$1,381,000	$7,837,000	$4,786,000

Earnings per share:
Basic	$0.28	$0.16	$0.90	$0.56
Diluted	$0.28	$0.16	$0.90	$0.56

Average number of common shares outstanding:
Basic	8,676,381	8,625,390	8,661,090	8,602,916
Diluted	8,692,134	8,627,439	8,674,949	8,605,041

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	June 30,
	(unaudited)	2013
ASSETS
Current Assets:
Cash and cash equivalents	$21,205,000	$22,816,000
Accounts receivable, less allowance for uncollectible accounts of $453,000 at March 31, 2014 and $255,000 at June 30, 2013	10,691,000	12,308,000
Inventories	20,438,000	17,137,000
Deferred income taxes	707,000	478,000
Other current assets	615,000	981,000
Total current assets	53,656,000	53,720,000
Property, Plant and Equipment, net	5,517,000	4,922,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	6,375,000	6,967,000
Other Assets	238,000	250,000
Total assets	$83,013,000	$83,086,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,764,000	$2,765,000
Accrued expenses	2,627,000	3,242,000
Contingent earnout liability	1,810,000	1,715,000
Dividends payable	781,000	604,000
Income taxes payable	79,000	72,000
Total current liabilities	8,061,000	8,398,000
Non-Current Portion of Contingent Earnout Liability	-	1,600,000
Deferred Income Taxes	2,275,000	2,379,000
Total liabilities	10,336,000	12,377,000

Stockholders’ Equity:
Common stock	33,020,000	32,210,000
Retained earnings	41,583,000	40,425,000
Treasury stock, at cost	(1,926,000)	(1,926,000)
Total stockholders’ equity	72,677,000	70,709,000
Total liabilities and stockholders’ equity	$83,013,000	$83,086,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$7,837,000	$4,786,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,222,000	1,253,000
Deferred income taxes	(363,000)	(264,000)
Stock-based compensation expense	530,000	564,000
Gain on condemnation settlement	(507,000)	-
Change in operating assets and liabilities:
Accounts receivable	1,617,000	1,000
Inventories	(3,301,000)	48,000
Other assets	366,000	(297,000)
Accounts payable	(1,000)	(385,000)
Accrued expenses	(615,000)	(709,000)
Contingent earnout liability	(1,505,000)	(2,185,000)
Income taxes payable	7,000	(413,000)
Net cash provided by operating activities	5,287,000	2,399,000
Cash Flows From Investing Activities:
Proceeds from condemnation settlement	529,000	-
Capital expenditures and other non-current assets	(1,235,000)	(578,000)
Net cash used by investing activities	(706,000)	(578,000)
Cash Flows From Financing Activities:
Dividends paid	(6,502,000)	(5,946,000)
Exercise of stock options	142,000	286,000
Tax asset from vested restricted stock and stock options exercised	168,000	27,000
Net cash used by financing activities	(6,192,000)	(5,633,000)

Net decrease in cash and cash equivalents	(1,611,000)	(3,812,000)
Cash and cash equivalents at beginning of period	22,816,000	24,613,000
Cash and cash equivalents at end of period	$21,205,000	$20,801,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$4,820,000	$3,128,000
Contingent earnout payment	$3,005,000	$2,185,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2014, the Consolidated Statements of Income for the three month and nine month periods ended March 31, 2014 and 2013 and the Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2014 and 2013 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

For the RTS reporting unit, the Company performed the quantitative impairment test at June 30, 2013 using the capitalized cash flow method. The impairment test for the RTS reporting unit indicated no impairment of the goodwill balance at June 30, 2013.

For the SBX reporting unit, the Company performed the quantitative impairment test at December 31, 2013 using the capitalized cash flow method and the market price method, as well as the discounted cash flow method, and the test indicated no impairment of the goodwill balance. The Company’s review of the SBX goodwill balance at June 30, 2013 did not identify any indicators of impairment.

The Company reviewed A-G, RTS and SBX goodwill as of March 31, 2014 and no indicators of impairment were identified.

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

The Company reviewed the SBX intangible asset with an indefinite life at March 31, 2014 and June 30, 2013 and no indicators of impairment were identified.

The Company reviewed the RTS intangible asset with an indefinite life at March 31, 2014 and June 30, 2013 and no indicators of impairment were identified.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of March 31, 2014 and June 30, 2013 did not identify any indicators of impairment.

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the three month and nine month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Net income available to common stockholders	$2,456,000	$1,381,000	$7,837,000	$4,786,000

Divided by:
Weighted average common shares	8,676,381	8,625,390	8,661,090	8,602,916
Weighted average common share equivalents	15,753	2,049	13,859	2,125
Total weighted average common shares and common share equivalents	8,692,134	8,627,439	8,674,949	8,605,041

Basic earnings per share	$0.28	$0.16	$0.90	$0.56
Diluted earnings per share	$0.28	$0.16	$0.90	$0.56

For the three month periods ended March 31, 2014 and 2013, the calculation did not include options to acquire 55,000 shares and 18,250 shares, respectively, since the inclusion of these shares would have been anti-dilutive.

Reclassification

Certain amounts in the Consolidated Statement of Cash Flows (Unaudited) for the nine month period ended March 31, 2013 have been reclassified to conform to the current period classification.

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

Set forth below is a summary of the activity in the contingent earnout liability (all amounts represent fair values) from the date of closing to March 31, 2014:

Contingent
Earnout
Liability

Balance at closing	$5,000,000
Earnout paid in fiscal year 2011	(2,000,000)
Balance at June 30, 2011	3,000,000
Earnout paid in fiscal year 2012	(2,500,000)
Increase to contingent earnout liability in June 2012	4,500,000
Balance at June 30, 2012	5,000,000
Earnout paid in fiscal year 2013	(2,185,000)
Increase to contingent earnout liability in June 2013	500,000
Balance at June 30, 2013	3,315,000
Increase to contingent earnout liability in December 2013	1,500,000
Balance at December 31, 2013	4,815,000
Earnout paid in fiscal year 2014	(3,005,000)
Balance at March 31, 2014	$1,810,000

Earnout payments equal to 15.5% of annual gross revenues are payable if SBX generates annual gross revenues in excess of $10,000,000 and maintains a certain gross profit margin for the remaining earnout period which ends on December 31, 2014. If the Company determines that it is more likely than not that estimated earnout payments for the calendar year ending December 31, 2014 will exceed $1,810,000, the Company would have to increase the contingent earnout liability. Such increase would result in a non-cash charge to the Consolidated Statement of Income.

The $1,810,000 and $3,315,000 contingent earnout liability at March 31, 2014 and June 30, 2013, respectively, were estimated by the Company based upon projected SBX revenues and gross profit margins for the remaining earnout period.

Note 4 – Inventories

Inventories consist of the following:

	March 31, 2014	June 30, 2013

Raw materials and sub-assemblies	$18,460,000	$15,268,000
Work-in-process	3,055,000	2,495,000
	21,515,000	17,763,000
Less – Reserve for inventory valuation	(1,077,000)	(626,000)
	$20,438,000	$17,137,000

The inventory valuation reserve is a significant estimate made by management based on experience and the exercise of professional judgment. Actual results may differ from this estimate, and the difference could be material.

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the nine month period ended March 31, 2014, the inventory valuation reserve was increased by $451,000 and no items were scrapped or disposed.

Note 5 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at March 31, 2014 and June 30, 2013 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 21% of the Company’s total assets at March 31, 2014 and thus the evaluation of goodwill impairment is a significant estimate by management.

Note 6 – Other Income

Other income consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Gain on condemnation settlement	$-	$-	$(507,000)	$-
Interest income	(53,000)	(40,000)	(158,000)	(105,000)
	$(53,000)	$(40,000)	$(665,000)	$(105,000)

Note 7 – Income Taxes

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes for the nine month periods ended March 31 is as follows:

	2014	2013

Federal statutory rate	34%	34%
Exempt income from domestic manufacturer’s deduction	(4)	(3)
Non-deductible expenses:
Adjustment to fair value of contingent earnout liability	4	-
Other	-	2
State taxes	3	-
Effective tax rate	37%	33%

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion.  Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at March 31, 2014 and June 30, 2013.  There were no unallocated tax reserves at March 31, 2014 and June 30, 2013.  The Company’s federal income tax returns for fiscal years prior to fiscal year 2011 are no longer subject to examination by the Internal Revenue Service.

Note 8 — Fair Value Measurements

Pursuant to the accounting guidance for fair value measurements, the Company uses a three-tier fair value hierarchy to prioritize the inputs for measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).

Set forth below is a summary of liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
At March 31, 2014 — Contingent earnout liability	$—	$—	$1,810,000	$1,810,000
At June 30, 2013 — Contingent earnout liability	$—	$—	$3,315,000	$3,315,000

This liability relates to the estimated fair value of future earnout payments to former SeaBotix Inc. stockholders for the earnout period ending December 31, 2014.

Set forth below are the changes in the Level 3 liability from June 30, 2013 to March 31, 2014:

Fair Value of Contingent Earnout
Liability

Balance at June 30, 2013	$3,315,000
Adjustment to contingent earnout liability	1,500,000
Cash payment for achieving performance threshold	(3,005,000)
Balance at March 31, 2014	$1,810,000

The Company determined the fair value of the contingent earnout liability at March 31, 2014 and June 30, 2013 using a probability weighted approach. The principal inputs to the approach include expectations of the specific business’s revenue in calendar years 2013 and 2014 and the probability of achieving required gross profit margin targets using an appropriate discount rate. Given the use of significant inputs that are not observable in the market, the contingent earnout liability is classified within Level 3 of the fair value hierarchy. There were no significant changes to this methodology during the nine month period ended March 31, 2014 and the year ended June 30, 2013.

Fair values of accounts receivable, accounts payable, accrued expenses, dividends payable and income taxes payable reflected in the March 31, 2014 (Unaudited) and June 30, 2013 Consolidated Balance Sheets approximate carrying values on those dates.

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

Under the 2012 Plan, non-qualified or compensatory stock options can be granted and awards of restricted stock can be made to non-employee directors at the discretion of the compensation committee, for up to a combined annual maximum of 3,000 shares of Common Stock per non-employee director. Under the terms of the 2012 Plan, no stock options or restricted stock can be granted subsequent to June 30, 2022.

Stock Options

Stock option compensation expense was $141,000 and $184,000 for the nine month periods ended March 31, 2014 and 2013, respectively.

A summary of changes in stock options during the nine month period ended March 31, 2014 is as follows:

	2012 Plan		2006 Plan
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Options outstanding at June 30, 2013	50,000	$15.43	83,425	$12.33
Granted	55,000	$21.16	-	$-
Exercised	(500)	$15.43	(30,050)	$(12.30)
Options outstanding at March 31, 2014	104,500	$18.45	53,375	$12.35

During the three months ended March 31, 2014, stock option grants for 55,000 shares were awarded in January 2014 under the 2012 Plan. The fair value per share of options granted in January 2014 was $1.88, as estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

January
2014
Grant
Expected dividend yield	3.87%
Stock price volatility	19%
Expected life (years)	5 years
Expected forfeiture rate	0%
Risk-free interest rate	0.8%

At March 31, 2014, the aggregate intrinsic value for outstanding options was $535,000, because the market price of the Company’s Common Stock at March 31, 2014 was higher than the weighted average exercise price of such options.

Restricted Stock

During the nine month period ended March 31, 2014, 33,100 shares of restricted stock were granted under the 2012 Plan. Of these shares, 28,000, 600 and 4,500 shares vest over a five-year period, three-year period and one-year period, respectively, and the cost to the recipients is zero.  During the nine month period ended March 31, 2013, 27,100 shares of restricted stock were granted under the 2006 Plan. These shares vest over a five year period and the cost to the recipients is zero. The aggregate compensation cost for restricted stock granted during the nine month periods ended March 31, 2014 and 2013 was $618,000 and $479,000, respectively, as of the grant dates. This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

Restricted stock compensation expense was $389,000 and $380,000 for the nine month periods ended March 31, 2014 and 2013, respectively.

A summary of changes in restricted stock awards during the nine month period ended March 31, 2014 is as follows:

	2012 Plan		2006 Plan
		Weighted Average Grant Date		Weighted Average Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards outstanding at June 30, 2013	5,200	$14.49	91,100	$12.52
Granted	33,100	$18.67	-	$-
Vested	(3,600)	$14.33	(30,300)	$12.61
Unvested restricted stock awards outstanding at March 31, 2014	34,700	$18.50	60,800	$12.47

Note 10 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the nine month period ended March 31, 2014 were as follows:

	Common Stock		Treasury Stock		Retained
	Shares	Amount	Shares	Amount	Earnings	Total
Balance June 30, 2013	8,828,103	$32,210,000	202,075	$(1,926,000)	$40,425,000	$70,709,000
Restricted stock grants	33,100	—	—	—	—	—
Stock based compensation expense	—	530,000	—	—	—	530,000
Stock options exercised	17,389	142,000	—	—	—	142,000
Tax asset from vested restricted stock and stock options exercised	—	138,000	—	—	—	138,000
Net income	—	—	—	—	7,837,000	7,837,000
Dividends ($0.77 per share)	—	—	—	—	(6,679,000)	(6,679,000)
Balance March 31, 2014	8,878,592	$33,020,000	202,075	$(1,926,000)	$41,583,000	$72,677,000

At March 31, 2014 and June 30, 2013, 20,000,000 shares of Common Stock, no par value, were authorized.

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

The following table provides selected financial information for each reportable segment for the three month and nine month periods ended March 31, 2014 and 2013:

			Seismic		Corporate
	Seismic	Underwater	Energy	Underwater	Headquarters
	Energy	Cables &	Source	Robotic	&
	Sources	Connectors	Controllers	Vehicles	Eliminations	Consolidated
Nine Months Ended March 31, 2014
Sales to external customers	$18,947,000	$13,355,000	$3,801,000	$17,565,000	$—	$53,668,000
Intersegment sales	926,000	321,000	739,000	—	(1,986,000)	—
Depreciation and amortization	215,000	232,000	56,000	705,000	14,000	1,222,000
Income (loss) before income taxes	5,067,000	5,271,000	1,842,000	3,152,000	(2,862,000)	12,470,000
Fixed asset additions	336,000	647,000	109,000	138,000	—	1,230,000

Three Months Ended March 31, 2014
Sales to external customers	$4,786,000	$3,761,000	$755,000	$6,414,000	$—	$15,716,000
Intersegment sales	199,000	67,000	198,000	—	(464,000)	—
Depreciation and amortization	77,000	81,000	20,000	237,000	4,000	419,000
Income (loss) before income taxes	810,000	1,529,000	270,000	2,022,000	(1,007,000)	3,624,000
Fixed asset additions	220,000	43,000	29,000	85,000	—	377,000

Balance Sheet Data at March 31, 2014
Segment assets	$18,294,000	$16,230,000	$6,110,000	$23,485,000	$18,894,000	$83,013,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Other intangible assets	117,000	—	304,000	5,954,000	—	6,375,000

Nine Months Ended March 31, 2013
Sales to external customers	$17,263,000	$11,964,000	$1,845,000	$8,849,000	$—	$39,921,000
Intersegment sales	—	269,000	447,000	—	(716,000)	—
Depreciation and amortization	150,000	220,000	181,000	688,000	14,000	1,253,000
Income (loss) before income taxes	3,918,000	4,538,000	561,000	796,000	(2,711,000)	7,102,000
Fixed asset additions	58,000	391,000	2,000	105,000	—	556,000

Three Months Ended March 31, 2013
Sales to external customers	$4,687,000	$3,845,000	$252,000	$2,459,000	$—	$11,243,000
Intersegment sales	—	111,000	211,000	—	(322,000)	—
Depreciation and amortization	49,000	75,000	42,000	231,000	5,000	402,000
Income (loss) before income taxes	1,371,000	1,478,000	(1,000)	13,000	(884,000)	1,977,000
Fixed asset additions	4,000	28,000	—	70,000	—	102,000

Balance Sheet Data at June 30, 2013
Segment assets	$23,140,000	$18,757,000	$5,716,000	$22,724,000	$12,749,000	$83,086,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Other intangible assets	100,000	—	325,000	6,542,000	—	6,967,000

The Company does not allocate income taxes to the segments.

Note 13 – Subsequent Event

On April 24, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.09 per common share, which will be paid on July 9, 2014 to stockholders of record on June 12, 2014.

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

Consolidated sales for the nine month period ended March 31, 2014 increased by $13,747,000 or 34% from the nine month period ended March 31, 2013.

The combined sales for the three marine seismic data acquisition segments increased from $31,072,000 for the nine month period ended March 31, 2013 to $36,103,000 for the nine month period ended March 31, 2014, an increase of $5,031,000 or 16% due primarily to the shipment of a large seismic energy source system which included the first sale of the Company’s Smart Source™ digital controller. Based on sales for the nine month period ended March 31, 2014 and the current level of customer orders and inquiries, the Company anticipates that sales and operating results for the three marine seismic data acquisition segments will be strong for fiscal year 2014.

Sales of underwater robotic vehicles increased from $8,849,000 for the nine month period ended March 31, 2013 to $17,565,000 for the nine month period ended March 31, 2014, an increase of $8,716,000 or 98% due primarily to higher shipments to the U.S. government. Based on the results for the nine month period ended March 31, 2014 and current orders, the Company anticipates that fiscal year 2014 sales and operating results for this segment will be strong.

At December 31, 2013, the Company conducted an assessment of the SBX contingent earnout liability and determined that it should be increased from $3,315,000 to $4,815,000. The $1,500,000 increase, which is non-deductible for income tax purposes, was charged to the Consolidated Statement of Income (Unaudited) at December 31, 2013 as “adjustment of contingent earnout liability.” During the quarter ended March 31, 2014, a contingent earnout payment amounting to $3,005,000 was paid to the former stockholders of SBX, resulting in the balance of the contingent earnout liability at March 31, 2014 being $1,810,000.

During the nine month period ended March 31, 2014, the Company continued its joint development effort with WesternGeco, a product line of Schlumberger, to develop an environmentally friendly energy source for marine seismic exploration surveys. This is a multiphase development project and, if successful, will be a significant new development for the marine seismic exploration industry. The Company has continued to incur costs, in support of this project, which are charged to research and development expense in the Consolidated Statement of Income.

The Company’s balance sheet at March 31, 2014 remained strong with cash of $21,205,000, working capital of $45,595,000 and no debt.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

The Company maintains its cash and cash equivalent balances primarily with several non-banking U.S. corporations as well as with certain U.S. based financial institutions. As of March 31, 2014, the Company believes that cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs for the remainder of fiscal year 2014.

On January 22, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.09 per common share payable on April 2, 2014 to stockholders of record on March 5, 2014.

In fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities Exchange Act Rule 10b-18. As of March 31, 2014, the Company had repurchased 202,075 of its shares under the repurchase program at an aggregate cost of $1,926,000. No shares were repurchased during the nine month period ended March 31, 2014.

Nine Months Ended March 31, 2014

At March 31, 2014, the Company had $21,205,000 in cash and cash equivalents, as compared to $20,801,000 at March 31, 2013. The increase in cash and cash equivalents was primarily due to cash provided from operations and cash received from a condemnation settlement, partially offset by a contingent earnout payment, dividends paid and capital expenditures.

For the nine month period ended March 31 2014, cash flow from operating activities after changes in working capital items was $5,287,000, primarily due to net income adjusted for non-cash items and lower accounts receivable, partially offset by higher inventory and lower current liabilities. For the nine month period ended March 31, 2013, cash flow from operating activities after changes in working capital items was $2,399,000, primarily due to net income adjusted for non-cash items, partially offset by lower current liabilities.

For the nine month period ended March 31, 2014, cash used in investing activities was $706,000, primarily due to capital expenditures for new and replacement equipment ($1,230,000), partially offset by proceeds from a condemnation settlement ($529,000). For the nine month period ended March 31, 2013, cash used in investing activities was $578,000, primarily due to capital expenditures for new and replacement equipment ($556,000).

For the nine month period ended March 31, 2014, cash used in financing activities was $6,192,000, primarily due to payment of cash dividends ($6,502,000). For the nine month period ended March 31, 2013, cash used in financing activities was $5,633,000, primarily due to payment of cash dividends ($5,946,000).

The Company anticipates that capital expenditures for the remainder of fiscal year 2014 will not exceed $200,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At March 31, 2014 and June 30, 2013, the five customers with the highest accounts receivable balances represented 75% and 64% of the consolidated accounts receivable balances on those dates, respectively.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet financing arrangements at March 31, 2014.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at March 31, 2014.

Results of Operations

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Consolidated sales for the nine month period ended March 31, 2014 totaled $53,668,000, an increase of $13,747,000 or 34% from the nine month period ended March 31, 2013. The increase in net sales by reportable segment was as follows: seismic energy sources increased by $1,684,000 (10%), underwater cables and connectors increased by $1,391,000 (12%), seismic energy source controllers increased by $1,956,000 (106%) and underwater robotic vehicles increased by $8,716,000 (98%).

Higher sales for the Company’s three marine seismic data acquisition segments was primarily due to the shipment of a Seismic Energy Source System of over $4,000,000 which included the first sale of the Company’s Smart Source™ digital controller. The underwater robotics increase in sales was primarily due to higher sales to the U.S. government.

Consolidated gross profit as a percentage of consolidated sales was 52% for the nine month period ended March 31, 2014 versus 47% for the nine month period ended March 31, 2013.  The increase in the gross profit percentage reflects higher manufacturing efficiencies associated with the 34% increase in consolidated sales.

 Research and development (“R&D”) costs in the nine month period ended March 31, 2014 increased $1,061,000 or 52% from the nine month period ended March 31, 2013. The increase was primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly seismic energy source, and higher R&D at the underwater robotics segment.

Selling, general and administrative (“SG&A”) expenses increased by $1,723,000 or 18% in the nine month period ended March 31, 2014 from the nine month period ended March 31, 2013. The increase was primarily due to higher compensation costs and advertising/trade show expense.

The Company recorded an adjustment of contingent earnout liability of $1,500,000 with respect to potential future earnout payments to former SBX stockholders in the nine month period ended March 31, 2014. This non-cash charge to the results of operations is a non-deductible expense for income tax purposes. This liability is evaluated each reporting period and any changes to the earnout liability is recorded in the Consolidated Statement of Income. The adjustment to the contingent earnout liability is based on management’s assessment of the likelihood of achievement of certain revenue and gross profit margin levels during the earnout period ending December 31, 2014. Refer to Notes 2, 3 and 8 to Consolidated Financial Statements for additional information concerning SBX.

Other income increased by $560,000 in the nine month period ended March 31, 2014 from the nine month period ended March 31, 2013, primarily due to a $507,000 gain on a condemnation settlement. The condemnation involved a small portion of land at the A-G facility in Cypress, Texas. Refer to Note 6 to Consolidated Financial Statements (Unaudited) for additional information concerning other income.

The provision for income taxes for the nine month period ended March 31, 2014 was $4,633,000, an effective tax rate of 37%.  This rate was higher than the federal statutory rate of 34%, due to non-deductible expenses and state income taxes, partially offset by tax benefits associated with the domestic manufacturer’s deduction. The provision for income taxes for the nine month period ended March 31, 2013 was $2,316,000, an effective tax rate of 33%.  This rate was lower than the federal statutory rate of 34%, due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by non-deductible expenses and state income taxes.

The above mentioned factors resulted in net income for the nine month period ended March 31, 2014 of $7,837,000, compared to net income of $4,786,000 for the nine month period ended March 31, 2013.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Consolidated sales for the three month period ended March 31, 2014 totaled $15,716,000, an increase of $4,473,000 or 40% from the three month period ended March 31, 2013. The change in sales by reportable segment was as follows: seismic energy sources increased by $99,000 (2%), underwater cables and connectors decreased by $84,000 (2%), seismic energy source controllers increased by $503,000 (200%), and underwater robotic vehicles increased by $3,955,000 (161%).

The increase in sales in the underwater robotics segment was primarily due to higher sales to the U.S. government.

Consolidated gross profit as a percentage of consolidated sales was 53% for the three month period ended March 31, 2014 versus 50% for the three month period ended March 31, 2013.  The increase in the gross profit percentage reflects higher manufacturing efficiencies associated with the 40% increase in consolidated sales.

R&D costs for the three month period ended March 31, 2014 increased to $1,154,000 from $586,000 for the three month period ended March 31, 2013. The increase was primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly seismic energy source and higher SBX R&D.

SG&A expense increased by $592,000 or 19% in the three month period ended March 31, 2014 from the three month period ended March 31, 2013. The increase was primarily due to higher compensation costs and advertising/trade show expense.

The provision for income taxes for the three month period ended March 31, 2014 was $1,168,000, an effective tax rate of 32%.   This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes. The provision for income taxes for the three month period ended March 31, 2013 was $596,000, an effective tax rate of 30%.  This rate was lower than the federal statutory rate of 34%, primarily due to tax benefits associated with the domestic manufacturer’s deduction.

The above mentioned factors resulted in net income for the three month period ended March 31, 2014 of $2,456,000, compared to net income of $1,381,000 for the three month period ended March 31, 2013.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the inventory valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed. During the nine month period ended March 31, 2014, the inventory valuation reserve was increased by $451,000 and no items were scrapped or disposed.

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

At December 31, 2013, the Company conducted an assessment of the SBX contingent earnout liability and determined that it should be increased from $3,315,000 to $4,815,000. The $1,500,000 increase, which is non-deductible for income tax purposes, was charged to the Consolidated Statement of Income (Unaudited) at December 31, 2013 as “adjustment of contingent earnout liability.” During the quarter ended March 31, 2014, a contingent earnout payment amounting to $3,005,000 was paid to the former stockholders of SBX, resulting in the balance of the contingent earnout liability at March 31, 2014 being $1,810,000.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the Consolidated Statement of Income.  The Company has concluded that no deferred tax valuation allowance was necessary at March 31, 2014 and June 30, 2013 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

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

For the RTS reporting unit, the Company performed the quantitative impairment test at June 30, 2013 using the capitalized cash flow method. The impairment test for the RTS reporting unit indicated no impairment of the goodwill balance at June 30, 2013.

For the SBX reporting unit, the Company performed the quantitative impairment test at December 31, 2013 using the capitalized cash flow method and the market price method, as well as the discounted cash flow method, and the test indicated no impairment of the goodwill balance. The Company’s review of the SBX goodwill balance at June 30, 2013 did not identify any indicators of impairment.

The Company reviewed A-G, RTS and SBX goodwill as of March 31, 2014 and no indicators of impairment were identified.

Goodwill represents approximately 21% of the Company’s total assets at March 31, 2014. The evaluation of goodwill is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. Refer to Notes 2 and 5 to Consolidated Financial Statements (Unaudited) for additional information concerning goodwill.

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

The Company reviewed the SBX intangible asset with an indefinite life at March 31, 2014 and June 30, 2013 and no indicators of impairment were identified.

The Company reviewed the RTS intangible asset with an indefinite life at March 31, 2014 and June 30, 2013 and no indicators of impairment were identified.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of March 31, 2014 and June 30, 2013 did not identify any indicators of impairment.

Recent Accounting Developments

None.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The information with respect to Item 1 is set forth under Note 11 to Consolidated Financial Statements (Unaudited).

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. The Company did not repurchase any shares of its Common Stock during the nine month period ended March 31, 2014. As of March 31, 2014, $8,074,000 remained available for repurchase under the existing repurchase authorization.

Item 5 – Other Information

Joseph Espeso, the Senior Vice President-Finance and Chief Financial Officer, has decided to retire from the Company, with an anticipated retirement date of September 15, 2014. Following his retirement as Senior Vice President-Finance and Chief Financial Officer, Mr. Espeso will continue to serve on the Company’s Board of Directors.

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

BOLT TECHNOLOGY CORPORATION

Date: May 8, 2014	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

