Form 10-K
period 2014-06-30
BOLT TECHNOLOGY CORP
filed 2014-09-12
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates (based on the closing sale price on the NASDAQ Global Select Market) on December 31, 2013 (the last day of the registrant’s most recently completed second fiscal quarter): $188,831,000

As of September 5, 2014 there were 8,709,974 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed no later than 120 days after June 30, 2014, are incorporated herein by reference into Part III of this Form 10-K. However, if such Definitive Proxy Statement is not filed within such 120-day period, Items 10, 11, 12, 13 and 14 will be filed as part of an amendment to this Form 10-K no later than the end of the 120-day period.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Annual Report on Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements about anticipated financial performance, future revenues or earnings, dividends, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) the risk of changing budgetary levels for government and quasi-government units, (v) risks associated with a significant amount of foreign sales, (vi) the risk of fluctuations in future operating results, (vii) risks associated with global economic conditions and fluctuations in offshore energy activity, (viii) risks of changes in environmental or regulatory matters, (ix) the risk of the Company not being able to close the merger with Teledyne Technologies Incorporated on a timely basis, or at all and  (x) other risks detailed in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “may,” “could,” “should” and similar expressions are intended to identify forward-looking statements.

PART I

Preliminary Note: In this Annual Report on Form 10-K, we refer to Bolt Technology Corporation and its subsidiaries as “we,” “our,” “us,” “the registrant” or “the Company,” unless the context clearly indicates otherwise.

Item 1. Business

The Company consists of four operating units: Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). Each of these operating units is reported as a separate reportable segment for all periods presented in the Consolidated Financial Statements. Bolt, A-G and RTS products are used in marine seismic exploration surveys to acquire seismic data. Bolt develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts and is referred to as the “seismic energy sources” segment. A-G develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems and is referred to as the “underwater cables and connectors” segment. RTS develops, manufactures and sells air gun analog and digital controllers/synchronizers, data loggers and auxiliary equipment and is referred to as the “seismic energy source controllers” segment. SBX develops, manufactures and sells underwater remotely operated robotic vehicles and is referred to as the “underwater robotic vehicles” segment. Refer to “Segment Financial Information” below and Note 14 to Consolidated Financial Statements for additional information concerning our segments and customers.

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

Sales of Bolt, A-G and RTS products are generally related to the level of worldwide oil and gas exploration and development activity, which is dependent, primarily, on crude oil and natural gas prices and global economic conditions. In the fiscal year ended June 30, 2014, marine seismic exploration activity remained strong. For fiscal years ended June 30, 2014, 2013 and 2012, sales attributable to the seismic energy sources reportable segment were $24,265,000, $22,971,000 and $19,311,000, respectively; sales attributable to the underwater cables and connectors reportable segment were $17,316,000, $17,453,000 and $15,473,000, respectively, and sales attributable to the seismic energy source controllers reportable segment were $4,483,000, $2,700,000 and $2,482,000, respectively.

SBX’s sales for the twelve month periods ended June 30, 2014, 2013 and 2012 amounted to $21,451,000, $14,718,000 and $15,344,000, respectively.

On September 3, 2014, the Company entered into a merger agreement with Teledyne Technologies Incorporated (“Teledyne”) pursuant to which a wholly-owned subsidiary of Teledyne will merge with and into the Company, resulting in the Company becoming a wholly-owned subsidiary of Teledyne. Refer to Note 17 to Consolidated Financial Statements for additional information concerning the merger agreement.

Segment Financial Information

We have four reportable segments:

•	The seismic energy sources reportable segment (Bolt) develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts.
•	The underwater cables and connectors reportable segment (A-G) develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems.
•	The seismic energy source controllers reportable segment (RTS) develops, manufactures and sells analog and digital air gun controllers/synchronizers, data loggers and auxiliary equipment.
•	The underwater robotic vehicles reportable segment (SBX) develops, manufactures and sells underwater remotely operated robotic vehicles.

Refer to Note 14 to Consolidated Financial Statements for additional information concerning our reportable segments.

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

The Company sells marine air guns that create acoustic waves that penetrate the ocean bed. Certain marine air guns are designed to maximize the period between routine air gun maintenance and to provide characteristics that are advantageous to geoscientists in designing surveys while other marine air guns are designed to maximize operating efficiency and acoustic output through a configuration that permits the implementation of simplified multi-gun arrays. These arrays produce less towing drag and provide ease of deployment and shielding of fragile hoses and cables from the high pressure air blasts released by the air gun. Our marine air guns sell for prices ranging from approximately $14,000 to $48,000, depending on the gun specifications. In addition to marine air guns, the Company manufactures and sells air guns for specific applications, such as for use in vertical seismic profiling.

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

Seismic Energy Source Controllers

This segment develops, manufactures and sells analog and digital controllers and synchronizers, including data loggers and auxiliary equipment, for seismic energy sources (air guns). The Company’s seismic energy source controllers control and synchronize up to 96 air guns in a single seismic exploration vessel. Our analog controllers and synchronizers are used with air guns manufactured by us as well as air guns manufactured and sold by others. The first sales of the Company’s digital controller, “Smart Source™” were made in fiscal year 2014.

Underwater Robotic Vehicles

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

Long-lived Assets

Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets and other non-current assets. All of the Company’s long-lived assets are located in the United States. As of June 30, 2014 and 2013, the Company’s long-lived assets totaled $29,180,000 and $29,366,000, respectively.

Foreign Sales

During fiscal years 2014, 2013 and 2012, approximately 63%, 62% and 68%, respectively, of the Company’s sales were from shipments to customers outside the United States or to foreign locations of United States customers. Refer to Note 14 to Consolidated Financial Statements for information regarding the geographic distribution of sales.

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

Marketing of the Company’s underwater robotic vehicles is principally performed by U.S. based salaried sales personnel and a network of 24 distributors (4 are U.S. based; 20 are foreign based). The principal marketing techniques are direct sales visits to current and potential customers, product demonstrations and participation at industry trade shows and meetings.

In general, marine seismic data acquisition products are sold on standard 30-day credit terms. In certain instances, we require our customers to furnish letters of credit payable upon shipment or to provide advance payments. The SBX underwater robotic vehicle products generally are sold to distributors on standard 30-day credit terms with a 5% discount if the invoice is paid within 20 days of the billing date. In addition, sales to direct customers typically require a 40% advance deposit with the balance due prior to shipment. In certain instances, SBX requires foreign customers to furnish letters of credit payable upon receipt or acceptance of the product. In limited cases, the Company allows customers extended payment terms in all segments.

Research and Development

During fiscal years 2014, 2013 and 2012, we spent $3,999,000, $2,893,000 and $2,066,000, respectively, to develop new products and to improve existing products. The increase in research and development (“R&D”) expense in fiscal year 2014 versus 2013 is primarily due to costs associated with a joint development project with WesternGeco to develop an environmentally friendly energy source. The increase in R&D expense in fiscal year 2013 versus 2012 is also primarily due to costs associated with the WesternGeco joint development project.

Employees

As of June 30, 2014, we employed 201 people on a full-time basis, all of whom are employed in the United States. The Company is not a party to any collective bargaining agreement and has had no work stoppages. The Company believes that relations with employees are good.

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

A significant portion of our sales are attributable to a small number of customers. In fiscal year 2014, Compagnie Generale de Geophysique-Veritas, ADS, Inc. and Petroleum Geo-Services each accounted for 10% or more of consolidated sales. Several of the Company’s major customers have recently announced a reduction in their marine seismic operations, including reduction in the size of their fleets and steps to reduce costs and capital expenditures. These actions, we believe, reflect an industry-wide slowdown in the marine seismic exploration industry, the impact on the Company and the duration of which is difficult to ascertain.

Purchases of the Company’s products by these customers are typically based on a purchase order or contract relating to a specific order. The loss of any of the above customers or a significant decrease in the amount of their purchases could have a material adverse effect on the Company.

Available Information

The Company’s Internet website is: www.Bolt-Technology.com. We make available free of charge on or through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). These reports and amendments to such reports and our other SEC filings are also available on the website maintained by the SEC at www.sec.gov . Alternatively, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Executive Officers of Bolt Technology Corporation

Set forth below are the ages of and offices held by the Company’s executive officers as of September 12, 2014.

Name	Age	Present Position
Raymond M. Soto	75	Chairman, Chief Executive Officer and Director
Michael C. Hedger	59	President, Chief Operating Officer and Director; President A-G Geophysical Products, Inc.
Joseph Espeso	72	Senior Vice President — Finance, Chief Financial Officer, Treasurer, Assistant Secretary and Director
William C. Andrews	54	Senior Vice President — Administration and Compliance and Secretary; President Bolt Energy Source Division

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

The proposed merger with Teledyne may disrupt our business and, if the merger does not occur, our stock price may decline, we will have incurred significant expenses, and we may need to pay a fee to Teledyne.

As previously announced, on September 3, 2014 we entered into a merger agreement with Teledyne Technologies Incorporated (“Teledyne”) pursuant to which Teledyne will acquire all of our common stock for $22.00 per share in cash (the “Merger”). The Merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing or other key business activities, including our relationships with third parties, including customers, which may have an adverse impact on our financial performance. The merger agreement in general requires us to operate our business in the ordinary course pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute our business strategies and attain our financial goals. In addition, the merger agreement prohibits us from, among other things, declaring any further dividends, granting any stock options or restricted stock or repurchasing shares of our common stock, in each case prior to the earlier of the consummation of the Merger or the termination of the merger agreement. Additionally, we have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the Merger, which must be paid even if the Merger is not completed.

The obligation of Teledyne to complete the Merger is subject to several conditions, including the adoption of the merger agreement by the affirmative vote of the holders of at least two-thirds of our outstanding shares of common stock, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974 and other conditions customary for a transaction of this type. These conditions are described in more detail in the merger agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2014. There is no assurance that each of the conditions set forth in the merger agreement will be satisfied or that the Merger will occur when or as expected. If the Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

Under certain circumstances, if the Merger is not completed, we may be required to pay Teledyne a termination fee of $7,500,000 or pay $1,000,000 to reimburse Teledyne for its transaction related expenses.

We are involved in litigation relating to the merger agreement that could divert management’s attention and harm our business.

As described in Part I, Item 3 of this Annual Report, “Legal Proceedings”, we, Teledyne, Lightning Merger Sub, Inc. and the individual members of our board of directors have been named as defendants in a lawsuit related to the merger agreement and the proposed merger with Teledyne. This lawsuit generally alleges that in entering into the proposed transaction with Teledyne, the defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. Although we believe this lawsuit is without merit, the defense of this lawsuit may be expensive and may divert management’s attention and resources, which could adversely affect our business.

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

In our marine seismic data acquisition segments, we have a concentration of business with a small number of major customers who are independent contractors performing marine seismic surveys on behalf of major oil companies. Sales to these major customers are significant in relation to our consolidated revenues. In addition, a large percentage of our consolidated accounts receivable balance at the end of any accounting period is from these customers. Purchases of the Company’s products by these customers are typically based on a purchase order or contract relating to a specific order. The loss of any major customer or a significant decrease in the amount of its purchases could have a material and adverse impact on our results of operations and financial condition. This risk would increase if consolidation of oil service companies continues. Additional information relating to concentration of business with a small number of major customers is provided in Note 14 to Consolidated Financial Statements.

We derive a significant amount of our revenues from sales to customers in foreign countries, which pose additional risks including economic, political and other uncertainties.

Our foreign sales are significant in relation to consolidated sales. In fiscal year 2014, sales outside of the United States accounted for approximately 63% of our consolidated net sales. We believe that export sales will remain a significant percentage of our revenue. Our sales contracts are denominated in U.S. dollars. Fluctuations in foreign exchange rates could make it more difficult for our overseas customers to meet their U.S. dollar obligations. In addition, sales of our products to customers operating in foreign countries that experience political/economic instability or armed conflict could result in difficulties in delivering and installing complete seismic energy source systems within those geographic areas and receiving payment from these customers. Furthermore, restrictions under the Foreign Corrupt Practices Act or similar legislation in other countries, or trade embargoes or similar restrictions imposed by the U.S. or other countries, could limit our ability to do business in certain foreign countries. These factors could materially adversely affect our results of operations and financial condition. Refer to Note 14 to Consolidated Financial Statements for additional information relating to foreign sales.

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

Our consolidated goodwill balance at June 30, 2014 accounts for approximately 21% of our total assets at that date. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets of the business. Our goodwill balance relates exclusively to the acquisition of subsidiaries. Generally accepted accounting principles require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate non cash charge to earnings with a corresponding reduction in goodwill. Refer to Notes 1 and 5 to Consolidated Financial Statements for additional information relating to goodwill.

An impairment of other intangible assets could reduce our earnings and stockholders’ equity.

Our consolidated other intangible assets balance at June 30, 2014 accounts for approximately 7% of our total assets at that date. Other intangible assets arose primarily from the acquisition of trade name, technology and customer/distributor relationship assets in connection with the RTS and SBX acquisitions. Generally accepted accounting principles require us to test for impairment of intangible assets with definite and indefinite lives annually, or more frequently, if there are indicators of impairment. If we were to determine that any of our remaining balance of other intangible assets was impaired, we would record an immediate non cash charge to earnings with a corresponding reduction in other intangible assets. Refer to Notes 1 and 6 to Consolidated Financial Statements for additional information relating to other intangible assets.

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

The market price of our Common Stock has experienced significant fluctuations and may continue to fluctuate significantly in the future. Many factors cause the market price of our Common Stock to fluctuate, including, but not limited to (i) the volume of trading in our Common Stock, (ii) purchases and sales of our Common Stock by large institutional investors, (iii) the price of crude oil and natural gas, (iv) economic prospects for the marine seismic exploration and underwater robotics industries, (v) the Company’s actual and projected operating results and (vi) general worldwide economic and political conditions.

We have a significant contingent earnout liability relating to the acquisition of SeaBotix Inc. which may adversely affect our liquidity and financial condition and results of operations.

Under the terms of the stock purchase agreement for the acquisition of SeaBotix Inc., we may be obligated to pay additional earnout payments during the six month period ending December 31, 2014 if SBX’s annual gross revenues exceed $10,000,000 per calendar year, subject to a minimum gross profit percentage. As of June 30, 2014, the Company had accrued $2,810,000 for such potential earnout payments, based on management’s assessment of the likelihood that certain revenue levels will be achieved for the calendar year ending December 31, 2014, which is the end of the earnout period. If during the last half of calendar year 2014, management assesses that higher revenue levels are likely to be achieved, then we will need to accrue additional amounts. Such additional accrual could adversely impact our liquidity, financial condition and results of operations. Refer to Note 2 to Consolidated Financial Statements for additional information relating to the SBX earnout.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain information with respect to the Company’s principal properties.

Location	Nature of Property	Segment	Approximate Area (Sq. Feet)	Calendar Year of Lease Expiration
Norwalk, Connecticut	Manufacturing	(1)	21,600	2018
Norwalk, Connecticut	Administration/Engineering/Sales	(1)	6,600	2018
Cypress, Texas	Administration/Manufacturing/Sales	(2)	32,500	—	**
Fredericksburg, Texas	Administration/Manufacturing/Sales	(3)	8,500	2018	*
San Diego, California	Administration/Engineering/Sales	(4)	6,900	2016	*
San Diego, California	Manufacturing/Training	(4)	9,400	2018

*	These leases are related-party leases.

**	The Cypress, Texas facility is owned by the Company.

(1)	Seismic Energy Sources Segment

(2)	Underwater Cables and Connectors Segment

(3)	Seismic Energy Source Controllers Segment

(4)	Underwater Robotic Vehicles Segment

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

Item 3. Legal Proceedings

On September 10, 2014, the Company was served with a petition naming the Company, the members of the Company’s Board of Directors, Teledyne Technologies Incorporated and Lightning Merger Sub, Inc. as defendants in a complaint filed in the Superior Court of the State of Connecticut, Judicial District of Stamford-Norwalk. The case is captioned Andrew Post, on behalf of himself and all others similarly situated, as Plaintiff, v. Bolt Technology Corporation, Joseph Espeso, Michael C. Hedger, Stephen F. Ryan, Kevin M. Conlisk, Peter J. Siciliano, Gerald A. Smith, Michael H. Flynn, George R. Kabureck, Raymond M. Soto, Teledyne Technologies Inc., and Lightning Merger Sub, Inc., as Defendants. This is a purported shareholder class action lawsuit brought by one of the Company’s shareholders, on behalf of himself and others similarly situated, alleging that in entering into the proposed transaction with Teledyne, the Defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The Plaintiff seeks, among other things, to enjoin the transactions contemplated by the merger agreement and attorney’s fees. An unfavorable outcome in this lawsuit could prevent or delay the consummation of the merger, result in substantial costs to the Company, or both. It is also possible that other lawsuits may yet be filed and the Company cannot estimate any possible loss from this or future litigation at this time. The Company believes the lawsuit is without merit and intends to defend it vigorously.

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

Market Information

The Company’s Common Stock trades on The NASDAQ Global Select Market under the symbol “BOLT.” The following table sets forth the high and low sales prices for our Common Stock and dividends declared per share for the quarters indicated:

Fiscal Year 2014	High	Low	Dividends Per Share
First Quarter	$19.15	$16.85	$.09
Second Quarter	22.48	17.01	.59
Third Quarter	22.76	18.39	.09
Fourth Quarter	20.00	15.94	.09

Fiscal Year 2013	High	Low	Dividends Per Share
First Quarter	$15.50	$13.70	$.07
Second Quarter	14.86	13.36	.57
Third Quarter	17.60	14.39	.07
Fourth Quarter	17.46	14.69	.07

Holders

The number of stockholders of record at September 5, 2014 was 295. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our Common Stock is held of record in broker “street names.”

Dividends

At the Board’s November 2011, 2012 and 2013 meetings, the Board of Directors declared a special cash dividend of $1.00 (payable December 2011), $0.50 (payable December 2012), and $0.50 (payable in January 2014) per share, respectively, on its outstanding Common Stock. In January 2012, the Board authorized and approved the institution of a quarterly dividend program, with dividends payable in January, April, July and October. The quarterly dividend amount was initially set at $0.05 per common share and was increased to $0.07 per common share and $0.09 per common share at the August 2012 and 2013 Board of Director’s meetings, respectively. Total dividends paid in fiscal years 2014, 2013 and 2012 were $7,283,000, $6,550,000 and $9,005,000, respectively. The merger agreement with Teledyne prohibits the Company from declaring any further dividends prior to the earlier of the consummation of the merger or the termination of the merger agreement.

Equity Compensation Plan Information

The information required by this Item 5 with respect to Equity Compensation Plan Information is set forth in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report on Form 10-K and incorporated herein by reference.

Performance Graph

The following graph and table compare total stockholder return on our Common Stock for the five-year period ending June 30, 2014, with the Standard & Poor’s SmallCap 600 Index and ValueLine’s Oilfield Services/Equipment Index over the same period. This comparison assumes the investment of $100 on June 30, 2009. The information in the graph is being furnished pursuant to SEC rules, and the stockholder return set forth is not intended to forecast, and is not necessarily indicative of, future performance.

Comparison of Five-Year Cumulative Total Return*
Bolt Technology Corporation, Standard & Poor’s SmallCap 600 Index
and ValueLine’s Oilfield Services/Equipment Index
(Performance Results Through June 30, 2014)

*	Cumulative total return assumes reinvestment of dividends.

Assumes $100 invested at the close of trading on June 30, 2009 in Bolt Technology Corporation Common Stock, Standard & Poor’s SmallCap 600 Index and ValueLine’s Oilfield Services/Equipment Index.

	June 30,
	2009	2010	2011	2012	2013	2014
Bolt Technology Corporation	$100.00	$77.85	$110.32	$146.53	$175.64	$196.63
Standard & Poor’s SmallCap 600 Index	100.00	123.64	169.41	171.84	215.10	270.03
ValueLine’s Oilfield Services/Equipment Index	100.00	114.66	195.52	159.25	198.50	280.15

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

Item 6. Selected Financial Data

The following table has been derived from the Company’s audited financial statements and sets forth selected consolidated financial data with respect to the Company and its subsidiaries. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes provided elsewhere in this Annual Report on Form 10-K. The amounts for the fiscal years ended June 30, 2014, 2013, 2012 and 2011 reflect the acquisition of SBX as of January 1, 2011. Refer to Notes 2, 10 and 14 to Consolidated Financial Statements for further information regarding SBX.

	For the Fiscal Years Ended June 30,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Income Statement Data:
Sales	$67,515	$57,842	$52,610	$38,858	$31,485
Costs and expenses:
Cost of sales	33,126	30,916	27,872	20,138	15,942
Research and development	3,999	2,893	2,066	733	373
Selling, general and administrative	15,104	13,492	13,434	10,293	8,280
Adjustment of contingent earnout liability	2,500	500	4,500	—	—
Other income	(717)	(150)	(139)	(281)	(414)
	54,012	47,651	47,733	30,883	24,181
Income before income taxes	13,503	10,191	4,877	7,975	7,304
Provision for income taxes	5,354	3,491	2,895	2,448	2,350
Net income	$8,149	$6,700	$1,982	$5,527	$4,954
Per Share Data:
Earnings per common share:
Basic	$0.94	$0.78	$0.23	$0.65	$0.58
Diluted	$0.94	$0.78	$0.23	$0.65	$0.58
Average number of common shares outstanding:
Basic	8,665	8,609	8,592	8,511	8,596
Diluted	8,677	8,611	8,596	8,535	8,614

Cash dividends declared	$7,460	$6,725	$9,434	$—	$—
Financial data at June 30:
Working capital	$45,386	$45,323	$45,303	$48,829	$55,802
Total assets	83,663	83,086	82,714	87,740	74,821
Long term debt	—	—	—	—	—
Stockholders’ equity	72,395	70,709	69,818	77,365	71,955

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

During the past three fiscal years, the combined sales for the marine seismic data acquisition segments have improved from $37,266,000 in fiscal year 2012, to $43,124,000 in fiscal year 2013, and to $46,064,000 in fiscal year 2014. These improved sales levels reflect higher marine seismic exploration activity in fiscal years 2013 and 2014.

Several of the Company’s major customers have recently announced a reduction in their marine seismic operations, including reduction in the size of their fleets and steps to reduce costs and capital expenditures. These actions, we believe, reflect an industry-wide slowdown in the marine seismic exploration industry, the impact on the Company and the duration of which is difficult to ascertain.

In fiscal years 2012, 2013 and 2014, sales of the Company’s products in the underwater robotic vehicles segment amounted to $15,344,000, $14,718,000 and $21,451,000, respectively. Sales in these three years included large shipments to the government. SBX’s sales growth remains dependent on higher demand from its major customer groups, especially government units. It is difficult to predict the effect, if any, that governmental budgetary constraints and global political and economic uncertainties will have on SBX sales in fiscal year 2015. Refer to Notes 2 and 14 to Consolidated Financial Statements for additional information concerning SBX.

The Company had an accrued estimated contingent earnout liability to the former SBX stockholders at June 30, 2013 of $3,315,000. Earnout payments totaling $3,005,000 were made in December 2013 and based on SBX’s sales in fiscal year 2014 and anticipated sales over the remaining earnout period ending on December 31, 2014, the Company increased the estimated contingent earnout liability by $1,500,000 and $1,000,000 in December 2013 and June 2014, respectively. At June 30, 2014, the contingent earnout liability balance was $2,810,000. The $2,500,000 increase to the SBX contingent earnout liability was charged to the Consolidated Statement of Income in fiscal year 2014. In fiscal year 2013, a $500,000 increase to the contingent earnout liability was also charged to the Consolidated Statement of Income in that year. Both adjustments are a non cash item and are non deductible for income tax purposes.

The Company has a joint development effort with WesternGeco, a product line of Schlumberger, to develop an environmentally friendly energy source for marine seismic exploration surveys. This is a multi-phase development project which, if successful, could be a significant new development in the marine seismic exploration industry. Expenditures made in support of this project are recorded as research and development expense in the Consolidated Statement of Income. The Company is cautiously optimistic that the environmentally friendly energy source will be introduced to the market place in fiscal year 2015.

During the past three fiscal years, the Board of Directors, at its annual meetings, has declared special dividends ($1.00 in fiscal year 2012, and $0.50 in fiscal years 2013 and 2014). In January 2012, the Board authorized and approved the institution of a quarterly dividend program, with dividends payable in January, April, July and October. The merger agreement that we entered into with Teledyne Technologies Incorporated (“Teledyne”) prohibits the Company from declaring any further dividends prior to the earlier of the consummation of the merger or the termination of the merger agreement.

The Company’s balance sheet remained strong at June 30, 2014. Cash and cash equivalents, and working capital were $24,245,000 and $45,386,000, respectively. The Company remained debt free at June 30, 2014.

Pending Merger with Teledyne

On September 3, 2014, the Company entered into an agreement and plan of merger, pursuant to which Teledyne Technologies Incorporated (“Teledyne”) will acquire the Company (the “Merger”). At the effective time of the Merger, if consummated, each outstanding share of the Company’s common stock (including shares of restricted stock which shall vest and become free of restrictions) will be converted automatically into the right to receive $22.00 in cash, without interest. Additionally, each outstanding option to purchase common stock of the Company (whether vested or unvested) will be converted into the right to receive an amount in cash equal to the excess, if any, of $22.00 over the exercise price of such option.

During the interim period from September 3, 2014 through the consummation of the Merger, the Company is subject to certain restrictions on its business activities and is required to conduct its business in the ordinary course. In addition, the merger agreement prohibits the Company from, among other things, declaring any further dividends, granting any stock options or restricted stock or repurchasing shares of the Company’s common stock, in each case prior to the earlier of the consummation of the Merger or the termination of the merger agreement.

The consummation of the Merger is subject to customary closing conditions, including approval of the merger agreement by the holders of the requisite number of shares of Company common stock under the Connecticut Business Corporation Act, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the absence of certain governmental injunctions or legal actions, among other things, making the Merger illegal or otherwise prohibiting consummation of the Merger or the other transactions contemplated by the merger agreement, the absence of a “material adverse effect” with respect to the Company, and other conditions customary for a transaction of this type.

The merger agreement provides that the Company may not solicit competing acquisition proposals, subject to certain exceptions designed to allow the Company’s Board of Directors to fulfill its fiduciary duties. In addition, the merger agreement contains certain termination rights and provides that, upon termination of the merger agreement under specified circumstances, the Company may be required to pay Teledyne a termination fee equal to $7,500,000 and to pay Teledyne expenses up to $1,000,000.

Although there can be no assurance, the Company expects the Merger to close late in calendar year 2014 or early in calendar year 2015, subject to regulatory approval.

The Company, Teledyne, Lightning Merger Sub, Inc. and the individual members of the Company’s board of directors have been named as defendants in a lawsuit related to the merger agreement and the proposed Merger. This lawsuit generally alleges that in entering into the proposed transaction with Teledyne, the defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. Although the Company believes this lawsuit is without merit, the defense of this lawsuit may be expensive and may divert management’s attention and resources, which could adversely affect the Company’s business.

Unless expressly noted to the contrary, all forward-looking statements in this discussion and analysis of financial condition and results of operations relate to the Company on a stand-alone basis and are not reflective of the impact of the proposed merger with Teledyne.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP,” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

The Company maintains its cash and cash equivalent balances primarily with several non-banking U.S. corporations as well as with certain U.S. based financial institutions. As of June 30, 2014, the Company believes that current cash and cash equivalent balances and cash flow from operations will be adequate to meet foreseeable operating needs for fiscal year 2015.

In fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of SEC Rule 10b-18. As of June 30, 2014, the Company had repurchased 202,075 of its shares under the repurchase program at an aggregate cost of $1,926,000. The merger agreement with Teledyne prohibits the Company from repurchasing any shares prior to the earlier of the consummation of the merger or the termination of the merger agreement.

Fiscal Year Ended June 30, 2014

At June 30, 2014, the Company had $24,245,000 in cash and cash equivalents. This amount is $1,429,000 or 6% higher than the amount of cash and cash equivalents at June 30, 2013. The increase was primarily due to cash provided by operations, partially offset by dividend payments and the Company’s payment of consideration relating to the acquisition of SBX.

For the fiscal year ended June 30, 2014, cash flow provided from operating activities after changes in working capital items was $9,353,000, primarily due to net income adjusted for non cash items and lower accounts receivable, partially offset by higher inventory and lower current liabilities and SBX contingent earnout liability ($505,000). In fiscal year 2014, the Company paid $3,005,000 in contingent earnout payments to the former stockholders of SBX and increased the contingent earnout earnout liability by $2,500,000 by charging the Consolidated Statement of Income.

For the fiscal year ended June 30, 2014, cash used in investing activities was $956,000, primarily due to capital expenditures for new and replacement equipment, partially offset by proceeds from a condemnation settlement. The Company anticipates that capital expenditures for fiscal year 2015 will not exceed $1,000,000, which will be funded from operating cash flow.

For the fiscal year ended June 30, 2014, cash used in financing activities was $6,968,000, primarily due to dividends paid to stockholders ($7,283,000).

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers. At June 30, 2014 and 2013, the five customers with the highest accounts receivable balances represented 64% of the consolidated accounts receivable balances on those dates.

Fiscal Year Ended June 30, 2013

At June 30, 2013, the Company had $22,816,000 in cash and cash equivalents. This amount is $1,797,000 or 7% lower than the amount of cash and cash equivalents at June 30, 2012. The decrease was primarily due to dividend payments and the Company’s payments of consideration relating to the acquisition of SBX, partially offset by cash provided by operations.

For the fiscal year ended June 30, 2013, cash flow provided from operating activities after changes in working capital items was $5,232,000, primarily due to net income adjusted for non cash items, higher current liabilities and lower inventories, partially offset by higher accounts receivable and lower SBX contingent earnout liability ($1,685,000). In fiscal year 2013, the Company paid $2,185,000 to the former stockholders of SBX and increased the contingent earnout liability by $500,000 by charging the Consolidated Statement of Income.

For the fiscal year ended June 30, 2013, cash used in investing activities was $792,000, primarily due to capital expenditures for new and replacement equipment.

For the fiscal year ended June 30, 2013, cash used in financing activities was $6,237,000, primarily due to dividends paid to stockholders.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet financing arrangements at June 30, 2014.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at June 30, 2014. The Company is obligated for minimum lease payments as of June 30, 2014 under several operating leases for its facilities in Norwalk, Connecticut, Fredericksburg, Texas and San Diego, California as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$2,850,000	$821,000	$1,980,000	$49,000	$—

Such amounts are exclusive of any additional costs for taxes, utilities or similar charges, under triple net leases. Refer to Note 13 to Consolidated Financial Statements under “Lease Commitments” for further information regarding future payments and other information relating to such leases.

Results of Operations

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

Consolidated sales for the fiscal year ended June 30, 2014 totaled $67,515,000, an increase of $9,673,000 or 17% from the fiscal year ended June 30, 2013. The change in sales by reportable segment was as follows: seismic energy sources increased by $1,294,000 (6%), underwater cables and connectors decreased by $137,000 (1%), seismic energy source controllers increased by $1,783,000 (66%), and underwater robotic vehicles increased by $6,733,000 (46%). Higher sales in two of the three marine seismic data acquisition segments were primarily due to the shipment of a large seismic energy source system which included the first sale of the Company’s Smart Source™ digital controller. SBX generated $21,451,000 in revenue in fiscal year 2014 versus $14,718,000 in fiscal year 2013 reflecting higher sales to the U.S. Government.

Consolidated gross profit as a percentage of consolidated sales was 51% for the fiscal year ended June 30, 2014 versus 47% for the fiscal year ended June 30, 2013. The increase in the gross profit reflects higher manufacturing efficiencies associated with the 17% increase in consolidated sales.

Research and development (“R&D”) costs for the fiscal year ended June 30, 2014 increased by $1,106,000 or 38% from the fiscal year ended June 30, 2013. The increase is primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly energy source and higher R&D expense at the underwater robotics segment.

Selling, general and administrative (“SG&A”) expenses increased by $1,612,000 or 12% for the fiscal year ended June 30, 2014 from the fiscal year ended June 30, 2013, primarily due to higher compensation expense and advertising and trade shows, partially offset by lower bad debt expense and lower amortization expense for intangible assets.

The Company recorded an adjustment of contingent earnout liability of $2,500,000 and $500,000 in fiscal years 2014 and 2013, respectively, both of which are a non cash charge to the results of operations and are also a non deductible expense for income tax purposes. This liability, which relates to the SBX acquisition, is evaluated each reporting period and any change to the earnout liability is recorded in the Company’s Consolidated Statement of Income. The adjustment to the contingent earnout liability relates to management’s assessment as to the likelihood of achievement of certain revenue and gross profit margin levels during the earnout period which ends December 31, 2014. Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning SBX.

The Company conducted an annual impairment test of the A-G and RTS goodwill balances, and the results of these tests indicated that there was no impairment of the June 30, 2014 and 2013 goodwill balances. The Company conducted the annual impairment test of the SBX goodwill balance at December 31, 2013 and 2012 and the results of these tests indicated that there was no impairment. The Company also reviewed SBX goodwill at June 30, 2014 and 2013 and there were no indicators of impairment, and therefore no impairment tests were performed.

The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2013 and the test indicated no impairment. The Company reviewed intangible assets with indefinite lives at June 30, 2014 and such review did not result in any indicators of impairment, and therefore no impairment tests were performed.

The Company also reviewed other long-lived assets, including intangible assets with definite lives, for indicators of impairment. The Company’s reviews at June 30, 2014 and 2013 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Other income increased by $567,000 in the fiscal year ended June 30, 2014 from the fiscal year ended June 30, 2013 reflecting a condemnation settlement gain.

The provision for income taxes for the fiscal year ended June 30, 2014 was $5,354,000, an effective tax rate of 40%. This rate was higher than the federal statutory rate of 34%, primarily due to non-deductible expenses, including the SBX earnout charge of $2,500,000, and state income taxes, partially offset by the tax benefit associated with the domestic manufacturer’s deduction. The provision for income taxes for the fiscal year ended June 30, 2013 was $3,491,000, an effective tax rate of 34%. This rate was the same as the federal statutory rate of 34%, primarily due to non-deductible expenses, including the SBX earnout charge of $500,000, and state income taxes, offset by the tax benefit associated with the domestic manufacturer’s deduction.

The above mentioned factors resulted in net income for the fiscal year ended June 30, 2014 of $8,149,000 compared to net income of $6,700,000 for the fiscal year ended June 30, 2013.

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

Research and development (“R&D”) costs for the fiscal year ended June 30, 2013 increased by $827,000 or 40% from the fiscal year ended June 30, 2012. The increase is primarily due to costs associated with the joint development effort with WesternGeco to develop an environmentally friendly energy source.

Selling, general and administrative (“SG&A”) expenses increased by $58,000 for the fiscal year ended June 30, 2013 from the fiscal year ended June 30, 2012, primarily due to higher compensation expense, partially offset by lower travel and entertainment expense and lower amortization expense for intangible assets.

The Company recorded an adjustment of contingent earnout liability of $500,000 and $4,500,000 in the fourth quarter of fiscal years 2013 and 2012, respectively, both of which are a non cash charge to the results of operations and are also a non deductible expense for income tax purposes. This liability, which relates to the SBX acquisition, is evaluated each reporting period and any change to the earnout liability is recorded in the Company’s Consolidated Statement of Income. The adjustment to the contingent earnout liability relates to management’s assessment as to the likelihood of achievement of certain revenue and gross profit margin levels during the earnout period which ends December 31, 2014. Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning SBX.

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

Other income increased by $11,000 or 8% in the fiscal year ended June 30, 2013 from the fiscal year ended June 30, 2012 reflecting higher interest rates earned on the Company’s cash and cash equivalent balances.

The provision for income taxes for the fiscal year ended June 30, 2013 was $3,491,000, an effective tax rate of 34%. This rate was the same as the federal statutory rate of 34%, primarily due to the non deductible expenses, including the SBX earnout charge of $500,000 and state income taxes, offset by the tax benefit associated with the domestic manufacturer’s deduction. The provision for income taxes for the fiscal year ended June 30, 2012 was $2,895,000, an effective tax rate of 59%. This rate was higher than the federal statutory rate of 34%, primarily due to non-deductible expenses, including the SBX earnout charge of $4,500,000, partially offset by the tax benefit associated with the domestic manufacturer’s deduction and the R&D tax credit.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the inventory valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed. During the fiscal year ended June 30, 2014, the inventory valuation reserve increased by a net amount of $68,000, reflecting an increase in the inventory valuation reserve in the amount of $730,000 and a decrease due to scrapped inventory in the amount of $662,000.

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

The Company had an accrued estimated contingent earnout liability to the former SBX stockholders at June 30, 2013 of $3,315,000. Earnout payments totaling $3,005,000 were made in January 2014. Based on SBX’s sales in fiscal year 2014 and anticipated sales over the remaining earnout period ending on December 31, 2014, the Company increased the estimated contingent earnout liability by $2,500,000 in fiscal year 2014. At June 30, 2014, the contingent earnout liability balance was $2,810,000. The $2,500,000 increase to the SBX contingent earnout liability was charged to the Consolidated Statement of Income in fiscal year 2014. In fiscal year 2013, a $500,000 increase to the contingent earnout liability was made which was also charged to the Consolidated Statement of Income in that year. Both adjustments are a non cash item and are non deductible for income tax purposes.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment were to change, a charge or a benefit would be recorded in the Consolidated Statement of Income. The Company concluded that no deferred tax valuation allowance was necessary at June 30, 2014 and 2013 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Impairment Testing of Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. A-G and RTS goodwill was tested for impairment and the tests indicated no impairment of the goodwill balances at June 30, 2014 and 2013. SBX goodwill was tested for impairment at December 31, 2013 and 2012 and the tests indicated no impairment of the goodwill balance.

Goodwill represents approximately 21% of the Company’s total assets at June 30, 2014. The evaluation of goodwill is thus a significant estimate by management. Even if management’s estimate were incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting. Refer to Notes 1, 2 and 5 to Consolidated Financial Statements for additional information concerning goodwill.

Intangible assets with indefinite lives must be tested annually, or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2013 and 2012 and the tests indicated no impairment. The Company reviewed intangible assets with indefinite lives at June 30, 2014 and 2013 and such reviews did not result in any indicators of impairment.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews for the impairment of these assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of June 30, 2014 and 2013 did not result in any indicators of impairment, and therefore no impairment tests were performed.

Recent Accounting Developments

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 8. Financial Statements and Supplementary Data

The information required under this Item 8 is set forth on pages F- 1 through F- 26 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the Company’s disclosure controls and procedures as of June 30, 2014. Based upon the results of such evaluation, the chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Refer to page F- 1 of this Report for Management’s Report on Internal Control Over Financial Reporting and page F- 2 of this Report for the Report of Independent Registered Public Accounting Firm on the effectiveness of the Company’s internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “General Information Relating to the Board of Directors” in the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Definitive Proxy Statement”). However, if the Definitive Proxy Statement is not filed within such 120-day period, information with respect to directors, executive officers and corporate governance required by Item 10 will be filed as part of an amendment to this Form 10-K no later than the end of the 120-day period.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing under the captions “Executive Compensation” and “General Information Relating to the Board of Directors” in the Definitive Proxy Statement. However, if the Definitive Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, information with respect to executive compensation required by Item 11 will be filed as part of an amendment to this Form 10-K no later than the end of the 120-day period.

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

The following table sets forth aggregate information at June 30, 2014 for the 2006 Plan and the 2012 Plan:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	158,600	$16.50	606,375
Equity compensation plans not approved by security holders	—	—	—
Total	158,600	$16.50	606,375

The 2006 Plan provided that 750,000 shares of Common Stock may be used for grants of stock options and restricted stock awards, of which up to 225,000 shares of Common Stock could be used for restricted stock awards.

The 2012 Plan provides that 750,000 shares of Common Stock may be used for equity awards under the 2012 Plan of either stock options or restricted stock grants or any combination thereof. During fiscal year 2014 and 2013, 33,100 and 5,200 shares of restricted stock were awarded at an average fair value of $18.67 and $14.49, respectively, at date of grant. Under the 2012 Plan, 750 shares and no shares of restricted stock were forfeited in fiscal years 2014 and 2013, respectively. At June 30, 2014, 606,375 shares of Common Stock remained available for issuance of either stock option or restricted stock awards under the 2012 Plan. The merger agreement with Teledyne prohibits the Company from granting any stock options or restricted stock prior to the earlier of the consummation of the merger or the termination of the merger agreement.

The information required by Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the information appearing under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Definitive Proxy Statement. However, if the Definitive Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, information with respect to the security ownership of certain beneficial owners and management required by Item 12 will be filed as part of an amendment to this Form 10-K no later than the end of the 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “General Information Relating to the Board of Directors” in the Definitive Proxy Statement. However, if the Definitive Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, information with respect to certain relationships and related transactions, and director independence required by Item 13 will be filed as part of an amendment to this Form 10-K no later than the end of the 120-day period.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Relationship with Independent Accountants” in the Definitive Proxy Statement. However, if the Definitive Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, information with respect to principal accounting fees and services required by Item 14 will be filed as part of an amendment to this Form 10-K no later than the end of the 120-day period.

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

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and among Teledyne Technologies Incorporated, Lightning Merger Sub, Inc. and Bolt Technology Corporation, dated September 3, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K Current Report, SEC File No. 001-12075, dated September 3, 2014 and filed with the Commission on September 3, 2014).
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).

Exhibit No.	Description
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075); Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Raymond M. Soto dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporating Amendment) (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†
10.8	Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Michael C. Hedger dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporating Amendment) (incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).†
10.9	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).
10.11	Bolt Technology Corporation 2012 Stock Incentive Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8, SEC File No. 333-185190, dated and filed with the Commission on November 29, 2012).†
10.12	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2013, SEC File No. 001-12075) .†
10.13	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 2013, SEC File No. 001-12075).†
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*

Exhibit No.	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and June 30, 2013, (ii) Consolidated Statements of Income for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, (iv) Notes to Consolidated Financial Statements and (v) Schedule II — Valuation and Qualifying Accounts.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION

Date: September 12, 2014	By:	/s/ Raymond M. Soto
Raymond M. Soto
(Chairman of the Board and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond M. Soto	Chairman of the Board, Chief Executive Officer and Director	September 12, 2014
(Raymond M. Soto)	(Principal Executive Officer)

/s/ Michael C. Hedger	President, Chief Operating Officer and Director	September 12, 2014
(Michael C. Hedger)

/s/ Joseph Espeso	Senior Vice President — Finance, Chief Financial Officer and Director	September 12, 2014
(Joseph Espeso)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin M. Conlisk	Director	September 12, 2014
(Kevin M. Conlisk)

/s/ Michael H. Flynn	Director	September 12, 2014
(Michael H. Flynn)

/s/ George R. Kabureck	Director	September 12, 2014
(George R. Kabureck)

/s/ Stephen F. Ryan	Director	September 12, 2014
(Stephen F. Ryan)

/s/ Peter J. Siciliano	Director	September 12, 2014
(Peter J. Siciliano)

/s/ Gerald A. Smith	Director	September 12, 2014
(Gerald A. Smith)

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

The management of Bolt Technology Corporation, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of June 30, 2014 based upon criteria set forth in the “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our assessment, we believe that, as of June 30, 2014, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by McGladrey LLP, our independent registered public accounting firm, as stated in their report which appears on page F- 2 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bolt Technology Corporation

We have audited Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Bolt Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bolt Technology Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2014 and our report dated September 12, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Stamford, Connecticut

September 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bolt Technology Corporation

We have audited the accompanying consolidated balance sheets of Bolt Technology Corporation and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule of Bolt Technology Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bolt Technology Corporation and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bolt Technology Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated September 12, 2014, expressed an unqualified opinion on the effectiveness of Bolt Technology Corporation and subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP

Stamford, Connecticut

September 12, 2014

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$24,245,000	$22,816,000
Accounts receivable, less allowance for uncollectible accounts of $129,000 in 2014 and $255,000 in 2013	7,568,000	12,308,000
Inventories	20,812,000	17,137,000
Deferred income taxes	498,000	478,000
Other current assets	1,360,000	981,000
Total current assets	54,483,000	53,720,000
Property, Plant and Equipment, net	5,544,000	4,922,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	6,172,000	6,967,000
Other Assets	237,000	250,000
Total assets	$83,663,000	$83,086,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,645,000	$2,295,000
Accrued expenses	3,861,000	3,712,000
Contingent earnout liability	2,810,000	1,715,000
Dividends payable	781,000	604,000
Income taxes payable	—	72,000
Total current liabilities	9,097,000	8,398,000
Non-current portion of contingent earnout liability	—	1,600,000
Deferred Income Taxes	2,171,000	2,379,000
Total liabilities	11,268,000	12,377,000
Stockholders’ Equity:
Common stock, no par value, authorized 20,000,000 shares; issued 8,878,049 shares (8,828,103 shares in 2013)	33,207,000	32,210,000
Retained Earnings	41,114,000	40,425,000
Treasury Stock, at cost, 202,075 shares	(1,926,000)	(1,926,000)
Total stockholders’ equity	72,395,000	70,709,000
Total liabilities and stockholders’ equity	$83,663,000	$83,086,000

Refer to Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2014	2013	2012
Revenues:
Sales	$67,515,000	$57,842,000	$52,610,000
Costs and Expenses:
Cost of sales	33,126,000	30,916,000	27,872,000
Research and development	3,999,000	2,893,000	2,066,000
Selling, general and administrative	15,104,000	13,492,000	13,434,000
Adjustment of contingent earnout liability	2,500,000	500,000	4,500,000
Other income	(717,000)	(150,000)	(139,000)
	54,012,000	47,651,000	47,733,000
Income before income taxes	13,503,000	10,191,000	4,877,000
Provision for income taxes	5,354,000	3,491,000	2,895,000
Net income	$8,149,000	$6,700,000	$1,982,000
Earnings Per Share:
Basic	$.94	$.78	$.23
Diluted	$.94	$.78	$.23
Average number of common shares outstanding:
Basic	8,664,967	8,608,694	8,592,193
Diluted	8,677,306	8,611,482	8,595,602

Refer to Notes to Consolidated Financial Statements.

 BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$8,149,000	$6,700,000	$1,982,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,649,000	1,670,000	1,628,000
Deferred income taxes	(258,000)	(270,000)	15,000
Stock based compensation expense	712,000	736,000	775,000
Gain on condemnation settlement	(507,000)	—	—
Change in operating assets and liabilities, net of SeaBotix Inc. acquisition effect in 2011:
Accounts receivable	4,740,000	(3,439,000)	(945,000)
Inventories	(3,675,000)	571,000	(1,707,000)
Other assets	(379,000)	(92,000)	(148,000)
Accounts payable	(650,000)	875,000	989,000
Accrued expenses	149,000	507,000	672,000
Contingent earnout liability	(505,000)	(1,685,000)	4,500,000
Income taxes payable	(72,000)	(341,000)	164,000
Net cash provided by operating activities	9,353,000	5,232,000	7,925,000
Cash Flows From Investing Activities:
Purchase of SeaBotix Inc.*	—	—	(1,560,000)
Proceeds from condemnation settlement	529,000	—	—
Capital expenditures and other non-current assets	(1,485,000)	(792,000)	(1,060,000)
Net cash used by investing activities	(956,000)	(792,000)	(2,620,000)
Cash Flows From Financing Activities:
Purchase of SeaBotix Inc.**	—	—	(2,500,000)
Dividends paid	(7,283,000)	(6,550,000)	(9,005,000)
Purchase of treasury stock	—	—	(966,000)
Exercise of stock options	142,000	286,000	79,000
Tax asset from vested restricted stock and stock options exercised	173,000	27,000	17,000
Net cash used by financing activities	(6,968,000)	(6,237,000)	(12,375,000)
Net increase (decrease) in cash and cash equivalents	1,429,000	(1,797,000)	(7,070,000)
Cash and cash equivalents at beginning of year	22,816,000	24,613,000	31,683,000
Cash and cash equivalents at end of year	$24,245,000	$22,816,000	$24,613,000
Supplemental disclosure of cash flow information:
Cash transactions:
Income taxes paid	$6,320,000	$4,209,000	$2,562,000
Non cash transactions:
Transfer of property, plant and equipment to inventory	$—	$—	$627,000

* Payment of SeaBotix Inc. purchase price holdback ($500,000) and pro forma working capital adjustment ($1,060,000)

**Acquisition date fair value of contingent earnout payments

Refer to Notes to Consolidated Financial Statements.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

The Company develops, manufactures and sells marine seismic data acquisition equipment and underwater remotely operated robotic vehicles, and consists of four operating units (each a separate reportable segment): Bolt Technology Corporation (“Bolt”), A-G Geophysical Products, Inc. (“A-G”), Real Time Systems Inc. (“RTS”) and SeaBotix Inc. (“SBX”). The Bolt seismic energy sources segment develops, manufactures and sells marine seismic energy sources (air guns) and replacement parts. The A-G underwater cables and connectors segment develops, manufactures and sells underwater cables, connectors, hydrophones, depth and pressure transducers and seismic source monitoring systems. The RTS seismic energy source controllers segment develops, manufactures and sells air gun controllers/synchronizers, data loggers and auxiliary equipment. The SBX underwater robotic vehicles segment develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. Refer to Note 14 to Consolidated Financial Statements for additional information concerning reportable segments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Refer to Note 13 to Consolidated Financial Statements for additional information regarding concentration of cash and cash equivalent balances.

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

The Company conducted an assessment of qualitative factors regarding the A-G reporting unit at June 30, 2014 and 2013. The qualitative assessments indicated no impairment of the A-G goodwill balance at June 30, 2014 and 2013.

For the RTS reporting unit, the Company performed the quantitative impairment test at June 30, 2014 and 2013. The estimated fair value of the RTS reporting unit was determined utilizing the capitalized cash flow method and the market price method. The capitalized cash flow method relies on historical financial performance, an estimate of the long-term growth rate in free cash flows and a determination of the weighted average cost of capital for the unit. The market price method gives consideration to the prices paid for publicly traded stocks of comparable companies. The impairment tests for the RTS reporting unit indicated no impairment of the goodwill balance at June 30, 2014 and 2013.

Goodwill relating to the SBX acquisition was tested for impairment at December 31, 2013 and 2012 using the capitalized cash flow method and the market price method, as well as the discounted cash flow method, and the tests indicated no impairment of the goodwill balance. The discounted cash flow method relies on the estimated future cash flows that are discounted back to their present value using a risk-adjusted discount rate to arrive at an estimated value of the reporting unit. The Company’s review of the SBX goodwill balance at June 30, 2014 did not result in any indicators of impairment.

Intangible assets with indefinite lives must be tested annually or more frequently if there are indicators of impairment, to determine if events and circumstances still justify the carrying value of such asset. The test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized equal to the excess of the carrying amount over the fair value. Any such loss would be recognized in the period in which the impairment arose. The SBX intangible asset with an indefinite life was tested for impairment at December 31, 2013 and 2012 and the tests indicated no impairment. The Company reviewed intangible assets with indefinite lives at June 30, 2014 and 2013 and such reviews did not result in any indicators of impairment, and therefore no impairment tests were performed.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Any such impairment is measured based on the difference between the fair value and the carrying value of the asset and would be recognized in the Company’s results of operations in the period in which the impairment loss arose. The Company’s reviews as of June 30, 2014 and 2013 did not result in any indicators of impairment, and therefore no impairment tests were performed.

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

Refer to Note 9 to Consolidated Financial Statements for additional information concerning the provision for income taxes and deferred tax accounts.

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

	Fiscal Years Ended June 30,
	2014	2013	2012
Net income available to common stockholders	$8,149,000	$6,700,000	$1,982,000
Divided by:
Weighted average common shares	8,664,967	8,608,694	8,592,193
Weighted average common share equivalents	12,339	2,788	3,409
Total weighted average common shares and common share equivalents	8,677,306	8,611,482	8,595,602
Basic earnings per share	$.94	$.78	$.23
Diluted earnings per share	$.94	$.78	$.23

For the fiscal years ended June 30, 2014 and 2012, the calculations do not include options to acquire 58,900 shares and 62,000 shares, respectively, since the inclusion of these shares would have been anti-dilutive. For the fiscal year ended June 30, 2013, the calculation included all options to acquire shares because they were all dilutive.

Reclassification

Certain amounts in the Consolidated Balance Sheet at June 30, 2013 and the Consolidated Statement of Cash Flows for the fiscal year ended June 30, 2013 have been reclassified to conform to the current period classification.

Recent Accounting Developments

None.

Note 2 — SeaBotix Inc. Acquisition

The Company acquired all of the outstanding shares of capital stock of SeaBotix Inc. effective January 1, 2011. SBX develops, manufactures and sells underwater remotely operated robotic vehicles used for a variety of underwater tasks. Bolt acquired SBX because it believes that, within its market category, its products have superior qualities and usefulness to customers, including in the oil and gas industry. SBX’s results of operations were consolidated with Bolt effective January 1, 2011 and this subsidiary constitutes a separate reportable segment. Refer to Note 14 to Consolidated Financial Statements for SBX segment information.

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

In fiscal years 2014, 2013 and 2012, the Company increased the contingent earnout liability by $2,500,000, $500,000, and $4,500,000, respectively, and the amounts were charged to the Consolidated Statement of Income. These charges are non deductible for income tax purposes. These amounts are not included in the total purchase price of $16,060,000.

Set forth below is a summary of the activity in the contingent earnout liability (all amounts represent fair values) from the date of closing to June 30, 2014:

Contingent Earnout Liability
Balance at closing	$5,000,000
Earnout paid in fiscal year 2011	(2,000,000)
Balance at June 30, 2011	3,000,000
Earnout paid in fiscal year 2012	(2,500,000)
Increase to contingent earnout liability in June 2012	4,500,000
Balance at June 30, 2012	5,000,000
Earnout paid in fiscal year 2013	(2,185,000)
Increase to contingent earnout liability in June 2013	500,000
Balance at June 30, 2013	3,315,000
Earnout paid in fiscal year 2014	(3,005,000)
Increase to contingent earnout liability in December 2013	1,500,000
Increase to contingent earnout liability in June 2014	1,000,000
Balance at June 30, 2014	$2,810,000 *

*	Refer to Note 10 to Consolidated Financial Statements for further information concerning the SBX contingent earnout liability.

As of June 30, 2014, the Company has paid $9,690,000 in earnout payments and has an accrual of $2,810,000 to cover anticipated earnout payments over the remaining earnout period which ends on December 31, 2014.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SeaBotix Inc. Acquisition – (continued)

Earnout payments equal to 15.5% of annual gross revenues are payable if SBX generates annual gross revenues in excess of $10,000,000 and maintains a certain gross profit percentage for calendar year 2014. If the Company estimates that it is more likely than not that these future earnout payments will exceed $2,810,000, the Company would have to increase the contingent earnout liability by the anticipated additional amount of the earnout payments. Such increase would result in a non cash charge to the Consolidated Statement of Income.

The $2,810,000 contingent earnout liability at June 30, 2014 was estimated by the Company based upon projected SBX revenues and gross margin thresholds for calendar year 2014. The calculation is based on an analysis using a probability approach for three performance outcomes for the year. The Company is required to reassess the fair value of the contingent earnout liability on a recurring basis. Should a determination be made that the contingent earnout liability requires adjustment, a charge or credit will be made in the Consolidated Statement of Income in the period in which the adjustment is required.

The following table summarizes key information underlying SBX’s identifiable intangible assets related to the acquisition:

Category	Life	Amount	Annual Amortization
Trade name	Indefinite	$1,200,000	$—
Acquired technology	6 – 15 years	5,900,000	583,000
Customer and distributor relationships	7 years	1,400,000	200,000
Total		$8,500,000	$783,000

Note 3 — Inventories

Inventories at June 30 consist of the following:

	2014	2013
Raw materials and sub-assemblies	$18,077,000	$15,268,000
Work-in-process	3,429,000	2,495,000
	21,506,000	17,763,000
Less – Reserve for inventory valuation	(694,000)	(626,000)
	$20,812,000	$17,137,000

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the fiscal year ended June 30, 2014, the inventory valuation reserve increased by an amount of $68,000.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Property, Plant and Equipment

Property, plant and equipment at June 30 consist of the following:

	2014	2013
Land	$232,000	$253,000
Buildings	1,885,000	1,203,000
Leasehold improvements	1,362,000	1,198,000
Machinery and equipment	11,874,000	11,240,000
	15,353,000	13,894,000
Less – accumulated depreciation	(9,809,000)	(8,972,000)
	$5,544,000	$4,922,000

Depreciation expense for the years ended June 30, 2014 and 2013 amounted to $837,000 and $699,000, respectively.

Note 5 — Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at June 30, 2014 and 2013 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 21% of the Company’s total assets at June 30, 2014 and thus the evaluation of goodwill impairment is a significant estimate by management.

Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning goodwill.

Note 6 — Other Intangible Assets

Other intangible assets at June 30 consist of the following:

	Useful Life	2014	2013
Trade names	Indefinite	$1,425,000	$1,425,000
License	5.5 years	570,000	570,000
Non-compete agreements	6 years	647,000	647,000
Technology	6 – 15 years	6,170,000	6,170,000
Customer & distributor relationships	7 years	1,400,000	1,400,000
Other	n.a.	117,000	100,000
		10,329,000	10,312,000
Less accumulated amortization		(4,157,000)	(3,345,000)
		$6,172,000	$6,967,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Other Intangible Assets – (continued)

Other intangible assets consist mainly of intangible assets acquired in the purchases of RTS ($1,712,000 on July 1, 2007) and SBX ($8,500,000 on January 1, 2011). The major portion of these assets ($8,787,000) is being amortized using the straight-line method. Intangible asset amortization for fiscal years 2014 and 2013 amounted to $812,000 and $971,000, respectively. A summary of the estimated amortization expense for the next five years is as follows:

Fiscal years ended June 30,
2015	$812,000
2016	$812,000
2017	$639,000
2018	$367,000
2019	$267,000

Refer to Notes 1 and 2 to Consolidated Financial Statements for additional information concerning other intangible assets.

Note 7 — Accrued Expenses

Accrued expenses at June 30 consist of the following:

	2014	2013
Accrued research and development	$908,000	$470,000
Compensation and related taxes	1,173,000	1,318,000
Compensated absences	705,000	692,000
Commissions payable	343,000	535,000
Accrued professional fees	345,000	294,000
Customer deposits	254,000	192,000
Other	133,000	211,000
	$3,861,000	$3,712,000

Note 8 — Other Income

Other income consists of the following for the three years ended June 30:

	2014	2013	2012
Gain on condemnation settlement	$(507,000)	$—	$—
Interest income	(210,000)	(150,000)	(139,000)
	$(717,000)	$(150,000)	$(139,000)

Note 9 — Income Taxes

Income tax expense consists of the following for the three years ended June 30:

	2014	2013	2012
Current:
Federal	$5,090,000	$3,623,000	$2,733,000
State	522,000	138,000	147,000
Deferred:
Federal	(258,000)	(358,000)	(13,000)
State	—	88,000	28,000
Income tax expense	$5,354,000	$3,491,000	$2,895,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Income Taxes – (continued)

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes is as follows:

	Years Ended June 30,
	2014	2013	2012
Statutory rate	34%	34%	34%
Exempt income from domestic manufacturer’s deduction	(4)	(4)	(6)
Research and development tax credit	—	—	(4)
Non deductible expenses:
Adjustment to fair value of contingent earnout liability	6	3	31
Other	1	—	2
State taxes	3	1	2
Effective rate	40%	34%	59%

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred income tax asset and liability accounts were as follows at June 30:

	2014	2013
Net deferred tax asset – current:
Inventory valuation reserve	$243,000	$221,000
Allowance for uncollectible accounts	44,000	88,000
Unicap	150,000	128,000
Other, net	61,000	41,000
Total	$498,000	$478,000
Net deferred tax liability – non-current:
Stock options and restricted stock	$162,000	$163,000
Amortization of intangible assets	291,000	326,000
Intangible assets acquired, net	(1,832,000)	(2,145,000)
Property, plant and equipment depreciation	(285,000)	(304,000)
Amortization of goodwill	(507,000)	(433,000)
Other, net	-	14,000
Total	$(2,171,000)	$(2,379,000)

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not” criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes in the Company’s financial statements at June 30, 2014 and 2013. There were no unallocated tax reserves at June 30, 2014 and 2013. The Company’s federal income tax returns for fiscal years prior to 2011 are no longer subject to examination by the Internal Revenue Service.

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

The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

•	Level 1 — Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•	Level 2 — Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•	Level 3 — Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

Set forth below is a summary of liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
At June 30, 2014 – Contingent earnout liability	$—	$—	$2,810,000	$2,810,000
At June 30, 2013 – Contingent earnout liability	$—	$—	$3,315,000	$3,315,000

This liability relates to the estimated fair value of earnout payments to former SeaBotix Inc. stockholders for the earnout period ending December 31, 2014. The fair value of the contingent earnout liability at June 30, 2014 is $2,810,000, which is a current liability. The current and non-current portions of the fair value of the contingent earnout liability at June 30, 2013 are $1,715,000 and $1,600,000, respectively. Refer to Note 2 to Consolidated Financial Statements for SeaBotix Inc. acquisition information.

Set forth below are the changes in the Level 3 liability from June 30, 2013 to June 30, 2014:

Fair Value of Contingent Earnout Liability
Balance at June 30, 2013	$3,315,000
Adjustment to contingent earnout liability	2,500,000
Cash payment for achieving performance threshold	(3,005,000)
Balance at June 30, 2014	$2,810,000

The Company determined the fair value of the contingent earnout liability at June 30, 2014 using a probability weighted approach. The principal inputs to the approach include expectations of the specific business’s revenue for the last two quarters of calendar year 2014 and the probability of achieving required gross margin thresholds. Given the use of significant inputs that are not observable in the market, the contingent liability is classified within Level 3 of the fair value hierarchy. There were no significant changes to this methodology during the year ended June 30, 2014.

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

Under the 2012 Plan, non-qualified or compensatory stock options may be granted and awards of restricted stock may be made to non-employee directors at the discretion of the compensation committee, for up to a combined annual maximum of 3,000 shares of Common Stock per non-employee director. Under the terms of the 2012 Plan, no stock options or restricted stock can be granted subsequent to June 30, 2022. The merger agreement with Teledyne prohibits the Company from granting any stock options or restricted stock prior to the earlier of the consummation of the merger or the termination of the merger agreement.

Stock Options

The aggregate compensation expense for stock options, using the Black-Scholes option-pricing model, for outstanding grants under the 2006 Plan and the 2012 Plan was $2,184,000 as of the option grant dates. This expense, which is a non cash item, is being recognized in the Company’s financial statements over the four-year vesting period. Stock option compensation expense was $192,000, $244,000 and $302,000 for the years ended June 30, 2014, 2013 and 2012, respectively. Unrecognized compensation expense for stock options at June 30, 2014 amounted to $318,000 and the weighted average period for recognizing this expense is 3.3 years.

A summary of changes in stock options during the fiscal year ended June 30, 2014 is as follows:

	2012 Plan		2006 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2013	50,000	$15.43	83,425	$12.33
Granted	60,000	$21.16	—	$—
Exercised	(875)	$15.43	(28,000)	$(12.29)
Forfeitures	(3,925)	$(17.47)	(2,025)	$(12.89)
Expired	—	$—	—	$—
Options outstanding at June 30, 2014	105,200	$18.62	53,400	$12.33

The weighted average remaining contractual life of options outstanding at June 30, 2014 was 3.6 years.

During the fiscal year ended June 30, 2014, stock option grants for 60,000 shares were awarded in January 2014 under the 2012 Plan. The fair value per share of options granted in January 2014 was $1.88, as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

January 2014 Grant
Expected dividend yield	3.87%
Stock price volatility	19%
Expected life (years)	5 years
Expected forfeiture rate	0%
Risk-free interest rate	0.8%

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stock Options and Restricted Stock – (continued)

At June 30, 2014, the aggregate intrinsic value for outstanding options was $293,000 because the market price at June 30, 2014 was higher than the weighted average exercise price of such options. The expiration dates for the outstanding options at June 30, 2014 are as follows:

Expiration Date of Option	Number of Shares
November 2014	1,875
November 2015	4,500
November 2016	11,250
January 2017	35,775
January 2018	46,600
January 2019	58,600
Total	158,600

Options exercisable at June 30, 2014 totaled 28,350 shares, consisting of 25,725 qualified stock options and 2,625 non-qualified stock options.

The fair value of options vested during fiscal year 2014 (35,075 shares), 2013 (37,263 shares) and 2012 (43,124 shares) was $718,000, $544,000 and $490,000, respectively. During fiscal year 2014, 2013 and 2012, 28,875, 53,438 and 11,250 options were exercised, respectively. The weighted average exercise price of exercisable options as of June 30, 2014 was $13.71. At June 30, 2014, the aggregate intrinsic value of exercisable options was $132,000 because the market price at June 30, 2014 was higher than the weighted average exercise price of exercisable options. The weighted average remaining contractual life of exercisable options at June 30, 2014 was 2.8 years.

Restricted Stock

During fiscal year 2014, 33,100 shares of restricted stock were granted under the 2012 Plan. Of these shares, 28,000, 600, and 4,500 shares vest over a five-year period, three-year period and one-year period, respectively, and the cost to the recipients is zero. The aggregate compensation cost for restricted stock granted in fiscal years 2014, 2013 and 2012 was $618,000, $479,000 and $432,000 as of the grant dates, respectively. This compensation expense, which is a non cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant. Restricted stock compensation expense was $520,000, $492,000 and $473,000 for the years ended June 30, 2014, 2013 and 2012, respectively. Unrecognized compensation expense for restricted stock at June 30, 2013 amounted to $988,000.

A summary of changes in restricted stock awards during the fiscal year ended June 30, 2014 is as follows:

	2012 Plan		2006 Plan
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards outstanding at June 30, 2013	5,200	$14.49	91,100	$12.52
Granted	33,100	$18.67	—	$—
Vested	(3,600)	$14.33	(30,300)	$12.61
Forfeited	(750)	$17.95	—	$—
Unvested restricted stock awards outstanding at June 30, 2014	33,950	$18.51	60,800	$12.47

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

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for each of the three fiscal years ended June 30, 2014, 2013 and 2012 were as follows:

	Common Stock		Treasury Stock		Retained Earnings	Total
	Shares	Amount	Shares	Amount	Amount	Amount
Balance June 30, 2011	8,727,143	$30,423,000	108,121	$(960,000)	$47,902,000	$77,365,000
Restricted stock grants	40,300	—	—	—	—	—
Restricted stock forfeitures	(12,360)	—	—	—	—	—
Stock based compensation expense	—	775,000	—	—	—	775,000
Stock options exercised	11,250	79,000	—	—	—	79,000
Purchase of treasury stock	—	—	93,954	(966,000)	—	(966,000)
Tax asset from vested restricted stock and stock options exercised	—	17,000	—	—	—	17,000
Net income	—	—	—	—	1,982,000	1,982,000
Dividends ($1.10 per share)					(9,434,000)	(9,434,000)
Balance June 30, 2012	8,766,333	31,294,000	202,075	(1,926,000)	40,450,000	69,818,000
Restricted stock grants	32,300	—	—	—	—	—
Restricted stock forfeitures	(460)	—	—	—	—	—
Stock based compensation expense	—	736,000	—	—	—	736,000
Stock options exercised	29,930	286,000	—	—	—	286,000
Tax asset from vested restricted stock and stock options exercised	—	27,000	—	—	—	27,000
Expiration of non-qualified stock options	—	(133,000)	—	—	—	(133,000)
Net income	—	—	—	—	6,700,000	6,700,000
Dividends ($0.78 per share)	—	—	—	—	(6,725,000)	(6,725,000)
Balance June 30, 2013	8,828,103	32,210,000	202,075	(1,926,000)	40,425,000	70,709,000
Restricted stock grants	33,100	—	—	—	—	—
Restricted stock forfeitures	(750)	—	—	—	—	—
Stock based compensation expense	—	712,000	—	—	—	712,000
Stock options exercised	17,596	142,000	—	—	—	142,000
Tax asset from vested restricted stock and stock options exercised	—	173,000	—	—	—	173,000
Expiration of non-qualified stock options	—	(30,000)	—	—	—	(30,000)
Net income	—	—	—	—	8,149,000	8,149,000
Dividends ($0.86 per share)	—	—	—	—	(7,460,000)	(7,460,000)
Balance June 30, 2014	8,878,049	$33,207,000	202,075	$(1,926,000)	$41,114,000	$72,395,000

At June 30, 2014 and 2013, 20,000,000 shares of Common Stock, no par value, were authorized.

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at anytime or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities and Exchange Commission Rule 10b-18. In fiscal year 2014 and 2013, the Company did not purchase any shares of its Common Stock. In fiscal year 2012, the Company purchased 93,954 shares of its Common Stock at an average price of $10.28 per share. In fiscal year 2011, the Company purchased 98,629 shares of its Common Stock at an average price of $8.90 per share. All purchases were made on the open market with cash held by the Company and no debt was incurred. At June 30, 2014 the Company had 8,676,724 shares of Common Stock outstanding and the aggregate shares repurchased under the program since inception represented 2.33% of outstanding shares at that date. The merger agreement with Teledyne prohibits the Company from repurchasing any shares prior to the earlier of the consummation of the merger or the termination of the merger agreement.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity – (continued)

In November 2011, the Company’s Board of Directors declared a special dividend of $1.00 per share on the Company’s outstanding Common Stock which was paid on December 20, 2011 to stockholders of record on December 6, 2011, in the aggregate amount of $8,576,000. In November 2012, the Company’s Board of Directors declared a special dividend of $0.50 per share on the Company’s outstanding Common Stock which was paid on December 18, 2012 to stockholders of record on December 4, 2012, in the aggregate amount of $4,312,000. In November 2013, the Company’s Board of Directors declared a special dividend of $0.50 per share on the Company’s outstanding Common Stock which was paid on January 15, 2014 to stockholders of record on January 2, 2014 in the aggregate amount of $4,338,113. In January 2012, the Board authorized and approved the institution of a quarterly dividend program, with dividends payable in January, April, July and October. The decision to declare any quarterly dividend, and the amount, timing and payment of any such quarterly dividend declared, are at the discretion of the Board. The merger agreement with Teledyne prohibits the Company from declaring any further dividends prior to the earlier of the consummation of the merger or the termination of the merger agreement, other than the dividend of $0.09 per common share declared on August 13, 2014, which will be paid on October 2, 2014 to stockholders of record on September 3, 2014.

Note 13 — Commitments and Contingencies

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and trade accounts receivable. The Company maintains substantial cash and cash equivalent balances with various financial institutions in amounts that exceed the limit of FDIC insurance and with several non-banking U.S. Corporations that are not insured or guaranteed. The Company believes that the risk of loss associated with cash and cash equivalents is remote. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s ongoing credit evaluation and its short collection terms. The Company does not generally require collateral from its customers but, in certain cases, the Company does require customers to provide a letter of credit or an advance payment. In limited cases, the Company will grant customers extended payment terms of up to 12 months. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers. Accounts receivable written off in fiscal years 2014, 2013 and 2012 were $391,000, $534,000 and $187,000, respectively.

Financial Instruments:

The Company does not hold or issue financial instruments for trading or hedging purposes, nor does it hold interest rate, leveraged or other types of derivative financial instruments. The fair values of accounts receivable, accounts payable, accrued expenses, dividend payable and income taxes receivable (payable) reflected in the June 30, 2014 and 2013 balance sheets approximate carrying values at those dates.

Lease Commitments:

The following table presents the Company’s future minimum lease payments for its non-cancellable operating leases with terms in excess of one year as of June 30, 2014.

Fiscal Years Ended June 30,	Related Parties	Unrelated Parties	Total
2015	$300,000	$521,000	$821,000
2016	304,000	525,000	829,000
2017	170,000	527,000	697,000
2018	102,000	352,000	454,000
2019	43,000	6,000	49,000
Total	$919,000	$1,931,000	$2,850,000

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Commitments and Contingencies – (continued)

Under such operating leases, total rent expense amounted to $862,000, $776,000 and $766,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The portion of the total rent expense attributable to related parties was $291,000, $277,000 and $272,000 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

The Company’s leases for its Norwalk, Connecticut facilities expire in fiscal year 2018. The Company’s lease for its Fredericksburg, Texas facility expires in fiscal year 2018. The Company’s leases for its San Diego, California administration/engineering/sales and manufacturing facilities expire in fiscal years 2017 and 2018, respectively.

The Company’s facility in Fredericksburg, Texas is leased from an entity owned by the current President of RTS, together with another former owner of RTS. The Company’s administration/engineering/sales building in San Diego, California is leased from an entity owned by the current Chief Executive Officer of SBX, together with another former stockholder of SBX.

Employment Severance Agreements:

The Company has employment agreements with the Chief Executive Officer and the President which provide for severance in the case of voluntary or involuntary termination in certain circumstances. These employment agreements have terms through June 30, 2017, subject to extension as set forth in the agreements.

The Company also has a severance compensation plan in which two executive officers of the Company, other than the Chief Executive Officer and the President, and a key employee participate. The plan becomes operative upon their termination if such termination occurs within 24 months after a change in ownership of the Company, as defined in the plan.

The aggregate maximum potential severance liability under the above-mentioned agreements approximates $9,200,000 at June 30, 2014; provided, however, the actual amount that the Company would be obligated to pay would be reduced to the maximum amount that can be paid without having any amount paid thereunder being treated as a “parachute payment” within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended from time to time (the “Code”), after giving effect to all other payments of compensation described in Section 280G(b)(2)(A)(i) and (ii) of the Code. No amounts were due as of June 30, 2014 because no events had occurred that would have triggered payments under the severance compensation plan or severance payments under the employment agreements.

Litigation:

On September 10, 2014, the Company was served with a petition naming the Company, the members of the Company’s Board of Directors, Teledyne Technologies Incorporated and Lightning Merger Sub, Inc. as defendants in a complaint filed in the Superior Court of the State of Connecticut, Judicial District of Stamford-Norwalk. The case is captioned Andrew Post, on behalf of himself and all others similarly situated, as Plaintiff, v. Bolt Technology Corporation, Joseph Espeso, Michael C. Hedger, Stephen F. Ryan, Kevin M. Conlisk, Peter J. Siciliano, Gerald A. Smith, Michael H. Flynn, George R. Kabureck, Raymond M. Soto, Teledyne Technologies Inc., and Lightning Merger Sub, Inc., as Defendants. This is a purported shareholder class action lawsuit brought by one of the Company’s shareholders, on behalf of himself and others similarly situated, alleging that in entering into the proposed transaction with Teledyne, the Defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The Plaintiff seeks, among other things, to enjoin the transactions contemplated by the merger agreement and attorney’s fees. An unfavorable outcome in this lawsuit could prevent or delay the consummation of the merger, result in substantial costs to the Company, or both. It is also possible that other lawsuits may yet be filed and the Company cannot estimate any possible loss from this or future litigation at this time.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Segment and Customer Information

The Company has four reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”

The following table provides selected financial information for each reportable segment for the fiscal years ended June 30, 2014, 2013 and 2012.

	Seismic	Underwater	Seismic Energy	Underwater	Corporate
	Energy	Cables &	Source	Robotic	Headquarters
	Sources	Connectors	Controllers	Vehicles	& Eliminations	Consolidated
Fiscal Year Ended June 30, 2014
Sales to external customers	$24,265,000	$17,316,000	$4,483,000	$21,451,000	$—	$67,515,000
Intersegment sales	1,153,000	562,000	961,000	—	(2,676,000)	—
Depreciation and amortization	302,000	306,000	78,000	944,000	19,000	1,649,000
Adjustment to contingent earnout liability	—	—	—	2,500,000	—	2,500,000
Income (loss) before income taxes	6,305,000	6,105,000	2,090,000	2,887,000	(3,884,000)	13,503,000
Segment assets	19,927,000	17,010,000	5,970,000	22,591,000	18,165,000	83,663,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Fixed asset additions	360,000	782,000	129,000	210,000	—	1,481,000
Fiscal Year Ended June 30, 2013
Sales to external customers	$22,971,000	$17,453,000	$2,700,000	$14,718,000	$—	$57,842,000
Intersegment sales	—	318,000	612,000	—	(930,000)	—
Depreciation and amortization	210,000	296,000	225,000	920,000	19,000	1,670,000
Adjustment to contingent earnout liability	—	—	—	500,000	—	500,000
Income (loss) before income taxes	4,041,000	7,111,000	884,000	2,097,000	(3,942,000)	10,191,000
Segment assets	23,140,000	18,757,000	5,716,000	22,724,000	12,749,000	83,086,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Fixed asset additions	217,000	409,000	9,000	126,000	—	761,000
Fiscal Year Ended June 30, 2012
Sales to external customers	$19,311,000	$15,473,000	$2,482,000	$15,344,000	$—	$52,610,000
Intersegment sales	—	162,000	420,000	—	(582,000)	—
Depreciation and amortization	157,000	266,000	289,000	897,000	19,000	1,628,000
Adjustment to contingent earnout liability	—	—	—	4,500,000	—	4,500,000
Income (loss) before income taxes	4,085,000	5,594,000	721,000	(1,883,000)	(3,640,000)	4,877,000
Segment assets	19,985,000	15,990,000	6,272,000	21,421,000	19,046,000	82,714,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Fixed asset additions	831,000	102,000	7,000	91,000	—	1,031,000

The Company does not allocate interest income and income taxes to segments.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Segment and Customer Information – (continued)

No assets of the Company are held outside of the United States. The following table reports sales by country for the fiscal years ended June 30, 2014, 2013 and 2012. Sales are attributed to each country based on the location of the customer. Total sales to all foreign countries for the fiscal years ended June 30, 2014, 2013 and 2012 were $42,385,000, $35,682,000 and $35,680,000, respectively.

	2014	2013	2012
United States	$25,130,000	$22,160,000	$16,930,000
Norway	12,497,000	10,268,000	6,046,000
United Kingdom	7,195,000	1,250,000	2,615,000
United Arab Emirates	6,084,000	6,039,000	7,804,000
France	4,253,000	5,618,000	5,777,000
Japan	2,079,000	582,000	906,000
Peoples Republic of China	2,008,000	3,572,000	2,834,000
Russia	1,677,000	1,031,000	1,467,000
Singapore	1,565,000	1,649,000	2,089,000
Netherlands	1,243,000	1,609,000	1,122,000
Australia	471,000	634,000	839,000
Canada	395,000	848,000	2,126,000
Poland	275,000	1,000	219,000
Other	2,643,000	2,581,000	1,836,000
	$67,515,000	$57,842,000	$52,610,000

Customers accounting for 10% or more of consolidated sales in fiscal years 2014, 2013 or 2012 are as follows:

	2014	2013	2012
Customer A	20%	10%	7%
Customer B	11%	10%	5%
Customer C	10%	16%	17%
Customer D	3%	4%	10%

Note 15 — Benefit Plans

The Company maintains defined contribution retirement plans (the “Retirement Plans”) covering substantially all employees who satisfy the age and service requirements of the Retirement Plans. The Company’s contributions to the Retirement Plans are discretionary and for the years ended June 30, 2014, 2013 and 2012 amounted to $257,000, $213,000, and $185,000, respectively.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Quarterly Results (unaudited)

The following table summarizes results for each of the four quarters in the fiscal years ended June 30, 2014 and 2013.

	Quarter Ended
2014	Sept. 30	Dec. 31	March 31	June 30
Sales	$16,208,000	$21,744,000	$15,716,000	$13,847,000
Gross profit	$8,251,000	$11,046,000	$8,363,000	$6,729,000
Adjustment to contingent earnout liability	$—	$(1,500,000)	$—	$(1,000,000)
Net income	$2,363,000	$3,018,000	$2,456,000	$312,000
Basic earnings per share	$0.27	$0.35	$0.28	$0.04
Diluted earnings per share	$0.27	$0.35	$0.28	$0.04
Dividends declared per common share	$0.09	$0.59	$0.09	$0.09

	Quarter Ended
2013	Sept. 30	Dec. 31	March 31	June 30
Sales	$14,268,000	$14,410,000	$11,243,000	$17,921,000
Gross profit	$6,598,000	$6,401,000	$5,569,000	$8,358,000
Adjustment to contingent earnout liability	$—	$—	$—	$(500,000)
Net income	$1,704,000	$1,701,000	$1,381,000	$1,914,000
Basic earnings per share	$0.20	$0.20	$0.16	$0.22
Diluted earnings per share	$0.20	$0.20	$0.16	$0.22
Dividends declared per common share	$0.07	$0.57	$0.07	$0.07

Note 17 — Subsequent Events

Merger

On September 3, 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Teledyne Technologies Incorporated (“Teledyne”) will acquire the Company (the “Merger”). At the effective time of the Merger, if consummated, each outstanding share of the Company’s common stock (including shares of restricted stock which shall vest and become free of restrictions) will be converted automatically into the right to receive $22.00 in cash, without interest. Additionally, each outstanding option to purchase common stock of the Company (whether vested or unvested) will be converted into the right to receive an amount in cash equal to the excess, if any, of $22.00 over the exercise price of such option.

During the interim period from September 3, 2014 through the consummation of the Merger, the Company is subject to certain restrictions on its business activities and is required to conduct its business in the ordinary course. In addition, the Merger Agreement prohibits the Company from, among other things, declaring any further dividends, granting any stock options or restricted stock or repurchasing shares of the Company’s common stock, in each case prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement.

The consummation of the Merger is subject to customary closing conditions, including approval of the Merger Agreement by the holders of the requisite number of shares of Company common stock under the Connecticut Business Corporation Act, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the absence of certain governmental injunctions or legal actions, among other things, making the Merger illegal or otherwise prohibiting consummation of the Merger or the other transactions contemplated by the Merger Agreement, the absence of a “material adverse effect” with respect to the Company, and other conditions customary for a transaction of this type.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Subsequent Events – (continued)

The Merger Agreement provides that the Company may not solicit competing acquisition proposals, subject to certain exceptions designed to allow the Company’s Board of Directors to fulfill its fiduciary duties. In addition, the Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Teledyne a termination fee equal to $7,500,000 and to pay Teledyne expenses up to $1,000,000.

Although there can be no assurance, the Company expects the Merger to close late in calendar year 2014 or early in calendar year 2015, subject to regulatory approval.

The Company, Teledyne, Lightning Merger Sub, Inc. and the individual members of the Company’s board of directors have been named as defendants in a lawsuit related to the Merger Agreement and the proposed Merger. This lawsuit generally alleges that in entering into the proposed transaction with Teledyne, the defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches.

Quarterly Dividend

On August 13, 2014, the Company’s Board of Directors approved a dividend of $0.09 per common share, which will be paid on October 2, 2014 to stockholders of record on September 3, 2014. Under the Merger Agreement with Teledyne, no subsequent dividends may be declared prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement.

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

For the Three Years Ended June 30, 2014

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other			Balance at
Description	Year	Expenses	Accounts	Deductions		End of Year
Allowance for uncollectible accounts:
2012	$233,000	$358,000	$—	$(187,000)	(a)	$404,000
2013	404,000	385,000	—	(534,000)	(a)	255,000
2014	255,000	265,000	—	(391,000)	(a)	129,000
Reserve for inventory valuation:
2012	$768,000	$190,000	$—	$(439,000)	(b)	$519,000
2013	519,000	107,000	—	—		626,000
2014	626,000	730,000	—	(662,000)	(b)	694,000

(a)	Accounts written-off.

(b)	Scrapped inventory.

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, by and among Teledyne Technologies Incorporated, Lightning Merger Sub, Inc. and Bolt Technology Corporation, dated September 3, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K Current Report, SEC File No. 001-12075, dated September 3, 2014 and filed with the Commission on September 3, 2014).
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).

10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075); Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Raymond M. Soto dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporating Amendment) (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†

Exhibit No.	Description
10.8	Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Michael C. Hedger dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporating Amendment) (incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).†
10.9	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).
10.11	Bolt Technology Corporation 2012 Stock Incentive Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8, SEC File No. 333-185190, dated and filed with the Commission on November 29, 2012).†
10.12	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2013, SEC File No. 001-12075).†
10.13	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 2013, SEC File No. 001-12075).†
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and June 30, 2013, (ii) Consolidated Statements of Income for the years ended June 30, 2014, June 30, 2013 and June 30, 2012,
(iii) Consolidated Statements of Cash Flows for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, (iv) Notes to Consolidated Financial Statements and (v) Schedule II — Valuation and Qualifying Accounts.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan.