Form 10-K/A
period 2014-06-30
BOLT TECHNOLOGY CORP
filed 2014-10-28
CIK 354655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of Common Stock, without par value, held by non-affiliates (based on the closing sale price on the NASDAQ Global Select Market) on December 31, 2013 (the last day of the registrant’s most recently completed second fiscal quarter): $188,831,000

As of October 24, 2014 there were 8,710,328 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to Bolt Technology Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 12, 2014 (the “Form 10-K”), is solely to set forth the information required by Items 10, 11, 13 and 14 of Part III of the Form 10-K, and the information required by Item 12 of Part III of the Form 10-K with respect to the security ownership of certain beneficial owners, the security ownership of management and changes in control because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by Bolt Technology Corporation’s original Form 10-K filing. The information required by Item 12 of Part III of the Form 10-K is set forth in its entirety in this Form 10-K/A, including the information required with respect to equity compensation plan information (which was included in the Form 10-K) and the information required with respect to the security ownership of certain beneficial owners, the security ownership of management and changes in control (which was not included in the Form 10-K).

In addition, pursuant to the rules of the Securities and Exchange Commission, Item 15 of Part IV and the Exhibit Index to the Form 10-K have been amended to include the currently dated certifications of the principal executive officer and the principal financial officer of Bolt Technology Corporation (the “Company”) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

No other changes have been made to the Form 10-K and this Form 10-K/A does not modify or update any other disclosures made in the Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following information regarding our directors is as of October 1, 2014.

Joseph Espeso, age 72, has served as a director since 1999, and has served as the Senior Vice President — Finance and Chief Financial Officer of the Company since 2001. In determining that Mr. Espeso should serve on the Company’s Board of Directors, the Nominating Committee has considered, among other qualifications, his expertise in finance, accounting and management based on his 13 year history as Senior Vice President — Finance and Chief Financial Officer of the Company, his service as a director of the Company for 15 years and his prior positions as Vice President of the U.S. Group of BNP Paribas and Senior Director at American Express Bank.

Kevin M. Conlisk, age 69, has served as a director since 1996. Mr. Conlisk has been a principal and Chief Financial Officer of Alinabal Holdings Corporation, a diversified manufacturer of industrial products, for more than 19 years. Mr. Conlisk has also been a Trustee of Fairfield University since 2004. In determining that Mr. Conlisk should serve on the Company’s Board of Directors, the Nominating Committee has considered, among other qualifications, his experience and expertise in finance, accounting and management based on his position as a principal and Chief Financial Officer of Alinabal Holdings Corporation and his broad range of knowledge of the Company’s history and business through his years of service as a director of the Company.

Michael H. Flynn, age 76, has served as a director since 2002. Mr. Flynn has been a director of Yale-New Haven Hospital since 2002 and a director of Connecticut Community Bank N.A. since 2003, and was a director of Yale-New Haven Health System from 1996 to 2013. Mr. Flynn retired in 2006 as Vice Chairman of Connecticut Community Bank N.A. In determining that Mr. Flynn should serve on the Company’s Board of Directors, the Nominating Committee has considered, among other qualifications, his experience and expertise in banking and management based on his positions as President and Chief Executive Officer of Westport National Bank for six years and as Vice Chairman of Connecticut Community Bank N.A. for three years, as well as his service as a director on other corporate boards.

Michael C. Hedger, age 59, has served as a director since 2007, and has served as President and Chief Operating Officer of the Company since November 2011, Executive Vice President of the Company from March 2010 to November 2011, and President of A-G Geophysical Products, Inc., a wholly-owned subsidiary of the Company, since 2002. In determining that Mr. Hedger should serve on the Company’s Board of Directors, the Nominating Committee has considered, among other qualifications, his extensive experience and expertise in the geophysical exploration industry, his 26 year history with A-G Geophysical Products, Inc., including serving as Vice President-Sales prior to becoming President in 2002, and his service as an executive officer of the Company.

George R. Kabureck, age 75, has served as a director since 2002. Mr. Kabureck retired in 2001 as Senior Vice President —Administration of Norwalk Hospital. In determining that Mr. Kabureck should serve on the Company’s Board of Directors, the Nominating Committee has considered, among other qualifications, his extensive experience and expertise in administration and management based on his history with Norwalk Hospital as Senior Vice President – Administration.

Stephen F. Ryan, age 79, has served as a director since 2004. Mr. Ryan retired in 2001 as the Chairman, President, CEO and a Director of Selas Corporation of America (now known as IntriCon Corporation), a diversified international firm engaged in the design, development, engineering and manufacturing of industrial products. Mr. Ryan was a Director of Environmental Tectonics Corporation (“ETC”), a publicly traded company that designs, manufactures and sells training systems for air crew flight simulators and disaster management simulation systems, from March 2009 until July 2011. In determining that Mr. Ryan should serve on the Company’s Board of Directors, the Nominating Committee has considered, among other qualifications, his experience in finance and management in manufacturing operations as a result of his 13 years serving as President, Chief Executive Officer and a Director of Selas Corporation of America and his prior service as a director of ETC.

Peter J. Siciliano, age 68, has served as a director since 2011. Mr. Siciliano retired in November 2011 from McGladrey LLP (“McGladrey”) where he served as a partner for 22 years. Mr. Siciliano is a certified public accountant. In determining that Mr. Siciliano should serve on the Company’s Board of Directors, the Nominating Committee has considered, among other qualifications, his experience and expertise in public company accounting, compliance matters and internal controls, and management based on his position as a partner at McGladrey for 22 years, his service on McGladrey’s board of directors for 4 years, and his familiarity with the Company having served as the McGladrey partner-in-charge of the independent financial statement audit for the Company’s fiscal year 2005 through fiscal year 2009.

Gerald A. Smith, age 68, has served as a director since 1993. Mr. Smith retired in 2010 as Senior Executive - Strategic Business Development at ISGN, a mortgage service provider. Mr. Smith served as Chief Executive Officer of Fiserv Lending Solutions, a division of Fiserv, Inc., an independent, full service provider of integrated data processing and information management systems to the financial industry, from 2001 to 2009. Fiserv Lending Solutions Division was sold to ISGN in 2009. In determining that Mr. Smith should serve on the Company’s Board of Directors, the Nominating Committee has considered, among other qualifications, his extensive experience and expertise in finance and management based on his more than 18 year history as a senior executive with Fiserv Lending Solutions and his broad range of knowledge of the Company’s history and business through his years of service as a director of the Company.

Raymond M. Soto, age 75, has served as a director since 1979, and has served as Chief Executive Officer of the Company since 1990, Chairman of the Company since 1997 and President of the Company from 1990 to November 2011. In determining that Mr. Soto should serve on the Company’s Board of Directors, the Nominating Committee has considered, among other qualifications, his 38 year history with the Company, his knowledge of the Company’s history, business and operations and the markets in which the Company operates and his detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company and its industry, as well as the Company’s customers and suppliers.

Identification of Executive Officers

Mr. Andrews, age 54, has served as the Senior Vice President — Administration and Compliance since June 2013. From November 2007 to June 2013, Mr. Andrews served as Vice President — Administration and Compliance. Mr. Andrews has also served as Secretary since November 2007.

Information regarding the Company’s other executive officers, which includes Raymond M. Soto, Michael C. Hedger and Joseph Espeso, is set forth above under “Identification of Directors.”

The Company’s Chief Executive Officer (Raymond M. Soto), Chief Financial Officer (Joseph Espeso), and the Company’s other two executive officers (Michael C. Hedger and William C. Andrews) are referred to collectively as the “Named Executive Officers” and each as a “Named Executive Officer.”

Identification of Audit Committee and Financial Experts

The Audit Committee is a committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including approval in advance of all audit and non-audit services (except as permitted by law) provided to the Company by independent accountants, selection of the independent accountants to perform the annual audit of the Company, review and discussion with the independent accountants of the plan for and the results of the annual audit, and review of the Company’s internal controls and accounting system. The current members of the Audit Committee are Gerald A. Smith (Chairman), Kevin M. Conlisk and Peter J. Siciliano. The Board of Directors has determined that each member of the Audit Committee is “independent” in accordance with the NASDAQ Marketplace Rules. The Board of Directors has also determined that each member of the Audit Committee is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons owning more than 10% of the Company’s Common Stock (“Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on a review of copies of these filings received by the Company, the Company believes that such Reporting Persons complied with all Section 16(a) filing requirements applicable to Reporting Persons during the fiscal year ended June 30, 2014.

Code of Ethics

The Board of Directors has adopted a Code of Ethics applicable to the Company’s directors, officers and employees. The Code of Ethics is available on the Company’s website at www.bolt-technology.com.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Executive Summary

The objectives and major elements of the Company’s executive compensation program remained consistent in fiscal year 2014. The Company’s executive compensation program for its Named Executive Officers continues to be performance-based, and a significant portion of each Named Executive Officer’s total annual compensation is at risk and dependent upon the Company’s performance. This performance-based compensation program is intended to align the Named Executive Officers’ interests with those of the Company’s stockholders and to promote the creation of stockholder value, without encouraging excessive risk-taking. In addition, the equity awards made to the Named Executive Officers as part of the executive compensation program are intended to reward long-term stock performance.

Each Named Executive Officer’s annual compensation includes a base salary and a discretionary bonus award. The discretionary bonus component consists of cash bonus awards and long-term incentive compensation through awards of stock options and restricted stock. There are no formulas regarding the relative mix of these compensation elements, and the relative mix may vary from individual to individual. Each Named Executive Officer’s total annual compensation is based on an evaluation of the responsibilities and performance of that individual, as well as the Company’s overall performance. Among the factors that may be considered as to any Named Executive Officer’s responsibilities and performance are:

o	The Company’s financial performance for the fiscal year, including its revenues, profits, and cash position.
o	Responsibilities for internal regulatory compliance and controls, including as to accounting and financial matters.
o	Development and implementation of strategic initiatives.
o	Development and management of customer relationships and sales activity.
o	Research and development for new products and product improvements.
o	Efficiencies or improvements to the Company’s business, operations or manufacturing and administrative functions.
o	Such other factors as appropriate to the Named Executive Officer’s performance and compensation.

Role of the Executive Compensation Committee (the “Compensation Committee”)

The Compensation Committee assists the Board of Directors in fulfilling its responsibilities with respect to oversight and determination of compensation to the Named Executive Officers. The Compensation Committee makes subjective determinations based on management’s recommendations and the Compensation Committee’s assessment of the factors listed above as applied to each Named Executive Officer’s responsibilities and performance. The Compensation Committee then determines and approves the executive compensation package, and the specific components included in such package, for each Named Executive Officer. The Compensation Committee historically has not engaged compensation consultants in its compensation review and decisions and did not engage compensation consultants in fiscal year 2014.

In 2013, the Company’s stockholders approved the “say on pay” compensation proposal for Named Executive Officers as described in the Company’s 2013 proxy statement with 91% of the votes cast voting “for” the compensation proposal. The Compensation Committee considered this favorable result in assessing whether any changes should be made in the Company’s executive compensation program for 2014 and concluded that it demonstrated stockholder support of the Company’s executive compensation program.

Deductibility of Executive Compensation

Subject to certain exceptions, Section 162(m) of the Internal Revenue Code, and the regulations and rulings promulgated thereunder, limits to $1,000,000 a year the deduction that a public company may take for compensation paid to an individual who, on the last day of the taxable year, is either the Company’s chief executive officer or is among one of the three other most highly-compensated officers (other than the chief financial officer) for that taxable year as reported in the Company’s proxy statement.

Executive Compensation Components

The Company’s executive compensation philosophy is designed to attract, retain and reward capable employees who contribute to the Company’s success through two principal components: (i) base salary and (ii) discretionary cash and long-term incentive compensation bonus. The Company also provides certain Named Executive Officers with specific perquisites and severance benefits, in addition to the benefits available to all eligible employees, such as health, disability and life insurance and participation in a 401(k) savings plan with a Company match component. These principal components of the Company’s executive compensation program overall are combined in an effort to provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of the Company’s executive officers with those of the Company’s stockholders. Individual compensation will vary based on factors such as scope of responsibility, performance, ability and retention risk. The Company has employment agreements with its Chief Executive Officer and with its President and Chief Operating Officer. These employment agreements each have certain specific terms regarding compensation components for such Named Executive Officers discussed in more detail below. The Compensation Committee does not engage in benchmarking by using specific compensation data about other companies as a reference point.

Base Salary. The Compensation Committee seeks to maintain base salaries for the Named Executive Officers at levels that the Compensation Committee believes are competitive and reasonable based on its general business experience and knowledge of the Company. The base salaries of Mr. Soto, the Company’s Chairman and Chief Executive Officer, and of Mr. Hedger, the Company’s President and Chief Operating Officer and the President of the Company’s wholly-owned subsidiary, A-G Geophysical Products, Inc. (“A-G”), are determined pursuant to their employment agreements. For fiscal year 2014, Mr. Soto’s base salary was $625,000, and Mr. Hedger’s base salary was $525,000. The terms of Mr. Soto’s and Mr. Hedger’s employment agreements are described in greater detail in this Proxy Statement following the Summary Compensation Table set forth below.

The base salaries of the Company’s other Named Executive Officers are determined on an individual basis and are based on a periodic review and evaluation of a number of factors, including job responsibilities, individual performance and contributions, the individual’s historical pay levels and the recommendation of the Chief Executive Officer. The Compensation Committee does not consider any one factor more important than any other and does not use any particular formula to arrive at base salary levels. For fiscal year 2014, the base salary of Mr. Espeso, Senior Vice President — Finance and Chief Financial Officer, was $270,000, and the base salary of Mr. Andrews, Senior Vice President — Administration and Compliance and Secretary, was $250,000.

Annual Discretionary Cash and Long-Term Incentive Compensation Bonus. The Compensation Committee has not adopted any formal guidelines for determining annual discretionary cash or long-term incentive compensation bonuses, except as provided in applicable employment agreements. The Compensation Committee does observe an overall limitation that total bonuses to the Named Executive Officers with respect to a fiscal year cannot exceed 15% of the Company’s operating earnings, excluding any bonuses to the Named Executive Officers for that fiscal year.

To promote its long-term objectives, the Company has made equity awards in the form of stock options and restricted stock to employees, officers and directors under the Company’s 2006 Stock Option and Restricted Stock Plan and the Company’s 2012 Stock Incentive Plan. Since equity awards may vest and grow in value over time, this component of the Company’s compensation program is designed to reward performance over a sustained period. The Company intends these awards to strengthen the focus of employees, officers and directors who receive them on managing the Company from the perspective of a person with an equity stake in the Company.

The Company’s Compensation Committee periodically considers stock option and restricted stock awards to employees and directors based on management recommendations. Awards to Named Executive Officers are based on determinations of the Compensation Committee. All of the Company’s stock options are granted at an exercise price of not less than the fair market value of the Company’s Common Stock on the date of grant. The fair market value of the Company’s Common Stock is the closing price of a share of Common Stock on the NASDAQ Stock Market on the date of grant (or if no shares of Common Stock were traded on such date, the next preceding date on which the Common Stock was traded). Restricted stock awards are granted for such consideration as determined by the Compensation Committee. The holders of restricted stock remaining subject to risk of forfeiture are entitled to receive non-forfeitable dividends on such restricted stock in the same amount and at the same time as dividends are paid to all other stockholders of the Company.

Prior to the end of the Company’s fiscal year, the Compensation Committee receives a recommendation from the Chief Executive Officer with respect to discretionary cash bonuses and long-term incentive compensation bonuses for the Named Executive Officers (including himself) for the fiscal year. The Chief Executive Officer’s recommendations are based on management’s preliminary estimate of the Company’s financial results for that fiscal year and assessment of his and the other Named Executive Officers’ individual contributions to the Company’s performance during such fiscal year. The Compensation Committee considers the Chief Executive Officer’s recommendation, the Company’s performance, the Named Executive Officer’s performance and contributions during the fiscal year, and other factors it thinks appropriate. The Compensation Committee then determines the amount, if any, of any discretionary bonus to be awarded to each Named Executive Officer. The Compensation Committee does not use any particular formula to determine the annual discretionary bonus or long-term incentive compensation bonus paid to a specific Named Executive Officer. The Chief Executive Officer’s overall responsibility for decision-making and the Company’s performance are factored into the scale of the Chief Executive Officer’s annual discretionary cash and long-term incentive compensation bonus compared to those of the other Named Executive Officers. Similarly, the President and Chief Operating Officer’s responsibilities for the Company operations, as well as his overall responsibility for its subsidiary, A-G, are factored into the scale of his compensation compared to the other Named Executive Officers. The Compensation Committee reviews its initial recommendations based on the Company’s audited financial results for the fiscal year.

Cash and Long-Term Incentive Compensation Bonuses for Fiscal Year 2014. In determining whether to make discretionary bonus awards with respect to fiscal year 2014, the Compensation Committee gave weight to the fact that the Company’s financial results for fiscal year 2014 were stronger than the Company’s financial results for fiscal year 2013. The Compensation Committee considered the contributions of each of the Named Executive Officers during the fiscal year in determining individual bonus awards. The Compensation Committee considered the availability of stock options and restricted stock awards under the Company’s 2012 Stock Incentive Plan, and determined that long-term incentive bonuses in the form of restricted stock awards be made to several of the Named Executive Officers in addition to discretionary cash bonus awards. In determining the amount of the discretionary cash bonus for each Named Executive Officer, the Compensation Committee also took into account the long-term incentive compensation awarded to the Named Executive Officers, in order to assess the appropriateness of the entire bonus award.

The Compensation Committee approved the following cash bonuses with respect to fiscal year 2014:

Mr. Soto – $225,000

Mr. Hedger – $225,000

Mr. Espeso – $75,000

Mr. Andrews – $60,000

Each of these amounts include a discretionary bonus paid by the Company to certain of its salaried employees, including the Named Executive Officers, at the end of calendar year 2013 equal to approximately one-month’s salary.

In conjunction with the discretionary cash bonus awards, the Compensation Committee approved the following restricted stock awards to those Named Executive Officers set forth below:

Mr. Soto – 14,000 shares

Mr. Hedger – 14,000 shares

Mr. Andrews – 3,500 shares

The shares of restricted stock granted to Messrs. Soto, Hedger and Andrews are subject to a risk of forfeiture, which generally lapses in five equal annual installments commencing one year after the date of grant and ending five years after the date of grant. If Mr. Soto’s employment terminates before the end of such five-year period due to his retirement, death or disability, the risk of forfeiture with respect to any such restricted stock held by Mr. Soto will lapse on the date of such events. If Mr. Hedger’s employment terminates before the end of such five-year period due to his retirement at or after he has reached age 65, death or disability, the risk of forfeiture with respect to any such restricted stock held by Mr. Hedger will lapse on the date of such events. The risk of forfeiture with respect to any restricted stock held by Messrs. Soto, Hedger and Andrews also lapses immediately prior to the consummation of a Change of Control (as defined in the restricted stock award agreements), unless, in the case of Mr. Andrews only, the acquiring or successor entity (or parent thereof) in the Change of Control transaction provides for the continuance or assumption of such restricted stock award agreement or the substitution for such restricted stock award agreement of a new agreement of comparable value covering shares of a successor corporation.

Mr. Soto received a discretionary cash bonus and a long-term incentive compensation bonus for fiscal year 2014 which were larger than those granted to the other Named Executive Officers, with the exception of Mr. Hedger. The bonuses were awarded in recognition of Mr. Soto’s overall responsibilities with respect to the performance of the entire Company.

Mr. Hedger received a discretionary cash bonus and a long-term incentive compensation bonus for fiscal year 2014 which were larger than those granted to the other Named Executive Officers, with the exception of Mr. Soto. These bonus awards reflect his responsibilities and performance as President and Chief Operating Officer of the Company, as well as his role as President of A-G.

In determining the amount of the discretionary cash bonus awarded to Mr. Espeso, the Compensation Committee took into account that Mr. Espeso was not awarded a long-term incentive compensation bonus for fiscal year 2014. Mr. Andrews received a discretionary cash bonus and a long-term incentive compensation bonus that reflected his responsibilities and performance during fiscal year 2014.

Insurance Benefits. The Company maintains health, disability and group life insurance coverage for its eligible employees, including the Named Executive Officers. In addition, the Company reimburses certain medical expenses for certain of its Named Executive Officers that are not covered under the Company’s health insurance program, up to a maximum per fiscal year of $10,000 for Mr. Soto, and $3,000 each for Messrs. Espeso and Andrews.

Perquisites. The Company pays for an automobile lease for each of the Named Executive Officers. In addition, certain of the Named Executive Officers are entitled to have the Company pay for club dues and the premiums on certain life insurance policies.

Severance Benefits. Mr. Soto and Mr. Hedger are each entitled to receive certain severance payments and other benefits in certain circumstances such as termination without “cause” or a change of control, each as specified in the individual’s employment agreement. Messrs. Andrews and Espeso participate in a severance compensation plan, pursuant to which they are entitled to receive certain severance payments in specific circumstances. The terms of these arrangements are summarized below under “Potential Payments Upon Termination or Change-in-Control.” These severance benefits are intended to encourage the performance of each Named Executive Officer by removing certain uncertainties as to an unexpected termination of employment.

401(k) Savings Plan. The Bolt Technology Corporation 401(k) Savings Plan is the primary retirement benefit offered to the Company’s employees, including the Named Executive Officers. Participants may generally contribute to the 401(k) Savings Plan annually up to the maximum amount permitted under the Internal Revenue Code of 1986, as amended. The Company provides to participants a matching contribution equal to 50% of the first 6% of the participant’s eligible compensation not to exceed limits on eligible compensation imposed by the Internal Revenue Code. The Company does not have a defined benefit plan or provide other retirement benefits to its employees.

Compensation Committee Interlocks and Insider Participation

The current members of the Executive Compensation Committee are George R. Kabureck (Chairman), Kevin M. Conlisk, Michael H. Flynn, Stephen F. Ryan, Peter J. Siciliano and Gerald A. Smith. No member of the Executive Compensation Committee served as an officer or employee of the Company during fiscal year 2014 or was formerly an officer of the Company, and no member of the Executive Compensation Committee had any relationships during fiscal year 2014 requiring disclosure by the Company under the Securities and Exchange Commission’s rules relating to disclosure of certain relationships and related transactions. None of the Company’s executive officers served as a member of the board of directors or compensation committee of any other company that had an executive officer serving as a member of the Company’s Board of Directors or Executive Compensation Committee during fiscal year 2014.

EXECUTIVE COMPENSATION COMMITTEE REPORT

The Executive Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.

Based on this review and discussion, the Executive Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Executive Compensation Committee
George R. Kabureck, Chairman
Kevin M. Conlisk
Michael H. Flynn
Stephen F. Ryan
Peter J. Siciliano
Gerald A. Smith

Summary Compensation Table

The following table summarizes the total compensation paid by the Company for fiscal years 2014, 2013 and 2012 to the Company’s Named Executive Officers, consisting of the Chief Executive Officer, Chief Financial Officer and the Company’s other two executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Raymond M. Soto	2014	625,000	225,000	236,880	—	102,349	(2)	1,189,229
Chairman and Chief	2013	575,000	250,000	231,750	—	126,016		1,182,766
Executive Officer	2012	529,200	225,000	186,125	—	137,267		1,077,592

Michael C. Hedger	2014	525,000	225,000	236,880	—	75,747	(3)	1,062,627
President and Chief	2013	475,000	250,000	231,750	—	58,916		1,015,666
Operating Officer of the Company and President of A-G	2012	424,000	227,000	186,125	—	56,581		893,706

Joseph Espeso	2014	270,000	75,000	—	—	20,530	(4)	365,530
Senior Vice President —	2013	260,000	75,000	—	—	21,837		356,837
Finance, Chief Financial Officer and Assistant Secretary	2012	245,000	75,000	—	—	27,792		347,792

William C. Andrews	2014	250,000	60,000	59,220	—	21,903	(5)	391,123
Senior Vice President —	2013	220,000	60,000	55,620	—	21,903		357,523
Administration and Compliance and Secretary	2012	207,000	40,000	29,780	—	24,784		301,564

(1)	Represents the aggregate grant date fair value for all restricted stock awards or stock options, as applicable, made to the Named Executive Officers with respect to the fiscal year indicated, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. For information about the assumptions made in these valuations, refer to “Note 11 — Stock Options and Restricted Stock” to the Consolidated Financial Statements.
(2)	Mr. Soto’s “All Other Compensation” is composed of reimbursement of medical expenses not covered under the Company’s health insurance program, car lease payments, club membership dues, contribution to the Company’s 401(k) Savings Plan, premiums for certain life insurance policies maintained by Bolt for Mr. Soto and dividends paid during fiscal year 2014 on restricted stock awards subject to risk of forfeiture ($35,840).
(3)	Mr. Hedger’s “All Other Compensation” is composed of car lease payments, club membership dues, contribution to the Company’s 401(k) Savings Plan, premiums for a life insurance policy maintained by the Company for Mr. Hedger ($25,000) and dividends paid during fiscal year 2014 on restricted stock awards subject to risk of forfeiture.
(4)	Mr. Espeso’s “All Other Compensation” is composed of reimbursement of medical expenses not covered under the Company’s health insurance program, car lease payments, contribution to the Company’s 401(k) Savings Plan and dividends paid during fiscal year 2014 on restricted stock awards subject to risk of forfeiture.
(5)	Mr. Andrews’ “All Other Compensation” is composed of reimbursement of medical expenses not covered under the Company’s health insurance program, car lease payments, contribution to the Company’s 401(k) Savings Plan and dividends paid during fiscal year 2014 on restricted stock awards subject to risk of forfeiture.

Mr. Soto is party to an employment agreement with the Company. The current term of Mr. Soto’s employment agreement expires on June 30, 2017, subject to extension. The agreement provides for, among other things, a minimum 5% annual increase in base annual salary, subject to upward adjustment at the discretion of the Board of Directors, a discretionary performance bonus to be determined from time-to-time by the Board of Directors, and certain perquisites, such as payment for use of an automobile and club dues. Pursuant to the employment agreement, the Company maintains certain life insurance policies for Mr. Soto’s benefit. The employment agreement will terminate in the event of Mr. Soto’s death and may be terminated by the Company in the event of Mr. Soto’s disability or for cause (as such term is defined in the employment agreement). Mr. Soto is entitled to receive certain benefits if the Company terminates his employment other than for cause or if he terminates his employment for Good Reason (as such term is defined in the employment agreement). See “Potential Payments Upon Termination or Change-in-Control” below for the definition of Good Reason and a summary of the benefits Mr. Soto would receive upon termination pursuant to his employment agreement.

Mr. Hedger is party to an employment agreement with A-G. The current term of Mr. Hedger’s employment agreement expires on June 30, 2017, subject to extension. The agreement provides for, among other things, a minimum 5% annual increase in base annual salary, subject to upward adjustment at the discretion of the Board of Directors, a discretionary performance bonus to be determined from time-to-time by the Board of Directors, and certain perquisites, such as payment for use of an automobile. Pursuant to the employment agreement, the Company maintains a life insurance policy for Mr. Hedger’s benefit. The agreement may be terminated by A-G for cause (as such term is defined in the employment agreement). Mr. Hedger is entitled to receive certain benefits if A-G terminates his employment other than for cause or if he terminates his employment for Good Reason (as such term is defined in the employment agreement). See “Potential Payments Upon Termination or Change-in-Control” below for the definition of Good Reason and a summary of the benefits Mr. Hedger would receive upon termination pursuant to his employment agreement.

The Company’s other Named Executive Officers are “at will” employees. Each of the Company’s Named Executive Officers, including Mr. Soto and Mr. Hedger, has their compensation reviewed on an annual basis. The Compensation Committee and the independent members of the Board of Directors approved an increase in the fiscal year 2015 base salaries of Mr. Soto to $675,000, Mr. Hedger to $565,000 and Mr. Andrews to $270,000.

Grants of Plan-Based Awards in Fiscal Year 2014

The following table sets forth all plan-based equity grants made by the Company during fiscal year 2014 to the Named Executive Officers. Only awards of restricted stock were granted to the Named Executive Officers during fiscal year 2014, and all such awards were made under the Company’s 2012 Stock Incentive Plan.

Name(1)	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(#)	Grant Date Fair Value of Stock and Option Awards($)(2)
Raymond M. Soto	08/14/13	12,500	231,750
Michael C. Hedger	08/14/13	12,500	231,750
William C. Andrews	08/14/13	3,000	55,620

(1)	Messrs. Soto, Hedger and Andrews were each awarded restricted stock as part of their long-term incentive compensation bonus in respect of fiscal year 2014. Since these awards were made after the end of fiscal year 2014, they are not included in the table, but they are discussed above under “Compensation Discussion and Analysis — Cash and Long-Term Incentive Compensation Bonuses for Fiscal Year 2014.”

(2)	Represents the grant date fair value of each restricted stock award computed in accordance with ASC Topic 718, Compensation - Stock Compensation. The fair value of restricted stock awards is calculated based on the number of shares of restricted stock awarded multiplied by the closing price per share of the Company’s Common Stock on the date of grant ($18.54 on August 14, 2013).

The shares of restricted stock granted to the Named Executive Officers during fiscal year 2014 as listed in the Grants of Plan-Based Awards table were granted for no consideration and are subject to a risk of forfeiture that is scheduled to lapse, subject to the provisions of the Company’s 2012 Stock Incentive Plan and the applicable restricted stock award agreement, in five equal annual installments commencing one year after the date of grant and ending five years after the date of grant. If Mr. Soto’s employment terminates before the end of such five-year period due to his retirement, death or disability, the risk of forfeiture with respect to any such restricted stock held by Mr. Soto will lapse on the date of such event. If Mr. Hedger’s employment terminates before the end of such five-year period due to his retirement at or after he has reached age 65, death or disability, the risk of forfeiture with respect to any such restricted stock held by Mr. Hedger will lapse on the date of such event. The risk of forfeiture with respect to any restricted stock held by Messrs. Soto, Hedger and Andrews also lapses immediately prior to the consummation of a Change of Control (as defined in the restricted stock award agreements), unless, in the case of Mr. Andrews only, the acquiring or successor entity (or parent thereof) in the Change of Control transaction provides for the continuance or assumption of such restricted stock award agreement or the substitution for such restricted stock award agreement of a new agreement of comparable value covering shares of a successor corporation. The holders of restricted stock subject to risk of forfeiture are entitled to receive non-forfeitable dividends on such restricted stock in the same amount and at the same time as dividends are paid to all other stockholders of the Company.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth information for the Named Executive Officers with respect to outstanding equity-based awards as of June 30, 2014, which consists solely of restricted stock awards subject to a risk of forfeiture. None of the Named Executive Officers held any stock options as of June 30, 2014.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested($) (1)
Raymond M. Soto	4,000	(2)	73,400
	4,000	(3)	73,400
	12,000	(4)	220,200
	10,000	(5)	183,500
	12,500	(6)	229,375
Michael C. Hedger	1,200	(7)	22,020
	1,200	(8)	22,020
	4,500	(4)	82,575
	10,000	(5)	183,500
	12,500	(6)	229,375
Joseph Espeso	1,200	(2)	22,020
	1,000	(3)	18,350
	2,400	(4)	44,040
William C. Andrews	1,000	(2)	18,350
	600	(3)	11,010
	1,800	(4)	33,030
	1,600	(5)	29,360
	3,000	(6)	55,050

(1)	The dollar amounts shown in this column are equal to the product of the number of shares of Common Stock reported in the column “Number of Shares or Units of Stock That Have Not Vested” multiplied by $18.35, the closing price per share of the Company’s Common Stock on June 30, 2014, the last day of fiscal year 2014.
(2)	The risk of forfeiture with respect to the shares of restricted stock lapsed on August 26, 2014.
(3)	The risk of forfeiture with respect to the shares of restricted stock lapses in two equal installments on the following dates: August 5, 2014 and August 5, 2015.
(4)	The risk of forfeiture with respect to the shares of restricted stock lapses in three equal installments on the following dates: August 18, 2014, August 18, 2015 and August 18, 2016.
(5)	The risk of forfeiture with respect to the shares of restricted stock lapses in four equal installments on the following dates: August 21, 2014, August 21, 2015, August 21, 2016 and August 21, 2017.
(6)	The risk of forfeiture with respect to the shares of restricted stock lapses in five equal installments on the following dates: August 14, 2014, August 14, 2015, August 14, 2016, August 14, 2017 and August 14, 2018.
(7)	The risk of forfeiture with respect to the shares of restricted stock lapsed on September 24, 2014.
(8)	The risk of forfeiture with respect to the shares of restricted stock lapses in two equal installments on the following dates: October 6, 2014 and October 6, 2015.

Option Exercises and Stock Vested During Fiscal Year 2014

The following table sets forth information with respect to the exercise of stock options by the Named Executive Officers during fiscal year 2014 and the shares of restricted stock held by the Named Executive Officers as to which the risk of forfeiture lapsed during fiscal year 2014.

	Option Awards				Stock Awards
Name	Number of Shares Acquired on Exercise(#)		Value Realized on Exercise($)		Number of Shares Acquired on Vesting(#)		Value Realized on Vesting($)
Raymond M. Soto	1,598	(1)	30,450	(2)
					6,000	(3)	114,300	(4)
					2,000	(5)	36,400	(6)
					4,000	(7)	75,040	(8)
					2,500	(9)	46,900	(10)
Michael C. Hedger	599	(1)	11,419	(2)
					1,200	(11)	21,420	(12)
					600	(13)	10,740	(14)
					1,500	(7)	28,140	(8)
					2,500	(9)	46,900	(10)
Joseph Espeso	1,875	(1)	11,419	(2)
					1,800	(3)	34,290	(4)
					500	(5)	9,100	(6)
					800	(7)	15,008	(8)
William C. Andrews	2,397	(1)	45,675	(2)
					1,400	(3)	26,670	(4)
					300	(5)	5,460	(6)
					600	(7)	11,256	(8)
					400	(9)	7,504	(10)

(1)	These options were exercised on August 26, 2013. Messrs. Soto, Hedger and Andrews acquired shares through a net exercise of options, with Mr. Soto exercising options for 5,000 shares of Common Stock and receiving 1,598 shares of Common Stock, Mr. Hedger exercising options for 1,875 shares of Common Stock and receiving 599 shares of Common Stock and Mr. Andrews exercising options for 7,500 shares of Common Stock and receiving 2,397 shares of Common Stock. Mr. Espeso paid the exercise price for the options exercised in cash.
(2)	The dollar amount shown is equal to the product of the number of shares of Common Stock for which the option was exercised (5,000 for Mr. Soto, 1,875 for Mr. Hedger, 1,875 for Mr. Espeso and 7,500 for Mr. Andrews) multiplied by the difference between the closing price per share of the Common Stock on August 26, 2013, the date the options were exercised ($19.05), and the exercise price of the options ($12.96).
(3)	The risk of forfeiture with respect to these shares of Common Stock lapsed on August 26, 2013.
(4)	The dollar amount shown is equal to the product of the number of shares of Common Stock reported in the column “Number of Shares Acquired on Vesting” multiplied by the closing price per share of the Common Stock on August 26, 2013, the date the risk of forfeiture with respect to such shares lapsed ($19.05).
(5)	The risk of forfeiture with respect to these shares of Common Stock lapsed on August 5, 2013.
(6)	The dollar amount shown is equal to the product of the number of shares of Common Stock reported in the column “Number of Shares Acquired on Vesting” multiplied by the closing price per share of the Common Stock on August 5, 2013, the date the risk of forfeiture with respect to such shares lapsed ($18.20).
(7)	The risk of forfeiture with respect to these shares of Common Stock lapsed on August 18, 2013.
(8)	The dollar amount shown is equal to the product of the number of shares of Common Stock reported in the column “Number of Shares Acquired on Vesting” multiplied by the closing price per share of the Common Stock on August 16, 2013, the last business day preceding the date the risk of forfeiture with respect to such shares lapsed ($18.76).
(9)	The risk of forfeiture with respect to these shares of Common Stock lapsed on August 21, 2013.

(10)	The dollar amount shown is equal to the product of the number of shares of Common Stock reported in the column “Number of Shares Acquired on Vesting” multiplied by the closing price per share of the Common Stock on August 21, 2013, the date the risk of forfeiture with respect to such shares lapsed ($18.76).
(11)	The risk of forfeiture with respect to these shares of Common Stock lapsed on September 24, 2013.
(12)	The dollar amount shown is equal to the product of the number of shares of Common Stock reported in the column “Number of Shares Acquired on Vesting” multiplied by the closing price per share of the Common Stock on September 24, 2013, the date the risk of forfeiture with respect to such shares lapsed ($17.85).
(13)	The risk of forfeiture with respect to these shares of Common Stock lapsed on October 6, 2013.
(14)	The dollar amount shown is equal to the product of the number of shares of Common Stock reported in the column “Number of Shares Acquired on Vesting” multiplied by the closing price per share of the Common Stock on October 4, 2013, the last business day preceding the date the risk of forfeiture with respect to such shares lapsed ($17.90).

Potential Payments Upon Termination or Change-in-Control

Chief Executive Officer.   Mr. Soto’s employment agreement provides that he is entitled to receive certain benefits upon termination of his employment.

If the Company terminates Mr. Soto’s employment agreement for other than cause or if Mr. Soto terminates his employment agreement for Good Reason (as defined below), Mr. Soto is entitled to receive, in addition to accrued but unpaid amounts payable under the employment agreement with respect to the period prior to the date of termination, the following:

(i)	any and all sums that would have become payable to Mr. Soto under the employment agreement during the three-year period following the date of termination, including base salary (assuming that base salary increases by 5% per year) and an annual performance bonus based on the average of the three highest such bonuses (including cash bonus and the value of restricted stock awarded as of the date of the award) during the five fiscal years preceding the date of termination, and

(ii)	during the three-year period following the date of termination, the life insurance that Mr. Soto has the right to receive under the employment agreement, and participation in all plans or programs under the employment agreement (or the economic equivalent if participation is not permitted under the terms of the applicable plan or program).

The amounts covered by clause (i) of the preceding sentence are to be paid in a lump sum (computed without any discount for present value) within 30 days after such termination, unless they are subject to Section 409A of the Internal Revenue Code, in which case if Mr. Soto is a Specified Employee (as defined in Section 409A of the Internal Revenue Code) on the date of his termination, payment will be delayed for six months following such termination. In the event of Mr. Soto’s death during such six-month period, payment will be made in the payroll period next following the payroll period in which Mr. Soto’s death occurs. If Mr. Soto terminates the employment agreement for Good Reason, the amounts payable are limited to the maximum amount that can be paid without incurring the 20% excise tax on “excess parachute payments” as defined in Section 280G of the Internal Revenue Code.

Good Reason means a material breach of the employment agreement by the Company, including certain changes in Mr. Soto’s duties and responsibilities or the relocation of Mr. Soto’s principal place of employment, or the occurrence of a Defined Corporate Change, defined as:

(i)	a change of control of the Company, including the acquisition by any person or group of beneficial ownership of 30% of the Company’s outstanding shares, or a change in the composition of the Board of Directors during any two-year period resulting in a majority turnover where election or nomination of the new directors was not approved by at least two-thirds of the directors then in office who were directors at the beginning of such period, or

(ii)	approval by the Company’s stockholders of (A) the Company’s merger or consolidation where the Company is not the surviving corporation or (B) the Company’s sale or disposal of all or substantially all of the Company’s assets (including a plan of liquidation).

Mr. Soto must elect to terminate his employment agreement for Good Reason within 24 months after the occurrence of the event or events constituting Good Reason.

If Mr. Soto’s employment with the Company is terminated for cause or if Mr. Soto terminates the employment agreement for other than Good Reason, Mr. Soto is entitled to receive all accrued but unpaid amounts payable under the employment agreement with respect to the period ending on the date of termination. For one year after such a termination, Mr. Soto is restricted from engaging, within the United States, in a business activity that competes with the Company’s business.

The Company may terminate Mr. Soto’s employment if Mr. Soto is absent from his employment for a continuous period of one year due to disability, in which case Mr. Soto is entitled to receive, in addition to all accrued but unpaid amounts payable under the employment agreement with respect to the period prior to the date of termination, all benefits payable under any disability insurance the Company maintains with respect to Mr. Soto.

If Mr. Soto dies during the term of his employment, in addition to the proceeds of the life insurance policies covering Mr. Soto, his legal representative is entitled to receive, on a pro rata basis for the period ending with the last day of the month in which Mr. Soto dies, compensation at Mr. Soto’s then base salary, including accrued and unused vacation pay and any accrued bonus.

If Mr. Soto’s employment terminates for any reason, the employment agreement provides that Mr. Soto is entitled to receive all accrued and vested benefits under all Company plans and programs in which he participates.

Mr. Soto is party to restricted stock award agreements with the Company with respect to (i) 10,000 shares awarded on August 5, 2010, (ii) 20,000 shares awarded on August 18, 2011, (iii) 12,500 shares awarded on August 21, 2012, (iv) 12,500 shares awarded on August 14, 2013 and (v) 14,000 shares awarded on August 13, 2014. All of the restricted stock award agreements provide that the risk of forfeiture lapses in five equal annual installments beginning on the one-year anniversary of the date of the award and ending on the five-year anniversary of the date of the award. Mr. Soto’s restricted stock award agreements also provide that the risk of forfeiture with respect to all shares of restricted stock held by Mr. Soto will automatically lapse on the date his employment terminates due to his retirement, death or disability, and immediately prior to the consummation of a Change of Control (as defined in the restricted stock award agreements). See “All Named Executive Officers” below in this section for the definition of Change of Control under the restricted stock award agreements.

The following table summarizes the estimated potential benefits that would have been payable to Mr. Soto under his employment and restricted stock award agreements if his employment had been terminated on June 30, 2014 for the reasons set forth in the table. The amounts shown in the table do not include accrued but unpaid amounts payable under the employment agreement with respect to the period prior to the date of termination, or payments or benefits to the extent that they are provided on a non-discriminatory basis to the Company’s salaried employees generally. The amounts set forth in the table are estimates only, assuming that Mr. Soto’s employment terminated on June 30, 2014, and do not necessarily reflect the actual amounts that would be paid to Mr. Soto upon a termination. Actual amounts can only be determined upon termination.

Termination Without Cause or Resignation for Good Reason	Termination for Cause or Resignation Not for Good Reason	Termination Upon Disability	Termination Upon Death	Termination Upon Retirement
$3,773,310(1)	$—	$779,875(2)	$779,875(2)	$779,875(2)

(1)	Comprised of all sums which would have become payable to Mr. Soto under his employment agreement during the three-year period following the date of termination, including (A) base salary, assuming that base salary for fiscal year 2014 increases by 5% per year, (B) annual performance bonuses based on the average of the three highest such bonuses, including cash bonus and the value of restricted stock awarded as of the date of the award (42,500 of which shares would be forfeited upon termination, with the exception of termination by Mr. Soto for Good Reason following a Defined Corporate Change), paid in respect of the five fiscal years preceding the date of termination, and (C) benefits and perquisites based on benefits and perquisites paid during fiscal year 2014, which are comprised of certain annual medical insurance premiums previously paid by the Company for the benefit of Mr. Soto ($32,904 per year), reimbursement of medical expenses not covered under the Company’s health insurance program ($10,000 per year), car lease payments ($10,012 per year), club membership dues ($10,040 per year), contribution to the Company’s 401(k) Savings Plan for employer match, premiums for certain life insurance policies maintained by the Company for Mr. Soto ($21,000 per year) and dental, disability and group life insurance premiums. If Mr. Soto terminates his employment agreement for Good Reason, the amounts payable to Mr. Soto are subject to reduction so that they are not subject to the 20% excise tax on “excess parachute payments” as defined in Section 280G of the Internal Revenue Code.
(2)	Comprised of the market value of 42,500 shares of restricted stock for which the forfeiture restrictions automatically lapse on the date Mr. Soto’s employment terminates due to his retirement, death or disability, based on a stock price of $18.35 per share, which is the closing price of the Company’s Common Stock on June 30, 2014, the last day of fiscal year 2014.

President and Chief Operating Officer.   Mr. Hedger’s employment agreement provides that he is entitled to receive certain benefits upon termination of his employment.

If A-G terminates Mr. Hedger’s employment agreement for other than cause or if Mr. Hedger terminates his employment agreement for Good Reason (as defined below), Mr. Hedger is entitled to receive, in addition to accrued but unpaid amounts payable under the employment agreement with respect to the period prior to the date of termination, any and all sums that would have become payable to Mr. Hedger under the employment agreement during the three-year period following the date of termination, including (i) base salary at the rate payable on the date of termination and (ii) an annual performance bonus based on the average of the bonuses paid to Mr. Hedger (including cash bonus and the value of restricted stock awarded as of the date of the award) during the three fiscal years preceding the date of termination.

The amounts covered by clauses (i) and (ii) of the preceding paragraph are to be paid in a lump sum (computed without any discount for present value) within 30 days after such termination, unless they are subject to Section 409A of the Internal Revenue Code, in which case if Mr. Hedger is a Specified Employee (as defined in Section 409A of the Internal Revenue Code) on the date of his termination, payment will be delayed for six months following such termination. In the event of Mr. Hedger’s death during such six-month period, payment will be made in the payroll period next following the payroll period in which Mr. Hedger’s death occurs. If Mr. Hedger terminates the employment agreement for Good Reason, the amounts payable are limited to the maximum amount that can be paid without incurring the 20% excise tax on “excess parachute payments” as defined in Section 280G of the Internal Revenue Code.

Good Reason means a material breach of the employment agreement by A-G or the occurrence of a Defined Corporate Change (as defined above). Mr. Hedger must elect to terminate his employment agreement for Good Reason within 24 months after the occurrence of the event or events constituting Good Reason.

If Mr. Hedger’s employment with A-G is terminated for cause or if Mr. Hedger terminates the employment agreement for other than Good Reason, Mr. Hedger is entitled to receive all accrued but unpaid amounts payable under the employment agreement with respect to the period ending on the date of termination.

Mr. Hedger’s employment agreement provides that for one year after his employment terminates for any reason, Mr. Hedger is restricted from engaging, within the United States or any country, province, district, island or possession located outside the United States in which A-G or the Company does business at such time, in a business activity that competes with the business of A-G or the Company. If Mr. Hedger’s employment terminates for any reason, the employment agreement also provides that for five years after termination Mr. Hedger is restricted from (i) soliciting, employing, dealing with or otherwise interfering with any of the Company’s or A-G’s contracts or relationships with any employee, officer, director, or any independent contractor, or (ii) soliciting, dealing with or otherwise interfering with any of the Company’s or A-G’s contracts or relationships with any independent contractor, customer, client or supplier of the Company or A-G.

Mr. Hedger is party to restricted stock award agreements with the Company with respect to (i) 6,000 shares awarded on September 24, 2009, (ii) 3,000 shares awarded on October 6, 2010, (iii) 7,500 shares awarded on August 18, 2011, (iv) 12,500 shares awarded on August 21, 2012, (v) 12,500 shares awarded on August 14, 2013 and (vi) 14,000 shares awarded on August 13, 2014. All of the restricted stock award agreements provide that the risk of forfeiture lapses in five equal annual installments beginning on the one-year anniversary of the date of the award and ending on the five-year anniversary of the date of the award. Mr. Hedger’s restricted stock award agreements also provide that the risk of forfeiture with respect to all shares of restricted stock held by Mr. Hedger will automatically lapse on the date his employment terminates due to his retirement at or after age 65, death or disability, and immediately prior to the consummation of a Change of Control (as defined in the restricted stock award agreements). See “All Named Executive Officers” below in this section for the definition of Change of Control under the restricted stock award agreements.

The following table summarizes the estimated potential benefits that would have been payable to Mr. Hedger under his employment and restricted stock award agreements if his employment had been terminated on June 30, 2014 for the reasons set forth in the table. The amounts shown in the table do not include accrued but unpaid amounts payable under the employment agreement with respect to the period prior to the date of termination, or payments or benefits to the extent that they are provided on a non-discriminatory basis to A-G’s salaried employees generally. The amounts set forth in the table are estimates only, assuming that Mr. Hedger’s employment terminated on June 30, 2014, and do not necessarily reflect the actual amounts that would be paid to Mr. Hedger upon a termination. Actual amounts can only be determined upon termination.

Termination Without Cause or Resignation for Good Reason	Termination for Cause or Resignation Not for Good Reason	Termination Upon Disability	Termination Upon Death	Termination Upon Retirement
$3,137,918 (1)	$—	$539,490 (2)	$539,490 (2)	$—

(1)	Comprised of all sums which would have become payable to Mr. Hedger under his employment agreement during the three-year period following the date of termination, including (A) base salary at the rate payable on the date of termination and (B) an annual performance bonus based on the average of the bonuses paid to Mr. Hedger during the three fiscal years preceding the date of termination, including cash bonus and the value of restricted stock awarded as of the date of the award (29,400 of which shares would be forfeited upon termination, with the exception of termination by Mr. Hedger for Good Reason following a Defined Corporate Change). If Mr. Hedger terminates his employment agreement for Good Reason, the amounts payable to Mr. Hedger are subject to reduction so that they are not subject to the 20% excise tax on “excess parachute payments” as defined in Section 280G of the Internal Revenue Code.
(2)	Comprised of the market value of 29,400 shares of restricted stock for which the forfeiture restrictions automatically lapse on the date Mr. Hedger’s employment terminates due to his retirement at or after age 65, death or disability, based on a stock price of $18.35 per share, which is the closing price of the Company’s Common Stock on June 30, 2014, the last day of fiscal year 2014.

Other Named Executive Officers.   The Company has a severance compensation plan which provides for special severance benefits to employees designated by the Board of Directors if they are terminated (which includes resignation) during the 24-month period following a Defined Corporate Change (as defined above). The benefit is payable within ten days of termination of employment unless the benefit is subject to Section 409A of the Internal Revenue Code, in which case payment of the benefit shall be delayed for six months following such termination if the designated employee is a Specified Employee (as defined in Section 409A of the Internal Revenue Code) on the date of termination. The benefit shall be equal to a multiple (as pre-designated by the Executive Compensation Committee) of the sum of (i) such employee’s annualized base salary for the period immediately prior to the Defined Corporate Change, (ii) the average of such employee’s bonuses in the three highest years during the five-year period prior to termination, and (iii) certain annual medical insurance premiums previously paid by the Company for the benefit of such employee. The benefit payable under the severance compensation plan may not exceed the maximum amount that can be paid without incurring the 20% excise tax on “excess parachute payments” as defined in Section 280G of the Internal Revenue Code. In certain circumstances, the severance compensation plan may be amended or terminated by the Board of Directors.

In fiscal year 2014, Messrs. Andrews and Espeso participated in the severance compensation plan, and the benefit payable to each of Messrs. Andrews and Espeso pursuant to such plan is equal to two times the amounts listed in clauses (i), (ii) and (iii) of the preceding paragraph and is payable only if the termination is for a reason other than death, disability or retirement.

The following table shows the estimated potential benefits that would have been payable to each of Mr. Andrews and Mr. Espeso had their employment been terminated on June 30, 2014 for the reasons set forth in the table. The amounts shown in the table do not include payments or benefits provided on a non-discriminatory basis to the Company’s salaried employees generally. The amounts set forth in the table are estimates only, assuming that Mr. Andrews’ and Mr. Espeso’s employment was terminated on June 30, 2014, and do not necessarily reflect the actual amounts that would be paid to Mr. Andrews and Mr. Espeso upon a termination. Actual amounts can only be determined upon termination.

Name	Termination (Other Than for Death, Disability or Retirement) Following a Defined Corporate Change (1)	Other Termination
William C. Andrews	$797,392	—
Joseph Espeso	$712,104	—

(1)	Comprised of all sums payable to such Named Executive Officer under the severance compensation plan, including two times (A) such Named Executive Officer’s annualized base salary for the period immediately prior to the Defined Corporate Change, (B) the average of such Named Executive Officer’s three highest annual performance bonuses, including cash bonus and the value of restricted stock awarded as of the date of the award, during the five-year period prior to termination, and (C) certain annual medical insurance premiums previously paid by the Company for the benefit of such Named Executive Officer. The amounts payable to each of Messrs. Andrews and Espeso under the severance compensation plan are subject to reduction so that they are not subject to the 20% excise tax on “excess parachute payments” as defined in Section 280G of the Internal Revenue Code.

All Named Executive Officers.   Each of Messrs. Soto, Hedger, Espeso and Andrews are party to restricted stock award agreements with the Company with respect to shares of restricted stock awarded to such Named Executive Officers. The shares of restricted stock subject to the restricted stock award agreements are subject to a risk of forfeiture that lapses in five equal annual installments beginning on the one-year anniversary of the date of the award and ending on the five-year anniversary of the date of the award. Each of the restricted stock award agreements for Messrs. Soto and Hedger provide that the risk of forfeiture with respect to all shares of restricted stock held by Messrs. Soto and Hedger will automatically lapse immediately prior to the consummation of a Change of Control. Each of the restricted stock award agreements for Messrs. Espeso and Andrews for awards of restricted stock under the 2006 Stock Option and Restricted Stock Plan provide that the risk of forfeiture with respect to all shares of restricted stock held by Messrs. Espeso and Andrews will automatically lapse immediately prior to the consummation of a Change of Control, unless Mr. Espeso or Mr. Andrews, as applicable, ceases to be employed with the Company upon such Change of Control or if the acquiring or successor entity (or parent thereof) in the Change of Control transaction provides for the continuance or assumption of such restricted stock award agreement or the substitution for such restricted stock award agreement of a new agreement of comparable value covering shares of a successor corporation. The restricted stock award agreements for the awards made to Mr. Andrews under the 2012 Stock Incentive Plan provide that the risk of forfeiture with respect to all shares of restricted stock held by Mr. Andrews will automatically lapse immediately prior to the consummation of a Change of Control, unless the acquiring or successor entity (or parent thereof) in the Change of Control transaction provides for the continuance or assumption of such restricted stock award agreement or the substitution for such restricted stock award agreement of a new agreement of comparable value covering shares of a successor corporation. Under each of the restricted stock award agreements relating to awards made under the 2006 Stock Option and Restricted Stock Plan, “Change of Control” is defined to include:

(i)	approval by the Company’s stockholders (or Board of Directors, if stockholder action is not required) of a sale or other disposition of all or substantially all of the Company’s assets, other than to a subsidiary,
(ii)	approval by the Company’s stockholders (or Board of Directors, if stockholder action is not required) of a merger, plan of reorganization, consolidation or share exchange with any other entity, where immediately following such a transaction the holders of the Company’s voting securities or such surviving entity immediately prior to such transaction hold securities representing 50% or less of the combined voting power of the voting securities of the Company or such surviving entity immediately after such transaction, and
(iii)	any entity, person or group, within the meaning of Section 13(d)(3) or Section 14(d)(2) of the Securities Exchange Act of 1934, other than the Company or any of its subsidiaries or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries, becomes the beneficial owner of, or obtains voting control over, more than 50% of the outstanding shares of the Company’s Common Stock.

Under each of the restricted stock award agreements relating to awards made under the 2012 Stock Incentive Plan, “Change of Control” is defined to include:

(i)	the consummation of a sale or other disposition of all or substantially all of the assets of the Company, other than to a subsidiary,
(ii)	consummation of a merger, plan of reorganization, consolidation or share exchange with any other entity, where immediately following such a transaction the holders of the Company’s voting securities or such surviving entity immediately prior to such transaction hold securities representing 50% or less of the combined voting power of the voting securities of the Company or such surviving entity immediately after such transaction,
(iii)	any entity, person or group, within the meaning of Section 13(d)(3) or Section 14(d)(2) of the Securities Exchange Act of 1934, other than the Company or any of its subsidiaries or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries, becomes the beneficial owner of, or obtains voting control over, more than 50% of the outstanding shares of the Company’s Common Stock, and
(iv)	approval by the shareholders of the Company of a plan of complete liquidation or dissolution of the Company.

The following table shows the estimated benefits that would have been payable to each Named Executive Officer under his respective restricted stock award agreements if a Change of Control had occurred on June 30, 2014, assuming, in the case of Messrs. Espeso and Andrews only, that such Named Executive Officer’s employment was not terminated in connection with such Change of Control and the acquiring or successor entity (or parent thereof) in the Change of Control transaction did not provide for the continuance or assumption of such restricted stock award agreements or the substitution for such restricted stock award agreements of new agreements of comparable value covering shares of a successor corporation.

Name	Restricted Stock Acceleration (1)
Raymond M. Soto	$779,875
Michael C. Hedger	$539,490
Joseph Espeso	$84,410
William C. Andrews	$146,800

(1)	Represents the number of shares of restricted stock held by such Named Executive Officer subject to a risk of forfeiture as of June 30, 2014, multiplied by a stock price of $18.35 per share, which is the closing price of the Company’s Common Stock on June 30, 2014, the last day of fiscal year 2014. Information regarding the number of shares of restricted stock held by each Named Executive Officer that remained subject to a risk of forfeiture as of June 30, 2014 is set forth in the Outstanding Equity Awards at 2014 Fiscal Year-End table above.

Non-Employee Directors’ Compensation in Fiscal Year 2014

Directors who are also employees of the Company or any of its subsidiaries receive no additional compensation for their service as a director. The following table sets forth all compensation paid or granted by the Company for fiscal year 2014 to each director who is not a Named Executive Officer or otherwise an employee of the Company or any of its subsidiaries.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3) (4) (5)	Option Awards ($) (6)	All Other Compensation Awards ($) (7)	Total ($)
Kevin M. Conlisk	53,000	10,000	—	897	63,897
Michael H. Flynn	53,000	10,000	—	1,265	64,265
George R. Kabureck	53,000	10,000	—	1,265	64,265
Stephen F. Ryan	53,000	22,000	—	1,305	76,305
Peter J. Siciliano	53,000	10,000	—	581	63,581
Gerald A. Smith	63,000	10,000	—	897	73,897

(1)	Represents annual director’s fees and fees earned for Board and committee meeting attendance in fiscal year 2014.
(2)	Represents the aggregate grant date fair value for all restricted stock awards or stock options, as applicable, made to each non-employee director with respect to fiscal year 2014, computed in accordance with ASC Topic 718, Compensation - Stock Compensation. For a discussion of the assumptions made in these valuations, refer to “Note 11 — Stock Options and Restricted Stock” to the Consolidated Financial Statements.
(3)	Each non-employee director was granted 500 shares of restricted stock on November 26, 2013. The grant date fair value of this restricted stock award to each non-employee director computed in accordance with ASC Topic 718, Compensation - Stock Compensation is $10,000, which is calculated based on the number of shares of restricted stock awarded multiplied by $20.00, the closing price of the Company’s Common Stock on November 26, 2013, the date of grant.
(4)	Mr. Ryan was granted 600 shares of restricted stock on November 26, 2013, in connection with his election as a director on November 26, 2013. The grant date fair value of this restricted stock award to Mr. Ryan computed in accordance with ASC Topic 718, Compensation - Stock Compensation is $12,000, which is calculated based on the number of shares of restricted stock awarded multiplied by $20.00, the closing price of the Company’s Common Stock on November 26, 2013, the date of grant.
(5)	As of June 30, 2014, each of Messrs. Conlisk and Smith held (i) 100 shares of restricted stock subject to a risk of forfeiture, which lapses on November 24, 2014, (ii) 200 shares of restricted stock subject to a risk of forfeiture, which lapses in two equal annual installments on November 23, 2014 and November 23, 2015, (iii) 180 shares of restricted stock subject to a risk of forfeiture, which lapses in three equal annual installments on November 22, 2014, November 22, 2015 and November 22, 2016, and (iv) 500 shares of restricted stock subject to a risk of forfeiture, which lapses on November 26, 2014. As of June 30, 2014, each of Messrs. Flynn and Kabureck held (i) 100 shares of restricted stock subject to a risk of forfeiture, which lapses on November 24, 2014, (ii) 200 shares of restricted stock subject to a risk of forfeiture, which lapses in two equal annual installments on November 23, 2014 and November 23, 2015, (iii) 180 shares of restricted stock subject to a risk of forfeiture, which lapses in three equal annual installments on November 22, 2014, November 22, 2015 and November 22, 2016, (iv) 400 shares of restricted stock subject to a risk of forfeiture, which lapses in two equal annual installments on December 3, 2014 and December 3, 2015, and (v) 500 shares of restricted stock subject to a risk of forfeiture, which lapses on November 26, 2014. As of June 30, 2014, Mr. Ryan held (i) 100 shares of restricted stock subject to a risk of forfeiture, which lapses on November 24, 2014, (ii) 200 shares of restricted stock subject to a risk of forfeiture, which lapses in two equal annual installments on November 23, 2014 and November 23, 2015, (iii) 180 shares of restricted stock subject to a risk of forfeiture, which lapses in three equal annual installments on November 22, 2014, November 22, 2015 and November 22, 2016, (iv) 500 shares of restricted stock subject to a risk of forfeiture, which lapses on November 26, 2014, and (v) 600 shares of restricted stock subject to a risk of forfeiture, which lapses in three equal annual installments on November 26, 2014, November 26, 2015 and November 26, 2016. As of June 30, 2014, Mr. Siciliano held (i) 180 shares of restricted stock subject to a risk of forfeiture, which lapses in three equal annual installments on November 22, 2014, November 22, 2015 and November 22, 2016, and (ii) 500 shares of restricted stock subject to a risk of forfeiture, which lapses on November 26, 2014.
(6)	As of June 30, 2014, Mr. Ryan had outstanding options for an aggregate of 4,500 shares of the Company’s Common Stock, of which 2,625 were exercisable, each of Messrs. Conlisk, Siciliano and Smith had outstanding options for an aggregate of 3,750 shares of the Company’s Common Stock, of which none were exercisable, Mr. Flynn had outstanding options for an aggregate of 1,875 shares of the Company’s Common Stock, of which 1,875 were exercisable, and Mr. Kabureck had no outstanding options.
(7)	“All Other Compensation” for each of Messrs. Conlisk, Flynn, Kabureck, Ryan, Siciliano and Smith is composed of dividends paid during fiscal year 2014 on restricted stock awards subject to risk of forfeiture.

In fiscal year 2014, non-employee directors received a $25,000 director’s fee ($35,000 for the Chairman of the Audit Committee), and a fee of $4,000 for attendance at each meeting of the Board of Directors. The non-employee directors do not receive any additional fees for attendance at committee meetings.

Under the Company’s 2012 Stock Incentive Plan, each non-employee director is eligible to receive grants of non-qualified or compensatory stock options and awards of restricted stock for up to a combined annual maximum of 3,000 shares of Common Stock per non-employee director. The foregoing grants and awards are made at the discretion of the Executive Compensation Committee, and are the only grants and awards permitted to be made under the 2012 Stock Incentive Plan to the non-employee directors.

Risk Analysis of the Company’s Compensation Policies and Practices

The Company does not believe that its compensation policies and practices create any risks that are reasonably likely to have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Security Ownership of Certain Beneficial Owners

A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Voting power is the power to vote or direct the voting of securities, and investment power is the power to dispose of or direct the disposition of securities. The following table sets forth certain information concerning each person known to the Company or its management who beneficially owned more than 5% of the Company’s Common Stock as of October 1, 2014. All information shown in the table is based solely on information reported on Schedule 13Ds and Schedule 13Gs filed with the Securities and Exchange Commission on the dates indicated in the footnotes to the table.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class (1)
Thomson Horstmann & Bryant, Inc. (2)	978,243	11.2%
501 Merritt 7
Norwalk, CT 06851
Ariel Investments, LLC (3)	554,021	6.4%
200 E. Randolph Drive, Suite 2900
Chicago, IL 60601
Gabelli Funds, LLC (4)	926,094	10.6%
One Corporate Center
Rye, NY 10580

(1)	Percentages are based on 8,709,974 shares of the Company’s Common Stock outstanding on October 1, 2014.
(2)	Based on Amendment No. 1 to a Schedule 13G filing by Thomson Horstmann & Bryant, Inc. dated February 6, 2014, Thomson Horstmann & Bryant, Inc. had shared voting power with respect to 444,993 of such shares and sole dispositive power with respect to all such shares.
(3)	Based on a Schedule 13G filing by Ariel Investments, LLC on February 14, 2014, Ariel Investments, LLC had sole voting power with respect to 351,563 of such shares and sole dispositive power with respect to all such shares.
(4)	GGCP, Inc. (“GGCP”), GAMCO Investors, Inc. (“GBL”), Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Teton Advisors, Inc. (“Teton Advisors”), Gabelli Securities, Inc. (“GSI”), and Mario Gabelli (collectively, the “Reporting Persons”) jointly filed a Schedule 13D/A with the Securities and Exchange Commission on October 2, 2014, with respect to the beneficial ownership of the Common Stock. The Schedule 13D/A states that Mr. Gabelli is the controlling stockholder, Chief Executive Officer and a director of GGCP; Chairman and Chief Executive Officer of GBL; a member of GGCP Holdings LLC; and the controlling shareholder of Teton Advisors. The Schedule 13D/A further states that GGCP is the manager and a member of GGCP Holdings LLC which is the controlling shareholder of GBL; and GBL is the parent company for GAMCO, GSI and Gabelli Funds. Based on the Schedule 13D/A filed by the Reporting Persons, the Reporting Persons, in the aggregate, beneficially owned 926,094 shares of Common Stock, with the beneficial ownership of each Reporting Person being as follows: (i) Gabelli Funds beneficially owned 589,600 shares of Common Stock, as to which it has sole voting and dispositive power; (ii) GAMCO beneficially owned 144,475 shares of Common Stock, as to which it has sole voting and dispositive power; (iii) GSI beneficially owned 162,019 shares of Common Stock, as to which it has sole voting and dispositive power; (iv) Teton Advisors beneficially owned 30,000 shares of Common Stock, as to which it has sole voting and dispositive power; and (v) GGCP, GBL and Mr. Gabelli did not beneficially own any shares of Common Stock.
20

Security Ownership of Management

The following table sets forth all equity securities of the Company beneficially owned as of October 1, 2014, by (i) each director, (ii) each executive officer named in the Summary Compensation Table below, and (iii) all directors and executive officers as a group. Except as otherwise indicated, all beneficial ownership reflected in the table represents sole voting and investment power as to the shares of Common Stock listed.

Name	Amount of Shares of Common Stock Owned/Nature of Ownership (1) (2)	Options Exercisable (3)	Total	Percent of Total Class (4)
William C. Andrews	25,397	—	25,397	*
Kevin M. Conlisk	29,632	1,875	31,507	*
Joseph Espeso	36,196	—	36,196	*
Michael H. Flynn	15,400	1,875	17,275	*
Michael C. Hedger	96,352	—	96,352	1.1%
George R. Kabureck	17,017	—	17,017	*
Stephen F. Ryan	8,400	4,500	12,900	*
Peter J. Siciliano	6,050	1,875	7,925	*
Gerald A. Smith	25,374	1,875	27,249	*
Raymond M. Soto	216,059	—	216,059	2.5%
All Executive Officers and Directors as a Group	475,877	12,000	487,877	5.6%

*	Less than 1% of the Company’s outstanding shares of Common Stock as of October 1, 2014.

(1)	Includes 1,146 shares and 2,812 shares held by the wives of Messrs. Espeso and Soto, respectively (an aggregate of 3,958 shares owned by the wives of all directors and officers as a group), as to which such directors and officers disclaim beneficial ownership.

(2)	Includes 8,600 shares of restricted stock held by Mr. Andrews; 980 shares of restricted stock held by Mr. Conlisk; 2,100 shares of restricted stock held by Mr. Espeso; 1,380 shares of restricted stock held by Mr. Flynn; 35,700 shares of restricted stock held by Mr. Hedger; 1,380 shares of restricted stock held by Mr. Kabureck; 1,580 shares of restricted stock held by Mr. Ryan; 680 shares of restricted stock held by Mr. Siciliano; 980 shares of restricted stock held by Mr. Smith; and 41,500 shares of restricted stock held by Mr. Soto. Pursuant to the terms of each restricted stock award agreement, each individual has voting power but not investment power as to the shares of restricted stock held by him.

(3)	Represents shares subject to stock options granted under the Company’s Amended and Restated 2006 Stock Option and Restricted Stock Plan that may be acquired within 60 days of October 1, 2014.

Changes in Control

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

Although there can be no assurance, the Company expects the Merger to close late in calendar year 2014 or early in calendar year 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

James Hedger, Vice President – Engineering for the Company’s seismic energy sources segment, is the brother of Michael C. Hedger, who is the President, Chief Operating Officer and a director of the Company and the President of its wholly-owned subsidiary, A-G Geophysical Products, Inc. In fiscal year 2014, James Hedger’s compensation was approximately $220,000.

Review, Approval or Ratification of Transactions with Related Persons

In addition to the policies in the Company’s Code of Ethics regarding transactions with related persons, the Audit Committee is responsible for review, oversight and approval of all transactions between the Company and any related person (as defined in the Securities and Exchange Commission’s rules).

Director Independence

The Board of Directors has determined that the following members of the Board of Directors are “independent” in accordance with the NASDAQ Marketplace Rules: Kevin M. Conlisk, Michael H. Flynn, George R. Kabureck, Stephen F. Ryan, Peter J. Siciliano and Gerald A. Smith. During the fiscal year ended June 30, 2014, the independent members of the Board of Directors held one meeting without the employee directors present.

Item 14. Principal Accounting Fees and Services.

Relationship with Independent Accountants

Audit and Non-Audit Fees

The following table sets forth fees billed to the Company by McGladrey for the fiscal years ended June 30, 2014 and 2013:

	2014	2013
Audit Fees	$427,500	$426,200
Audit-Related Fees	11,100	—
Tax Fees	—	—
All Other Fees	—	—

Audit Fees include fees billed for the audit of the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K, reviews of unaudited financial statements included in the Company’s quarterly reports on Form 10-Q and, for fiscal year 2013, assistance in connection with the Company’s filing of a registration statement on Form S-8 relating to the offering of shares of the Company’s Common Stock pursuant to the Company’s 2012 Stock Incentive Plan. Audit-Related Fees in 2014 include fees billed for assistance in responding to comment letters from the Securities and Exchange Commission.

Audit Committee Pre-Approval Policy

 The Audit Committee must approve in advance all audit and non-audit services (except as permitted by law) provided to the Company by independent accountants. All of the audit fees disclosed in the table above were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following are being filed as part of this Annual Report on Form 10-K:

(a) (1) and (2) Financial Statements and Financial Statement Schedule

Page Number
Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2 through F-3
Consolidated Balance Sheets as of June 30, 2014 and 2013	F-4
Consolidated Statements of Income for the Years Ended June 30, 2014, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 2014, 2013 and 2012	F-6
Notes to Consolidated Financial Statements	F-7 through F-25
Financial Statement Schedule for the Years Ended June 30, 2014, 2013 and 2012
Schedule II – Valuation and Qualifying Accounts	F-26

Schedules other than the Financial Statement Schedule listed above are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and among Teledyne Technologies Incorporated, Lightning Merger Sub, Inc. and Bolt Technology Corporation, dated September 3, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K Current Report, SEC File No. 001-12075, dated September 3, 2014 and filed with the Commission on September 3, 2014).
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).

Exhibit No.	Description
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075); Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Raymond M. Soto dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporating Amendment) (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†
10.8	Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Michael C. Hedger dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporating Amendment) (incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).†
10.9	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).
10.11	Bolt Technology Corporation 2012 Stock Incentive Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8, SEC File No. 333-185190, dated and filed with the Commission on November 29, 2012).†
10.12	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2013, SEC File No. 001-12075) .†
10.13	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 2013, SEC File No. 001-12075).†
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*

Exhibit No.	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
31.4	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).***
101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and June 30, 2013, (ii) Consolidated Statements of Income for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, (iv) Notes to Consolidated Financial Statements and (v) Schedule II — Valuation and Qualifying Accounts.*

*	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed September 12, 2014, SEC File No. 001-12075.
**	Filed herewith.
***	Furnished as an exhibit to the Company’s Annual Report on Form 10-K filed September 12, 2014, SEC File No. 001-12075.

†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT TECHNOLOGY CORPORATION
Date: October 28, 2014
	By:	/s/ Raymond M. Soto
Raymond M. Soto
(Chairman of the Board and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond M. Soto	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2014
(Raymond M. Soto)

/s/ Michael C. Hedger	President, Chief Operating Officer and Director	October 28, 2014
(Michael C. Hedger)

/s/ Joseph Espeso	Senior Vice President — Finance, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	October 28, 2014
(Joseph Espeso)

/s/ Kevin M. Conlisk	Director	October 28, 2014
(Kevin M. Conlisk)

/s/ Michael H. Flynn	Director	October 28, 2014
(Michael H. Flynn)

/s/ George R. Kabureck	Director	October 28, 2014
(George R. Kabureck)

/s/ Stephen F. Ryan	Director	October 28, 2014
(Stephen F. Ryan)

/s/ Peter J. Siciliano	Director	October 28, 2014
(Peter J. Siciliano)

/s/ Gerald A. Smith	Director	October 28, 2014
(Gerald A. Smith)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and among Teledyne Technologies Incorporated, Lightning Merger Sub, Inc. and Bolt Technology Corporation, dated September 3, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K Current Report, SEC File No. 001-12075, dated September 3, 2014 and filed with the Commission on September 3, 2014).
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).
3.2	Bylaws of the Registrant, amended and restated effective as of January 23, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 23, 2008 and filed with the Commission on January 25, 2008).
10.1	Bolt Technology Corporation Amended and Restated 2006 Stock Option and Restricted Stock Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.2	Bolt Technology Corporation Amended and Restated Severance Compensation Plan together with Form of Designation of Participation (incorporated by reference to Exhibit 10.2 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007).†
10.3	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).
10.4	Lease Agreement dated January 10, 2003 between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 2003, SEC File No. 001-12075); Letter Agreement, dated April 3, 2012, between 381 Connecticut Avenue Corporation and Bolt Technology Corporation (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).
10.5	Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of June 10, 1996; Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of September 20, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, SEC File No. 001-12075); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto effective as of November 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between Bolt Technology Corporation and Raymond M. Soto dated as of November 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2009, SEC File No. 001-12075).†
10.6	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2008, SEC File No. 001-12075); Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Raymond M. Soto dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporating Amendment) (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).†
10.7	Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger, dated May 13, 2005 (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2005, SEC File No. 001-12075); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger effective as of November 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K Current Report, SEC File No. 001-12075, dated November 20, 2007 and filed with the Commission on November 21, 2007); Amendment to Employment Agreement between A-G Geophysical Products, Inc. and Michael C. Hedger dated November 5, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2010, SEC File No. 001-12075).†

Exhibit No.	Description
10.8	Amendment to Restricted Stock Award Agreements by and between Bolt Technology Corporation and Michael C. Hedger dated as of September 10, 2012, together with Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporating Amendment) (incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended June 30, 2012, SEC File No. 001-12075).†
10.9	Non-Competition Agreement by and among Real Time Systems Inc., Bolt Technology Corporation, Embedded Microsystems, Inc. dba Real Time Systems and W. Allen Nance dated July 10, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K Current Report, SEC File No. 001-12075, dated July 10, 2007 and filed with the Commission on July 12, 2007).
10.10	Stock Purchase Agreement by and among Bolt Technology Corporation and the holders of all of the outstanding shares of capital stock of SeaBotix Inc. dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K Current Report, SEC File No. 001-12075, dated January 6, 2011 and filed with the Commission on January 11, 2011).
10.11	Bolt Technology Corporation 2012 Stock Incentive Plan together with (i) Form of Incentive Stock Option Agreement, (ii) Form of Nonqualified Stock Option Agreement, (iii) Form of Non-Employee Director Nonqualified Stock Option Agreement, and (iv) Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8, SEC File No. 333-185190, dated and filed with the Commission on November 29, 2012).†
10.12	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Raymond M. Soto (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2013, SEC File No. 001-12075) .†
10.13	Form of Restricted Stock Award Agreement by and between Bolt Technology Corporation and Michael C. Hedger (incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 2013, SEC File No. 001-12075).†
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
31.4	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).***
101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2014 and June 30, 2013, (ii) Consolidated Statements of Income for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Cash Flows for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, (iv) Notes to Consolidated Financial Statements and (v) Schedule II — Valuation and Qualifying Accounts.*

*	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed September 12, 2014, SEC File No. 001-12075.
**	Filed herewith.
***	Furnished as an exhibit to the Company’s Annual Report on Form 10-K filed September 12, 2014, SEC File No. 001-12075.

†	Management contract or compensatory plan.

