Form 10-Q
period 2014-09-30
BOLT TECHNOLOGY CORP
filed 2014-11-10
CIK 354655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

At November 6, 2014, there were 8,710,328 shares of Common Stock, without par value, outstanding.

BOLT TECHNOLOGY CORPORATION

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013

Sales	$11,913,000	$16,208,000

Costs and Expenses:
Cost of sales	6,134,000	7,957,000
Research and development	958,000	926,000
Selling, general and administrative	3,680,000	3,847,000
Merger expense	1,417,000	-
Interest income	(50,000)	(50,000)
	12,139,000	12,680,000

(Loss) Income before income taxes	(226,000)	3,528,000
Provision for income taxes	344,000	1,165,000
Net (loss) income	$(570,000)	$2,363,000

(Loss) Earnings per share:
Basic	$(0.07)	$0.27
Diluted	$(0.07)	$0.27

Average number of common shares outstanding:
Basic	8,694,083	8,643,400
Diluted	8,694,083	8,653,426

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	June 30,
	(unaudited)	2014

ASSETS
Current Assets:
Cash and cash equivalents	$21,830,000	$24,245,000
Accounts receivable, less allowance for uncollectible accounts of $195,000 at September 30, 2014 and $129,000 at June 30, 2014	8,205,000	7,568,000
Inventories	21,839,000	20,812,000
Deferred income taxes	540,000	498,000
Other current assets	1,073,000	1,360,000
Total current assets	53,487,000	54,483,000
Property, Plant and Equipment, net	5,665,000	5,544,000
Goodwill, net	17,227,000	17,227,000
Other Intangible Assets, net	5,969,000	6,172,000
Other Assets	242,000	237,000
Total assets	$82,590,000	$83,663,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,238,000	$1,645,000
Accrued expenses	3,285,000	3,861,000
Contingent earnout liability	2,810,000	2,810,000
Dividends payable	784,000	781,000
Total current liabilities	9,117,000	9,097,000
Deferred Income Taxes	2,219,000	2,171,000
Total liabilities	11,336,000	11,268,000

Stockholders’ Equity:
Common stock	33,420,000	33,207,000
Retained earnings	39,760,000	41,114,000
Treasury stock, at cost	(1,926,000)	(1,926,000)
Total stockholders’ equity	71,254,000	72,395,000
Total liabilities and stockholders’ equity	$82,590,000	$83,663,000

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net (loss) income	$(570,000)	$2,363,000
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	419,000	400,000
Deferred income taxes	6,000	(129,000)
Stock-based compensation expense	176,000	174,000
Change in operating assets and liabilities:
Accounts receivable	(637,000)	1,315,000
Inventories	(1,191,000)	(1,431,000)
Other assets	287,000	74,000
Accounts payable	593,000	(477,000)
Accrued expenses	(576,000)	(227,000)
Income taxes payable	-	995,000
Net cash (used) provided by operating activities	(1,493,000)	3,057,000
Cash Flows From Investing Activities:
Capital expenditures and other non-current assets	(178,000)	(181,000)
Net cash used by investing activities	(178,000)	(181,000)
Cash Flows From Financing Activities:
Dividends paid	(781,000)	(604,000)
Exercise of stock options	-	24,000
Tax benefit from vested restricted stock	37,000	58,000
Net cash used by financing activities	(744,000)	(522,000)

Net (decrease) increase in cash and cash equivalents	(2,415,000)	2,354,000
Cash and cash equivalents at beginning of period	24,245,000	22,816,000
Cash and cash equivalents at end of period	$21,830,000	$25,170,000

Supplemental Disclosure of Cash Flow Information:
Cash transactions:
Income taxes paid	$250	$241,000
Non Cash transactions:
Transfer of property and equipment to inventory	$161,000	$-
Transfer of inventory to property and equipment	$325,000	$-

Refer to Notes to Consolidated Financial Statements (Unaudited).

BOLT TECHNOLOGY CORPORATION AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2014, the Consolidated Statements of Income for the three month periods ended September 30, 2014 and 2013 and the Consolidated Statements of Cash Flows for the three month periods ended September 30, 2014 and 2013 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal, recurring items. Interim results are not necessarily indicative of results for a full year. These Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

The Company conducted an assessment of qualitative factors regarding the A-G reporting unit at June 30, 2014. The qualitative assessment indicated no impairment of the A-G goodwill balance at June 30, 2014.

For the RTS reporting unit, the Company performed the quantitative impairment test at June 30, 2014 using the capitalized cash flow method and the market price method. The impairment test for the RTS reporting unit indicated no impairment of the goodwill balance at June 30, 2014.

For the SBX reporting unit, the Company performed the quantitative test at December 31, 2013 using the capitalized cash flow method and the market price method, as well as the discounted cash flow method, and the test indicated no impairment of the goodwill balance. The Company’s review of the SBX goodwill balance at June 30, 2014 did not result in any indicators of impairment.

The Company reviewed A-G, RTS and SBX goodwill as of September 30, 2014 and no indicators of impairment were identified.

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

The Company reviewed the RTS and SBX intangible assets with indefinite lives at September 30, 2014 and June 30, 2014 and no indicators of impairment were identified.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of June 30, 2014 and September 30, 2014 did not identify any indicators of impairment.

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

Computation of Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period including common share equivalents (which includes stock option grants and restricted stock awards) assuming dilution. Unvested shares of restricted stock are included in computing basic (loss) earnings per share because they contain rights to receive non-forfeitable dividends.

The following is a reconciliation of basic (loss) earnings per share to diluted (loss) earnings per share for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,

	2014	2013

Net (loss) income available to common stockholders	$(570,000)	$2,363,000

Divided by:
Weighted average common shares	8,694,083	8,643,400
Weighted average common share equivalents	-	10,026
Total weighted average common shares and common share equivalents	8,694,083	8,653,426

Basic (loss) earnings per share	$(0.07)	$0.27
Diluted (loss) earnings per share	$(0.07)	$0.27

For the three month period ended September 30, 2014, the calculations do not include options to acquire 70,876 shares, since the inclusion of these shares would have been anti-dilutive. For the three month period ended September 30, 2013, the calculation included all options to acquire shares because they were all dilutive.

Recent Accounting Developments

None.

Note 3 – Merger

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

During the interim period from September 3, 2014 through the earlier of the consummation of the Merger or the termination of the Merger Agreement, the Company is subject to certain restrictions on its business activities and is required to conduct its business in the ordinary course. In addition, the Merger Agreement prohibits the Company from, among other things, declaring any further dividends, granting any stock options or restricted stock or repurchasing shares of the Company’s common stock pursuant to the existing repurchase authorization, in each case prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement.

The consummation of the Merger is subject to certain closing conditions, including approval of the Merger Agreement by the holders of the requisite number of shares of Company common stock under the Connecticut Business Corporation Act, and other conditions customary for a transaction of this type. A special meeting of the shareholders of the Company has been scheduled for November 17, 2014 to vote on the Merger.

The Merger Agreement provides that the Company may not solicit competing acquisition proposals, subject to certain exceptions designed to allow the Company’s Board of Directors to fulfill its fiduciary duties. In addition, the Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Teledyne a termination fee equal to $7,500,000 and to pay Teledyne’s expenses up to $1,000,000.

During the three month period ended September 30, 2014, the Company incurred $1,417,000 of expenses relating to the proposed merger, primarily for legal and investment banker fees. These expenses are non-deductible for income tax purposes.

Between September 10, 2014 and September 24, 2014, five substantially similar putative class action complaints were filed in the Superior Court of the State of Connecticut naming the Company, the members of the Company’s board of directors, Teledyne, and a Teledyne merger subsidiary (“Merger Sub”) as defendants. The complaints alleged that the members of the Company’s board of directors breached their fiduciary duties to Bolt’s shareholders by agreeing to sell Bolt for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that Teledyne and/or Merger Sub aided and abetted those alleged breaches. Teledyne and/or Merger Sub removed all five cases to Federal Court. On October 23, 2014, amended complaints were filed in four of the cases. On October 16, 2014, the court consolidated all of the cases identified above into Armin Walker v. Bolt Technology Corporation et al., C.A. No. 3:14-cv-01406, (the “Action”). On October 31, 2014, one of the five plaintiffs voluntarily dismissed her case, leaving four consolidated cases in the Action. On November 3, 2014, the Federal Court remanded the Action to state court in Connecticut, which also had the effect of returning the cases to four separate cases (the “Cases”). On November 10, 2014, one of the remaining four plaintiffs withdrew his case, leaving a total of three separate Cases.

On November 10, 2014, the Company, the members of the Company’s board of directors, Teledyne, and Merger Sub entered into a memorandum of understanding (“MOU”) with the plaintiffs in the three pending Cases providing for the settlement of all claims in the Cases. Under the MOU, and subject to conditions, including court approval and further definitive documentation, the plaintiffs on behalf of the putative class they represent have agreed to settle and release, against the defendants and their affiliates and agents, all claims in the Action and Cases and any potential claim related to (i) the Merger and/or the Merger Agreement, or any amendment thereto; (ii) the adequacy of the consideration to be paid to the Company’s shareholders in connection with the Merger; (iii) the fiduciary obligations of any of the defendants or other released parties in connection with the Merger and/or the Merger Agreement, or any amendment thereto; (iv) the negotiations in connection with and process leading to the Merger and/or the Merger Agreement, or any amendment thereto; and (v) the disclosures or disclosure obligations of any of the defendants or other released parties in connection with the Merger and/or the Merger Agreement.

The settlement provides for the Company to file additional disclosures supplementing its Definitive Proxy Statement, which disclosures will be filed as soon as the MOU is executed by all of the parties. The settlement will be subject to approval by the Connecticut Superior Court, after a hearing at which dissenting stockholders can object. The settlement application to the court will include an application for payment by defendants of plaintiffs’ legal fees. The amount of such legal fees is undetermined at this time. The Company anticipates that its D&O insurance will cover any such payments, subject to any applicable deductible.

Note 4 – SeaBotix Inc. Acquisition

The Company acquired all of the outstanding shares of capital stock of SeaBotix Inc. effective January 1, 2011. At closing, $9,500,000 was paid and a $500,000 purchase price holdback was accrued by the Company. Additional post-closing earnout payments are due if SBX achieves certain revenue and gross profit margin thresholds during the four-year period ending December 31, 2014.

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

Set forth below is a summary of the activity in the contingent earnout liability (all amounts represent fair values) from the date of closing to September 30, 2014:

Contingent
Earnout
Liability
Balance at closing	$5,000,000
Earnout paid in fiscal year 2011	(2,000,000)
Balance at June 30, 2011	3,000,000
Earnout paid in fiscal year 2012	(2,500,000)
Increase to contingent earnout liability in June 2012	4,500,000
Balance at June 30, 2012	5,000,000
Earnout paid in fiscal year 2013	(2,185,000)
Increase to contingent earnout liability in June 2013	500,000
Balance at June 30, 2013	3,315,000
Earnout paid in fiscal year 2014	(3,005,000)
Increase to contingent earnout liability in December 2013	1,500,000
Increase to contingent earnout liability in June 2014	1,000,000
Balance at September 30, 2014 and June 30, 2014	$2,810,000

An earnout payment equal to 15.5% of annual gross revenues is payable if SBX generates annual gross revenues in excess of $10,000,000 and achieves a certain gross profit percentage for calendar year 2014. If the Company estimates that it is more likely than not that the earnout payment for calendar year 2014 will exceed $2,810,000, the Company would have to increase the contingent earnout liability by the anticipated additional amount of the earnout payment. Such increase would result in a non-cash charge to the Consolidated Statement of Income.

The $2,810,000 contingent earnout liability at September 30, 2014 and June 30, 2014 was estimated by the Company based upon projected SBX revenues and gross profit percentages for calendar year 2014.

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2014	June 30, 2014

Raw materials and sub-assemblies	$19,022,000	$18,077,000
Work-in-process	3,580,000	3,429,000
	22,602,000	21,506,000
Less – Reserve for inventory valuation	(763,000)	(694,000)
	$21,839,000	$20,812,000

The inventory valuation reserve is a significant estimate made by management based on experience and the exercise of professional judgment. Actual results may differ from this estimate, and the difference could be material.

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed of. During the three month period ended September 30, 2014, the inventory valuation reserve was increased by $69,000 and no items were scrapped or disposed.

Note 6 – Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of A-G, RTS and SBX. A-G, RTS and SBX are three reporting units under ASC 350, “Intangibles — Goodwill and Other.” Bolt, the parent of A-G, RTS and SBX, is a fourth reporting unit and has no goodwill.

The composition of the net goodwill balance at September 30, 2014 and June 30, 2014 is as follows:

A-G	$7,679,000
RTS	3,278,000
SBX	6,270,000
$17,227,000

Goodwill represents approximately 21% of the Company’s total assets at September 30, 2014 and thus the evaluation of goodwill impairment is a significant estimate by management.

Note 7 – Income Taxes

A reconciliation of the federal statutory rate to the effective tax rate reflected in the total provision for income taxes for the three month periods ended September 30 is as follows:

	2014	2013

Federal statutory rate	(34%)	34%
Exempt income from domestic manufacturer’s deduction	(15)	(3)
Non-deductible expenses:
Merger expense	213	-
Other	6	1
State taxes	(13)	1
All other, net	(5)	-
Effective tax rate	152%	33%

ASC 740, “Income Taxes,” requires the Company to review all open tax years in all tax jurisdictions to determine if there are any uncertain income tax positions that require recognition in the Company’s financial statements, including any penalties and interest, based on the “more-likely-than-not “criterion. Based on its review, the Company has concluded that there were no significant income tax positions that would require the recording of additional income taxes or the recognition of any tax benefit in the Company’s financial statements at September 30, 2014 and June 30, 2014. There were no unallocated tax reserves at September 30, 2014 and June 30, 2014. The Company’s federal income tax returns for fiscal years prior to fiscal year 2011 are no longer subject to examination by the Internal Revenue Service.

Note 8 — Fair Value Measurements

accounting guidance for fair value measurements, the Company uses a three-tier fair value hierarchy to prioritize the inputs for measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).

Set forth below is a summary of liabilities that are measured at fair value on a recurring basis based on the three-level valuation hierarchy:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
At September 30, 2014 — Contingent earnout liability	$—	$—	$2,810,000	$2,810,000
At June 30, 2014 — Contingent earnout liability	$—	$—	$2,810,000	$2,810,000

This liability relates to the estimated fair value of the earnout payment to former SeaBotix Inc. stockholders for the earnout period ending December 31, 2014.

There have been no changes in the Level 3 liability from June 30, 2014 to September 30, 2014.

The Company determined the fair value of the contingent earnout liability at September 30, 2014 and June 30, 2014 using a probability weighted approach. The principal inputs to the approach include expectations of the specific business’s revenue and the probability of achieving required gross profit percentages for the remaining earnout period which ends on December 31, 2014. Given the use of significant inputs that are not observable in the market, the contingent earnout liability is classified within Level 3 of the fair value hierarchy. There were no significant changes to this methodology during the three month period ended September 30, 2014 and the year ended June 30, 2014.

Fair values of accounts receivable, other current assets, accounts payable, accrued expenses and dividends payable reflected in the September 30, 2014 (Unaudited) and June 30, 2014 Consolidated Balance Sheets approximate carrying values on those dates.

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

Stock Options

Stock option compensation expense was $45,000 and $47,000 for the three month periods ended September 30, 2014 and 2013, respectively.

A summary of changes in stock options during the three month period ended September 30, 2014 is as follows:

	2012 Plan		2006 Plan
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price

Options outstanding at June 30, 2014	105,200	$18.62	53,400	$12.33
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Options outstanding at September 30, 2014	105,200	$18.62	53,400	$12.33

At the effective time of the Merger with Teledyne, if consummated, each outstanding stock option (whether vested or unvested) will be converted into the right to receive an amount in cash equal to the excess, if any, of $22.00 over the exercise price of such option.

At September 30, 2014, the aggregate intrinsic value for outstanding options was $862,000, because the market price of the Company’s Common Stock at September 30, 2014 was higher than the weighted average exercise price of such options.

Restricted Stock

During the three month period ended September 30, 2014, 34,000 shares of restricted stock were granted under the 2012 Plan. These shares vest over a five-year period and the cost to the recipients is zero.  During the three month period ended September 30, 2013, 29,500 shares of restricted stock were granted under the 2012 Plan. Of these shares, 28,000 and 1,500 shares vest over a five-year period and one-year period, respectively, and the cost to the recipients is zero. The aggregate compensation cost for restricted stock granted during the three month periods ended September 30, 2014 and 2013 was $576,000 and $546,000, respectively, as of the grant dates. This compensation expense, which is a non-cash item, is being recognized in the Company’s financial statements over the vesting period of each restricted stock grant.

Restricted stock compensation expense was $131,000 and $127,000 for the three month periods ended September 30, 2014 and 2013, respectively.

A summary of changes in restricted stock awards during the three month period ended September 30, 2014 is as follows:

	2012 Plan		2006 Plan
		Weighted Average Grant Date		Weighted Average Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted stock awards outstanding at June 30, 2014	33,950	$18.51	60,800	$12.47
Granted	34,000	$16.94	-	$-
Vested	(6,350)	$18.47	(22,520)	$12.34
Unvested restricted stock awards outstanding at September 30, 2014	61,600	$17.65	38,280	$12.55

At the effective time of the Merger with Teledyne, if consummated, each share of unvested restricted stock will vest and will automatically convert into the right to receive $22.00 in cash.

Note 10 - Stockholders’ Equity

Changes in issued Common Stock and Stockholders’ Equity for the three month period ended September 30, 2014 were as follows:

	Common Stock		Treasury Stock		Retained
	Shares	Amount	Shares	Amount	Earnings	Total
Balance June 30, 2014	8,878,049	$33,207,000	202,075	$(1,926,000)	$41,114,000	$72,395,000
Restricted stock grants	34,000	—	—	—	—	—
Stock based compensation expense	—	176,000	—	—	—	176,000
Tax benefit from vested restricted stock	—	37,000	—	—	—	37,000
Net loss	—	—	—	—	(570,000)	(570,000)
Dividends ($0.09 per share)	—	—	—	—	(784,000)	(784,000)
Balance September 30, 2014	8,912,049	$33,420,000	202,075	$(1,926,000)	$39,760,000	$71,254,000

At September 30, 2014 and June 30, 2014, 20,000,000 shares of Common Stock, no par value, were authorized. The Merger Agreement with Teledyne prohibits the Company from repurchasing any shares pursuant to the existing repurchase authorization prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement. The Company declared a dividend of $0.09 per common share on August 13, 2014, which was paid on October 2, 2014 to stockholders of record on September 3, 2014. The Merger Agreement with Teledyne prohibits the Company from declaring any further dividends prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement.

Note 11 – Concentrations and Contingencies

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

Litigation:

From time to time the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of business. The Company is not aware of any material current or pending litigation except for four Connecticut class action suits, relating to the proposed Merger with Teledyne.

Between September 10, 2014 and September 24, 2014, five substantially similar putative class action complaints were filed in the Superior Court of the State of Connecticut naming the Company, the members of the Company’s board of directors, Teledyne, and a Teledyne merger subsidiary (“Merger Sub”) as defendants. The complaints alleged that the members of the Company’s board of directors breached their fiduciary duties to Bolt’s shareholders by agreeing to sell Bolt for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that Teledyne and/or Merger Sub aided and abetted those alleged breaches. Teledyne and/or Merger Sub removed all five cases to Federal Court. On October 23, 2014, amended complaints were filed in four of the cases. On October 16, 2014, the court consolidated all of the cases identified above into Armin Walker v. Bolt Technology Corporation et al., C.A. No. 3:14-cv-01406, (the “Action”). On October 31, 2014, one of the five plaintiffs voluntarily dismissed her case, leaving four consolidated cases in the Action. On November 3, 2014, the Federal Court remanded the Action to state court in Connecticut, which also had the effect of returning the cases to four separate cases (the “Cases”). On November 10, 2014, one of the remaining four plaintiffs withdrew his case, leaving a total of three separate Cases.

On November 10, 2014, the Company, the members of the Company’s board of directors, Teledyne, and Merger Sub entered into a memorandum of understanding (“MOU”) with the plaintiffs in the three pending Cases providing for the settlement of all claims in the Cases. Under the MOU, and subject to conditions, including court approval and further definitive documentation, the plaintiffs on behalf of the putative class they represent have agreed to settle and release, against the defendants and their affiliates and agents, all claims in the Action and Cases and any potential claim related to (i) the Merger and/or the Merger Agreement, or any amendment thereto; (ii) the adequacy of the consideration to be paid to the Company’s shareholders in connection with the Merger; (iii) the fiduciary obligations of any of the defendants or other released parties in connection with the Merger and/or the Merger Agreement, or any amendment thereto; (iv) the negotiations in connection with and process leading to the Merger and/or the Merger Agreement, or any amendment thereto; and (v) the disclosures or disclosure obligations of any of the defendants or other released parties in connection with the Merger and/or the Merger Agreement.

The settlement provides for the Company to file additional disclosures supplementing its Definitive Proxy Statement, which disclosures will be filed as soon as the MOU is executed by all of the parties. The settlement will be subject to approval by the Connecticut Superior Court, after a hearing at which dissenting stockholders can object. The settlement application to the court will include an application for payment by defendants of plaintiffs’ legal fees. The amount of such legal fees is undetermined at this time. The Company anticipates that its D&O insurance will cover any such payments, subject to any applicable deductible.

Note 12 – Segment Information

The Company has four reportable segments aligned with each of the Company’s product lines in accordance with ASC 280, “Segment Reporting.”

The following table provides selected financial information for each reportable segment for the three month periods ended September 30, 2014 and 2013:

	Seismic Energy Sources	Underwater Cables & Connectors	Seismic Energy Source Controllers	Underwater Robotic Vehicles	Corporate Headquarters & Eliminations	Consolidated

Three Months Ended September 30, 2014
Sales to external customers	$3,670,000	$2,456,000	$313,000	$5,474,000	$—	$11,913,000
Intersegment sales	149,000	97,000	170,000	—	(416,000)	—
Depreciation and amortization	73,000	77,000	25,000	239,000	5,000	419,000
Income (loss) before income taxes	544,000	454,000	(201,000)	1,285,000	(2,308,000)	(226,000)
Fixed asset additions	74,000	12,000	43,000	44,000	—	173,000

Three Months Ended September 30, 2013
Sales to external customers	$6,278,000	$5,146,000	$1,662,000	$3,122,000	$—	$16,208,000
Intersegment sales	380,000	177,000	291,000	—	(848,000)	—
Depreciation and amortization	69,000	75,000	17,000	234,000	5,000	400,000
Income (loss) before income taxes	1,279,000	2,129,000	871,000	220,000	(971,000)	3,528,000
Fixed asset additions	97,000	29,000	51,000	4,000	—	181,000

Balance Sheet Data at September 30, 2014
Segment assets	$18,871,000	$15,262,000	$5,627,000	$24,614,000	$18,216,000	$82,590,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Other intangible assets	117,000	—	289,000	5,563,000	—	5,969,000

Balance Sheet Data at June 30, 2014
Segment assets	$19,927,000	$17,010,000	$5,970,000	$22,591,000	$18,165,000	$83,663,000
Goodwill	—	7,679,000	3,278,000	6,270,000	—	17,227,000
Other intangible assets	117,000	—	297,000	5,758,000	—	6,172,000

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

Cautionary Statement for Purposes of Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, future filings by the Company with the Securities and Exchange Commission, the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include statements about anticipated financial performance, future revenues or earnings, dividends, business prospects, new products, anticipated energy industry activity, anticipated market performance, planned production and shipping of products, expected cash needs and similar matters. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company’s products and the risk of the Company’s inability to develop new competitive products in a timely manner, (ii) the risk of changes in demand for the Company’s products due to fluctuations in energy industry activity, (iii) the Company’s reliance on certain significant customers, (iv) the risk of changing budgetary levels for government and quasi-government units, (v) risks associated with a significant amount of foreign sales, (vi) the risk of fluctuations in future operating results, (vii) risks associated with global economic conditions and fluctuations in offshore energy activity, (viii) risks of changes in environmental or regulatory matters, (ix) the risk of the Company not being able to close the merger with Teledyne Technologies Incorporated on a timely basis, or at all, (x) the consequences if the merger does not close, including those described in the definitive proxy statement, and (xi) other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words “estimate,” “project,” “anticipate,” “expect,” “predict,” “believe,” “may,” “could,” “should” and similar expressions are intended to identify forward-looking statements.

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

Consolidated sales for the three month period ended September 30, 2014 decreased by $4,295,000 or 26% from the three month period ended September 30, 2013.

The combined sales for the three marine seismic data acquisition segments decreased from $13,086,000 for the three month period ended September 30, 2013 to $6,439,000 for the three month period ended September 30, 2014, a decrease of $6,647,000 or 51% due to a general slowdown in the marine seismic exploration industry. In addition, during the three month period ended September 30, 2014, the Company recorded $1,417,000 of non-tax deductible expenses relating to the proposed merger of the Company with Teledyne Technologies Incorporated. As a result, the Company recorded a net loss of $570,000 ($0.07 per share) for the three month period ended September 30, 2014. The sales outlook for the remainder of fiscal year 2015 for the three marine seismic data acquisition segments is subject to the marine seismic industry downturn, the duration of which is uncertain. In addition, the Company continues to incur significant expense relating to the proposed merger of the Company with Teledyne Technologies Incorporated.

Sales of underwater robotic vehicles increased from $3,122,000 for the three month period ended September 30, 2013 to $5,474,000 for the three month period ended September 30, 2014, an increase of $2,352,000 or 75% due primarily to higher shipments to the U.S. government. Based on sales, operating results for the three month period ended September 30, 2014 and current orders, the Company anticipates that fiscal year 2015 sales and operating results for this segment will be strong, absent any significant decreases in sales to the U.S. government.

At September 30, 2014, the Company conducted an assessment of the June 30, 2014 contingent earnout liability of $2,810,000 and determined that no adjustment was required.

During the three month period ended September 30, 2014, the Company continued its joint development effort with WesternGeco, a product line of Schlumberger, to develop an environmentally friendly energy source (the “eSource™”) for marine seismic exploration surveys. The Company has continued to incur costs, in support of this project, which are charged to research and development expense in the Consolidated Statement of Income. The Company anticipates receiving the first orders for the eSource™ by the end of fiscal year 2015.

On September 3, 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Teledyne Technologies Incorporated (“Teledyne”) will acquire the Company (the “Merger”). At the effective time of the Merger, if consummated, each outstanding share of the Company’s common stock will be converted automatically into the right to receive $22.00 in cash.

The review period (the “HSR Waiting Period”) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, for the Merger, expired as of 11:59 p.m. on October 16, 2014. Expiration of the HSR Waiting Period satisfies one of the conditions to the closing of the Merger. Completion of the Merger remains subject to approval by the Company’s shareholders and satisfaction or waiver of certain other conditions. A special meeting of the shareholders of the Company has been scheduled for November 17, 2014 to vote on the Merger. In addition, the Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Teledyne a termination fee equal to $7,500,000 and to pay Teledyne’s expenses up to $1,000,000.

Between September 10, 2014 and September 24, 2014, five substantially similar putative class action complaints were filed in the Superior Court of the State of Connecticut naming the Company, the members of the Company’s board of directors, Teledyne, and a Teledyne merger subsidiary (“Merger Sub”) as defendants. The complaints alleged that the members of the Company’s board of directors breached their fiduciary duties to Bolt’s shareholders by agreeing to sell Bolt for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that Teledyne and/or Merger Sub aided and abetted those alleged breaches. Teledyne and/or Merger Sub removed all five cases to Federal Court. On October 23, 2014, amended complaints were filed in four of the cases. On October 16, 2014, the court consolidated all of the cases identified above into Armin Walker v. Bolt Technology Corporation et al., C.A. No. 3:14-cv-01406, (the “Action”). On October 31, 2014, one of the five plaintiffs voluntarily dismissed her case, leaving four consolidated cases in the Action. On November 3, 2014, the Federal Court remanded the Action to state court in Connecticut, which also had the effect of returning the cases to four separate cases (the “Cases”). On November 10, 2014, one of the remaining four plaintiffs withdrew his case, leaving a total of three separate Cases.

On November 10, 2014, the Company, the members of the Company’s board of directors, Teledyne, and Merger Sub entered into a memorandum of understanding (“MOU”) with the plaintiffs in the three pending Cases providing for the settlement of all claims in the Cases. Under the MOU, and subject to conditions, including court approval and further definitive documentation, the plaintiffs on behalf of the putative class they represent have agreed to settle and release, against the defendants and their affiliates and agents, all claims in the Action and Cases and any potential claim related to (i) the Merger and/or the Merger Agreement, or any amendment thereto; (ii) the adequacy of the consideration to be paid to the Company’s shareholders in connection with the Merger; (iii) the fiduciary obligations of any of the defendants or other released parties in connection with the Merger and/or the Merger Agreement, or any amendment thereto; (iv) the negotiations in connection with and process leading to the Merger and/or the Merger Agreement, or any amendment thereto; and (v) the disclosures or disclosure obligations of any of the defendants or other released parties in connection with the Merger and/or the Merger Agreement.

The settlement provides for the Company to file additional disclosures supplementing its Definitive Proxy Statement, which disclosures will be filed as soon as the MOU is executed by all of the parties. The settlement will be subject to approval by the Connecticut Superior Court, after a hearing at which dissenting stockholders can object. The settlement application to the court will include an application for payment by defendants of plaintiffs’ legal fees. The amount of such legal fees is undetermined at this time. The Company anticipates that its D&O insurance will cover any such payments, subject to any applicable deductible. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

In connection with the proposed Merger, the Company filed a definitive proxy statement with the Securities and Exchange Commission (“SEC”) on October 7, 2014. The proxy statement contains additional important information about the proposed Merger and the parties thereto. A free copy of the proxy statement may be obtained at the SEC’s website at www.sec.gov or the Company’s website at www.bolt-technology.com. A free copy of the proxy statement may also be obtained from Bolt Technology Corporation at Four Duke Place, Norwalk, CT 06854, Attention: Investor Relations.

The Company’s balance sheet at September 30, 2014 remained strong with cash of $21,830,000, working capital of $44,370,000 and no debt.

Unless expressly noted to the contrary, all forward-looking statements in this discussion and analysis of financial condition and results of operations relate to the Company on a stand-alone basis and do not reflect any potential impact of the proposed Merger with Teledyne.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”), which are referred to as generally accepted accounting principles or “GAAP,” as contained in the FASB Accounting Standards Codification.

Liquidity and Capital Resources

The Company maintains its cash and cash equivalent balances primarily with several non-banking U.S. corporations as well as with certain U.S. based financial institutions. As of September 30, 2014, the Company believes that cash and cash equivalent balances and projected cash flow from operations will be adequate to meet foreseeable operating needs for the remainder of fiscal year 2015.

On August 13, 2014, the Company’s Board of Directors approved a dividend of $0.09 per common share payable on October 2, 2014 to stockholders of record on September 3, 2014. This dividend amounted to $784,000. Under the Merger Agreement with Teledyne, no further dividends may be declared prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement.

In fiscal year 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. Pursuant to the terms of the repurchase program, management determines the timing and amount of any stock repurchase transactions depending on market conditions, share prices, capital availability and other factors. The Company is not obligated to purchase any shares under the repurchase program. The repurchase program does not have an expiration date and repurchases may be commenced or suspended at any time or from time to time without prior notice. The repurchase program is structured to conform to the safe harbor provisions of Securities Exchange Act Rule 10b-18. As of September 30, 2014, the Company had repurchased 202,075 of its shares under the repurchase program at an aggregate cost of $1,926,000. No shares were repurchased during the three month period ended September 30, 2014. Under the Merger Agreement with Teledyne, no further repurchases may be made prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement.

Three Months Ended September 30, 2014

At September 30, 2014, the Company had $21,830,000 in cash and cash equivalents, as compared to $25,170,000 at September 30, 2013. The decrease in cash and cash equivalents was primarily due to dividend payments.

For the three month period ended September 30, 2014, cash used from operating activities after changes in working capital items was $1,493,000, primarily due to higher accounts receivable and inventory.

For the three month period ended September 30, 2013, cash flow from operating activities after changes in working capital items was $3,057,000, primarily due to net income adjusted for non-cash items and lower accounts receivable, partially offset by higher inventory.

For the three month period ended September 30, 2014, cash used in investing activities was $178,000 due to capital expenditures for new and replacement equipment. For the three month period ended September 30, 2013, cash used in investing activities was $181,000 due to capital expenditures for new and replacement equipment.

For the three month period ended September 30, 2014, cash used in financing activities was $744,000 due primarily to cash dividends paid. For the three month period ended September 30, 2013, cash used in financing activities was $522,000 due primarily to cash dividends paid.

The Company anticipates that capital expenditures for the remainder of fiscal year 2015 will not exceed $800,000 and will be funded from operating cash flow.

Since a relatively small number of customers account for the majority of the Company’s sales, the consolidated accounts receivable balance at the end of any period tends to be concentrated in a small number of customers.  At September 30, 2014 and June 30, 2014, the five customers with the highest accounts receivable balances represented 72% and 64% of the consolidated accounts receivable balances on those dates, respectively.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet financing arrangements at September 30, 2014.

Contractual Obligations

The Company had no long-term borrowings, capital leases, purchase obligations or other long-term liabilities at September 30, 2014.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Consolidated sales for the three month period ended September 30, 2014 totaled $11,913,000, a decrease of $4,295,000 or 26% from the three month period ended September 30, 2013. The change in net sales from the prior year period by reportable segment was as follows: seismic energy sources decreased by $2,608,000 (42%), underwater cables and connectors decreased by $2,690,000 (52%), seismic energy source controllers decreased by $1,349,000 (81%), and underwater robotic vehicles increased by $2,352,000 (75%).

Lower sales for the three marine seismic data acquisition segments were primarily due to the negative impact of the marine seismic industry slowdown. Higher sales for the underwater robotic vehicles segment was due primarily to increased shipments to the U.S. government.

Consolidated gross profit as a percentage of consolidated sales was 49% for the three month period ended September 30, 2014 versus 51% for the three month period ended September 30, 2013.  The decrease in the gross profit percentage reflects lower manufacturing efficiencies associated with the 51% sales decrease for the marine seismic data acquisition segments.

Research and development (“R&D”) costs for the three month period ended September 30, 2014 increased to $958,000 from $926,000 for the three month period ended September 30, 2013. In both periods, R&D costs relate primarily to the joint development effort with WesternGeco to develop an environmentally friendly seismic energy source.

Selling, general and administrative expenses decreased by $167,000 or 4% in the three month period ended September 30, 2014 from the three month period ended September 30, 2013. The decrease was primarily due to lower advertising and trade show expense.

Expenses related to the proposed Merger with Teledyne for the three month period ended September 30, 2014 were $1,417,000, consisting primarily of legal and investment banker fees. These expenses are non-deductible for income tax purposes.

Interest income for the three month period ended September 30, 2014 remained the same as the three month period ended September 30, 2013 primarily due to unchanged interest rates.

The provision for income taxes for the three month period ended September 30, 2014 was $344,000, an effective tax rate of 152%.   This rate was higher than the federal statutory rate of 34% primarily due to non-deductible merger expense associated with the proposed Merger with Teledyne, partially offset by benefits associated with state income taxes and the domestic manufacturer’s deduction. The provision for income taxes for the three month period ended September 30, 2013 was $1,165,000, an effective tax rate of 33%.   This rate was lower than the federal statutory rate of 34% primarily due to benefits associated with the domestic manufacturer’s deduction, partially offset by state income taxes and non-deductible expenses.

The above mentioned factors resulted in a net loss for the three month period ended September 30, 2014 of $570,000, compared to net income of $2,363,000 for the three month period ended September 30, 2013. Excluding the expenses related to the proposed Merger with Teledyne, net income would have been $847,000 for the three month period ended September 30, 2014.

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

Management establishes the inventory valuation reserve by reviewing the inventory for items that should be reserved in full based on a lack of usage for a specified period of time and for which future demand is not forecasted and establishes an additional reserve for slow moving inventory based on varying percentages of the cost of the items. The inventory valuation reserve is adjusted at the close of each accounting period, as necessary, based on management’s estimate of the inventory valuation reserve required. This estimate is calculated on a consistent basis as determined by the Company’s inventory valuation policy. Increases to the inventory valuation reserve result in a charge to cost of sales, and decreases to the reserve result in a credit to cost of sales. The inventory valuation reserve is also decreased when items are scrapped or disposed. During the three month period ended September 30, 2014, the inventory valuation reserve was increased by $69,000 and no items were scrapped or disposed.

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

At September 30, 2014, the Company conducted an assessment of the contingent earnout liability of $2,810,000 and determined that no adjustment was required.

Deferred Taxes

The Company applies an asset and liability approach to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse.

The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.  The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets.  In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in the Consolidated Statement of Income. The Company has concluded that no deferred tax valuation allowance was necessary at September 30, 2014 and June 30, 2014 because future taxable income is believed to be sufficient to utilize any deferred tax asset.

Impairment Testing of Goodwill, Intangible Assets with Indefinite Lives and Other Long-Lived Assets

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise. The Company conducted an assessment of qualitative factors regarding the A-G reporting unit at June 30, 2014. The qualitative assessment indicated no impairment of the A-G goodwill balance at June 30, 2014.

For the RTS reporting unit, the Company performed a quantitative impairment test at June 30, 2014 using the capitalized cash flow method and the market price method. The impairment test for the RTS reporting unit indicated no impairment of the goodwill balance at June 30, 2014.

For the SBX reporting unit, the Company performed a quantitative impairment test at December 31, 2013 using the capitalized cash flow method and the market price method, as well as the discounted cash flow method, and the impairment test indicated no impairment of the goodwill balance. The Company’s review of the SBX goodwill balance at June 30, 2014 did not identify any indicators of impairment.

The Company reviewed A-G, RTS and SBX goodwill as of September 30, 2014 and no indicators of impairment were identified.

Goodwill represents approximately 21% of the Company’s total assets at September 30, 2014. The evaluation of goodwill is thus a significant estimate by management. Even if management’s estimate was incorrect, it would not result in a cash outlay because the goodwill amounts arose out of acquisition accounting.

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

The Company reviewed the SBX intangible asset with an indefinite life at September 30, 2014 and June 30, 2014 and no indicators of impairment were identified.

The Company reviewed the RTS intangible asset with an indefinite life at September 30, 2014 and June 30, 2014 and no indicators of impairment were identified.

The Company’s other long-lived assets consist of property, plant and equipment, other intangible assets with definite lives and other non-current assets.

The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company’s reviews as of September 30, 2014 and June 30, 2014 did not identify any indicators of impairment.

Recent Accounting Developments

None.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any material market risks associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Item 4 – Controls and Procedures

The chief executive officer and the chief financial officer, with the assistance of key employees throughout the Company, including its subsidiaries, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014.  Based upon the results of such evaluation, the chief executive officer and the chief financial officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Between September 10, 2014 and September 24, 2014, five substantially similar putative class action complaints were filed in the Superior Court of the State of Connecticut naming the Company, the members of the Company’s board of directors, Teledyne, and a Teledyne merger subsidiary (“Merger Sub”) as defendants. The complaints alleged that the members of the Company’s board of directors breached their fiduciary duties to Bolt’s shareholders by agreeing to sell Bolt for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that Teledyne and/or Merger Sub aided and abetted those alleged breaches. Teledyne and/or Merger Sub removed all five cases to Federal Court. On October 23, 2014, amended complaints were filed in four of the cases. In the amended complaints the claims, relief sought, and Defendants remained the same, but after having reviewed the preliminary proxy statement filed by the Company, the plaintiffs added details regarding information that they allege should be disclosed to Company shareholders for them to make a fully informed decision whether to vote in support of the proposed transaction. On October 16, 2014, the court consolidated all of the cases identified above into Armin Walker v. Bolt Technology Corporation et al., C.A. No. 3:14-cv-01406, (the “Action”). On October 31, 2014, one of the five plaintiffs voluntarily dismissed her case, leaving four consolidated cases in the Action. On November 3, 2014, the Federal Court remanded the Action to state court in Connecticut, which also had the effect of returning the cases to four separate cases (the “Cases”). On November 10, 2014, one of the remaining four plaintiffs withdrew his case, leaving a total of three separate Cases.

On November 10, 2014, the Company, the members of the Company’s board of directors, Teledyne, and Merger Sub entered into a memorandum of understanding (“MOU”) with the plaintiffs in the three pending Cases providing for the settlement of all claims in the Cases. Under the MOU, and subject to conditions, including court approval and further definitive documentation, the plaintiffs on behalf of the putative class they represent have agreed to settle and release, against the defendants and their affiliates and agents, all claims in the Action and Cases and any potential claim related to (i) the Merger and/or the Merger Agreement, or any amendment thereto; (ii) the adequacy of the consideration to be paid to the Company’s shareholders in connection with the Merger; (iii) the fiduciary obligations of any of the defendants or other released parties in connection with the Merger and/or the Merger Agreement, or any amendment thereto; (iv) the negotiations in connection with and process leading to the Merger and/or the Merger Agreement, or any amendment thereto; and (v) the disclosures or disclosure obligations of any of the defendants or other released parties in connection with the Merger and/or the Merger Agreement.

The settlement provides for the Company to file additional disclosures supplementing its Definitive Proxy Statement, which disclosures will be filed as soon as the MOU is executed by all of the parties. The settlement will be subject to approval by the Connecticut Superior Court, after a hearing at which dissenting stockholders can object. The settlement application to the court will include an application for payment by defendants of plaintiffs’ legal fees. The amount of such legal fees is undetermined at this time. The Company anticipates that its D&O insurance will cover any such payments, subject to any applicable deductible.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, the Company’s Board of Directors authorized and approved a program to repurchase up to $10,000,000 of its Common Stock through open market and privately negotiated transactions. The Company did not repurchase any shares of its Common Stock during the three month period ended September 30, 2014. As of September 30, 2014, $8,074,000 remained available for repurchase under the existing repurchase authorization. However, under the Merger Agreement with Teledyne, no further repurchases may be made prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement.

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

BOLT TECHNOLOGY CORPORATION

Date: November 10, 2014	/s/ Raymond M. Soto
Raymond M. Soto Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	/s/ Joseph Espeso
Joseph Espeso Senior Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

